Form 10-Q
period 2016-06-30
Monster Digital, Inc.
filed 2016-08-15
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-37797

MONSTER DIGITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3948465
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2655 Park Center Drive, Unit C
Simi Valley, California 93065
(Address of principal executive offices, including zip code)

(805) 955-4190
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of July 31, 2016, the registrant had 7,339,050 shares of common stock, par value $.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except shares and par value)

	December 31, 2015	June 30, 2016
	(Note 1)	(unaudited)
ASSETS

Current assets
Cash	$119	$152
Accounts receivable, net of allowances of $99 and $218, respectively	644	1,038
Inventories	633	1,029
Prepaid expenses and other	141	54
Total current assets	1,537	2,273
Trademark, net of amortization of $54 and $119, respectively	2,548	2,483
Deferred IPO costs	619	1,154
Deposits and other assets	14	14
Total assets	$4,718	$5,924

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Line of credit	$215	$322
Accounts payable	1,021	1,466
Accrued expenses	3,311	3,628
Customer refund	1,850	1,825
Due to related parties	510	534
Notes payable	3,505	4,392
Total current liabilities	10,412	12,167
Commitments and contingencies
Shareholders’ deficit
Preferred stock; 10,000,000 shares authorized; 0 and 2,802,430 shares issued and outstanding, respectively	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 3,702,865 and 3,750,000 shares issued and outstanding, respectively	—	—
Additional paid-in capital	20,181	22,753
Accumulated deficit	(25,875)	(28,996)
Total shareholders’ deficit	(5,694)	(6,243)
Total liabilities and shareholders’ deficit	$4,718	$5,924

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2016	2015	2016

Revenue	$1,334	$1,683	$2,718	$2,220
Cost of goods sold	1,248	1,253	2,457	1,743
Gross Profit	86	430	261	477

Operating expenses
Research and development	119	65	246	114
Selling and marketing	532	591	1,389	1,227
General and administrative	492	675	1,375	1,470
Total operating expenses	1,143	1,331	3,010	2,811
Operating loss	(1,057)	(901)	(2,749)	(2,334)
Other expense, net
Interest and finance expense	99	339	630	787
Debt conversion expense	-	-	898	-
Total other expenses	99	339	1,528	787
Loss before income taxes	(1,156)	(1,240)	(4,277)	(3,121)
Provision for income taxes	-	-	-	-
Net Loss	$(1,156)	$(1,240)	$(4,277)	$(3,121)

Loss Per Share
Basic and Diluted	$(0.38)	$(0.33)	$(1.42)	$(0.83)
Number of Shares used in Computation

Basic and Diluted	3,076	3,750	3,013	3,749

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Dollars in Thousands, except shares)
(unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2015	3,702,865	$—	—	$—	$20,181	$(25,875)	$(5,694)

Issuance of Preferred Stock	—	—	2,802,430	—	2,393	—	2,393
Issuance of Common Stock	47,135	—	—	—	—	—	—
Amortization of non-cash stock-based compensation	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	(3,121)	(3,121)

Balance June 30, 2016	3,750,000	$—	2,802,430	$—	$22,753	$(28,996)	$(6,243)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities
Net loss	$(4,277)	$(3,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	54	179
Amortization of deferred debt issuance costs and debt discount	463	691
Amortization of trademark	—	65
Debt conversion expense	898	—
Accrued interest on debt converted to equity	12	—
Provision for doubtful accounts	107	119
Changes in operating assets and liabilities:
Accounts receivable	2,998	(513)
Inventories	(1,202)	(396)
Prepaid expenses and other	(180)	87
Other assets	8	—
Accounts payable	1,453	445
Accrued expenses	(466)	317
Customer deposits	—	(25)
Due to related party	(28)	—
Net cash used in operating activities	(160)	(2,152)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	2,393
Private placement offering	3,116	—
Private placement issuance costs	(479)	—
Short-term loan – related party, net	(151)	24
Prepaid IPO costs	—	(613)
Proceeds from issuance of bridge financing	—	406
Proceeds from issuance of convertible debt and warrants	1,645	—
Proceeds from credit facility	4,330	581
Payments on credit facility	(7,868)	(474)
Payments on trademark note payable		(75)
Deferred financing costs	(424)	(57)
Net cash provided by financing activities	169	2,185
Net increase in cash	9	33
Cash, beginning of the period	97	119
Cash, end of the period	$106	$152
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$142	$29
Non-cash investing and financing activities:
Deferred IPO costs	$91	$356
Exchange of debt for equity	$2,272	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:  Monster Digital, Inc. (“MDI”), a Delaware corporation (formed in November 2010), and its subsidiary, SDJ Technologies, Inc. (“SDJ”) (collectively referred to as the “Company”), is an importer of high-end memory storage products, flash memory and action sports cameras marketed and sold under the Monster Digital brand name acquired under a long-term licensing agreement with Monster, Inc. The Company sources its products from China, Taiwan and Hong Kong.

Public Offering: The Company closed an initial public offering (the “Offering”) on July 13, 2016 and its common stock and warrants are now traded on the Nasdaq stock exchange under the symbols “MSDI” and “MSDIW”, respectively. The Offering generated gross proceeds of $9,132,750 on the sale of 2,025,000 common shares at $4.50 per share and 2,025,000 warrants at $0.01 per warrant.

Basis of Presentation:  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the SEC’s instructions for interim financial information. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2015 which are included in Form S-1 filed by the Company that was declared effective on July 7, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2016. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates taking into consideration discrete items occurring in a quarter. The consolidated balance sheet as of December 31, 2015 is derived from the 2015 audited financial statements.

Principles of Consolidation:  The consolidated financial statements include accounts of MDI and SDJ. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (including sales returns, price protection allowances, bad debts, inventory reserves, warranty reserves, and asset impairments), disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates

Concentration of Cash:  The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on its cash balances.

Accounts Receivable:  Accounts receivable are carried at original invoice amount less allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of December 31, 2015 and June 30, 2016, the allowance for doubtful accounts is approximately $99,000 and $218,000, respectively.

Inventories:  Inventories are stated at the lower of cost or market, with cost being determined on the weighted average cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its market value. As of December 31, 2015 and June 30, 2016, inventory on hand was comprised primarily of finished goods ready for sale and packaging and supplies.

Fair Value of Financial Instruments:  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Fair value is based on a hierarchy of valuation techniques, which is determined on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own market assumptions. These two types of inputs create a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

All stock purchase warrants (see Note 5) are valued under methods of fair value under the Level 3 tier, as described above.

The carrying amount for other financial instruments, which include cash, accounts receivable, accounts payable, and line of credit, approximate fair value based upon their short term nature and maturity.

Revenue Recognition:  Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the sales price is fixed or determinable, (3) collectability is reasonably assured, and (4) products have been shipped and the customer has taken ownership and assumed the risk of loss. Distributors and retailers take full ownership of their product upon delivery and sales are fully recognized at that time.

Revenue is reduced by reserves for price protection, sales returns, allowances and rebates. Our reserve estimates are based upon historical data as well as projections of sales, customer inventories, market conditions and current contractual sales terms. If the Company reduces the list price of its products, certain customers may receive a credit from the Company (i.e. price protection). The Company estimates the impact of such pricing changes on a regular basis and adjusts its allowances accordingly. Amounts charged to operations for price protection are calculated based on actual price changes on individual products and customer inventory levels. The reserve is then reduced by actual credits given to these customers at the time the credits are issued. We calculate the allowance for doubtful accounts and provision for sales returns and rebates based on management’s estimate of the amount expected to be uncollectible or returned on specific accounts. We provide for future returns, price protection and rebates at the time the products are sold. We calculate an estimate of future returns of product by analyzing units shipped, units returned and point of sale data to ascertain consumer purchases and inventory remaining with retail to establish anticipated returns. Price protection is calculated on a product by product basis. The objective of price protection is to mitigate returns by providing retailers with credits to ensure maximum consumer sales. Price protection is granted to retailers after they have presented the Company an affidavit of existing inventory.

The Company also offers market development credits (“MDF credits”) to certain of its customers. These credits are also charged against revenue.

Shipping and Handling Costs:  Historically, the Company has not charged its customers for shipping and handling costs, which is a component of marketing and selling expenses. These costs totaled approximately $59,000 and $77,000 in the three months ended June 30, 2015 and 2016, respectively, and approximately $94,000 in each of the six months ended June 30, 2015 and 2016.

Income Taxes:  Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities and net operating loss carryforwards, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. As of December 31, 2015 and June 30, 2016, there are no known uncertain tax positions.

The Company policy is to classify the liability for unrecognized tax benefits as current to the extent that it is more likely than not to be realized upon settlement and to the extent that the Company anticipates payment (or receipt) of cash within one year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the tax provision.

Product Warranty:  The Company’s memory products are sold under various limited warranty arrangements ranging from three years to five years on solid state drives and a limited lifetime warranty on all other products. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products to the manufacturer. As of December 31, 2015 and June 30, 2016, the Company has established a warranty reserve of $234,000 and $242,000, respectively. The warranty reserve is included in accrued expenses in the accompanying consolidated balance sheets.

Research and Development:  The Company incurs costs to improve the appeal and functionality of its products. Research and development costs are charged to expense when incurred.

Earnings (Loss) per Share:  Basic earnings (loss) per share is calculated by dividing net earnings (loss) (is attributable to common stockholders) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated similarly but includes potential dilution from the exercise of common stock warrants and conversion of debt to equity, except when the effect would be anti-dilutive. Earnings (loss) per share are computed using the “treasury stock method.” At June 30, 2016, warrants outstanding for 325,093 shares of common stock, 19,528 stock options, 2,802,430 preferred shares and $38,000 in convertible notes payable have been excluded from the computation of diluted loss per share because their effect was anti-dilutive.

Recently Issued Accounting Pronouncements — In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations, which could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. ASU 2014-08 also expands the disclosure requirements for disposals of operations to include more information about assets, liabilities, income and expenses and requires entities to disclose information about disposals of individually significant components. ASU 2014-08 is effective in the first quarter of 2015, with early adoption permitted. ASU 2014-08 could impact our consolidated financial results in the event of a transaction as described above.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective in the first quarter of 2018 and requires either a retrospective or a modified retrospective approach to adoption. We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern, which requires that management of an entity evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update will become effective beginning January 1, 2017, with early adoption permitted. The provisions of this standard are not expected to significantly impact the Company.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015 and was adopted as of January 1, 2016. The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The standard is effective for the Company prospectively beginning January 1, 2017. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the standard may have on its consolidated financial statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

NOTE 2 — GOING CONCERN

As of June 30, 2016, the Company has negative working capital of approximately $9.9 million, has a capital deficit of approximately $6.2 million, and has incurred cumulative net losses from its inception of approximately $29 million. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. In response to this uncertainty, Management has taken certain measures in 2015 and to date in 2016 and has plans for the remainder of 2016 and beyond, with the objective of alleviating this concern. They include the following:

•	Subsequent to June 30, 2016, the Company received gross proceeds of approximately $9.1 million upon closing the Offering.

•	In order to meet customers’ needs for consumer products, the Company is continuing to develop new products to complement existing products and expand overall product offerings, with the objective of increasing revenue and gross profit percentages. The Company will be introducing additional new action sports cameras in 2016.

While the Company believes it will be successful in obtaining the necessary financing to fund its operations, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 — DEBT AND EQUITY FINANCING

Credit Facility

In June 2015, the Company secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. Upon the execution of this contract, the balance owed under a prior credit facility was repaid and that contract was terminated. The total amount outstanding under this facility as of December 31, 2015 and June 30, 2016 was $215,000 and $322,000, respectively. There are no financial or similar covenants associated with this facility.

Debt to Equity Exchange Offer

In December 2014, the Company extended an offer to its convertible Note holders for the exchange of convertible Notes, accrued interest and common stock purchase warrants into common stock. In the offer, the conversion rate on the principal amount of the Notes was reduced from $22.27 per share to $14.85 per share, with accrued interest being cancelled. Furthermore, in exchange for the cancellation of all warrants, the Note holders received .07 shares of common stock for every .13 shares that would have been issued upon exercise of the warrants.

As further inducement to the offer, for the new shares issued in connection with the exchange offer, the Company’s principal shareholder agreed to put back to the Company an equal number of shares owned by him (to a maximum of 336,682 shares) and have such shares cancelled.

Through December 31, 2014, a total of $3,428,000 in convertible Notes had been converted to equity pursuant to the exchange offer. As a result of the foregoing exchange, $5,870,000 was credited to additional paid-in capital, which is the net amount of the principal of the Notes, unpaid accrued interest, unamortized debt discount, and the debt conversion expense. For the year ended December 31, 2015, the Company continued its private offering of convertible Notes concurrent with a related offer to exchange the notes for shares of common stock on the terms indicated above. During the six month period ended June 30, 2015, gross proceeds of $1,645,000 were raised in the offering from the issuance of convertible Notes payable. In March 2015, these Notes were converted to common stock pursuant to the exchange offer, resulting in an inducement charge of $898,000. As a result of these transactions, an additional 158,265 common shares were issued during the period. As of December 31, 2015 and June 30, 2016, a total of $38,000 in principal of convertible Notes payable remain outstanding. These Notes matured in the second quarter of 2015 and remain outstanding as of June 30, 2016.

Promissory notes

From October through March 7, 2016, the Company issued promissory notes; the notes are due and payable at the earlier of one year from the date of issuance or the closing date of the Company’s initial public offering, bear an interest rate of 15% that is accrued upon issuance, irrespective of whether the promissory note is outstanding for part or full term until maturity, and have a loan origination fee of $.225 for each dollar loaned. The loan origination fee associated with the notes as of June 30, 2016 was $756,000 and was recorded as accrued interest and debt discount to the notes payable and is being amortized over the life of the notes. Debt discount amortized as interest expense in the three and six months ended June 30, 2016 was approximately $176,000 and $364,000, respectively. All principal, fees and interest are payable on the due date. As of December 31, 2015 and June 30, 2016, a total of $3.0 million and $3.4 million, respectively, in principal of these notes payable remains outstanding.

Subsequent to June 30, 2016, the Company completed the Offering whereby 90% of the outstanding promissory notes totaling $3,024,000 were converted to 672,000 shares of common stock and 672,000 warrants at the offering price of $4.50 per share. The 15% accrued interest and the 22.5% origination fee were waived as part of the conversion. The remaining, unconverted $336,000 of promissory notes were paid out of the proceeds of the Offering along with the accrued interest and origination fee attributable to those notes.

Due to Monster, Inc.

In addition to the issuance of shares of common stock and common stock purchase warrants (see Note 5), the Company has agreed to pay Monster, Inc. $500,000 as consideration for use of the name Monster Digital, Inc. pursuant to Amendment No. 3 to the Trademark License Agreement between the Company and Monster, Inc. Of this total balance, the Company agreed to pay $125,000 in December 2015 and the balance from the proceeds of the planned IPO. The Company paid $50,000 of the $125,000 in December 2015 and the balance in January 2016.

Notes payable consists of the following (in thousands):

	December 31, 2015	June 30, 2016
Note payable, convertible debt	$38	$38

Due to Monster, Inc.	450	375

Interest and loan origination fee accrued related to promissory notes payable and accrued at issuance	1,108	1,260

Promissory notes payable, 2015 bridge loans, net debt discount of $563 and $290 respectively, and net of debt issuance cost of $483 and $351, respectively	1,909	2,719

Total	$3,505	$4,392

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2015	June 30, 2016
Royalties	$103	$236
Market development credits	336	179
Price protection	563	380
Return reserves	891	826
Accrued purchase orders	123	652
Others	1,295	1,355
Total	$3,311	$3,628

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock Purchase Warrants:  From 2011 through June 30, 2015, the Company issued common stock purchase warrants in connection with the initial formation of the Company, the execution of a license agreement, and the issuance of convertible notes payable. All warrants have been valued on the date of their issuance using the Black-Scholes option pricing model using various assumptions regarding stock price volatility, risk-free interest rates, expected dividend rates, and expected term of the contract. Through June 30, 2016, none of the warrants have been exercised, and for the year ended December 31, 2015 and six months ended June 30, 2016, 99,681 warrants have been canceled in connection with the exchange offer described above (see Note 3).

In August, 2015, the Company issued 191,289 common stock purchase warrants in connection with an Advisory Board Agreement with Noel Lee, the Chief Executive Officer of Monster, Inc., and recognized a $156,000 charge related to the issuance. As of December 31, 2015 and June 30, 2016, warrants to purchase 325,093 shares of common stock are outstanding. Unexercised warrants will expire from 2016 to 2019.

The Company utilizes the Black-Scholes valuation method to value warrants. The expected life represents the period that these warrants are expected to be outstanding. The expected volatility was estimated by analyzing the historic volatility of similar public companies. No dividend payouts were assumed as the Company has not historically paid, and is not anticipating to pay, dividends in the foreseeable future. The risk-free rate of return reflects the interest rate offered for US treasury rates over the expected life of the warrants.

A summary of significant assumptions used to estimate the fair value of the warrants issued in August 2015 are as follows:

Fair value of warrants issued	$.89
Expected term (years)	5.0
Risk-free interest rate	1.60%
Volatility	45.4%
Dividend yield	None

Common stock purchase rights offering:  In April 2015, the Company initiated a common stock purchase rights offering to its existing shareholders. The offering consists of 108,138 Units, with each Unit consisting of 2 newly issued shares of common stock and 3 shares of common stock owned by the Company’s principal shareholder and chairman. Each Unit is offered for $44.55, with all proceeds going to the Company. In April 2015 through September 2015, the Company closed on the sale of approximately 78,800 Units (representing 236,403 newly issued common shares) and has received net proceeds of approximately $2,969,000.

Reverse stock split: By action by written consent of the Company’s stockholders effective as of November 6, 2015, the Company’s stockholders approved a reverse stock split in a range of between one-for-five and one-for-twelve, such exact amount to be determined by the Company’s Board of Directors prior to the effective date of a planned equity offering. On January 7, 2016, the Board of Directors of the Company approved a one-for-11.138103 reverse stock split. On June 6, 2016, the Board of Directors of the Company approved an additional one-for-1.2578616 reverse stock split. On June 23, 2016, the Board of Directors of the Company approved an additional one-for-1.06 reverse stock split. All share and per share information in these consolidated financial statements, except for par value and authorized shares, have been amended to reflect the reverse stock splits.

Restricted Shares:  In August 2015, the Company issued 84,170 shares of restricted common stock to the Company’s Chairman of the Board pursuant to a consulting agreement. The consulting agreement was effective in May 2015 and $41,000 of compensation expense was recognized in the three and six months ended June 30, 2015. Also related to the stock issuance, $68,000 and $137,000 of compensation expense was recognized in the three and six months ended June 30, 2016, respectively. In August 2015, the Company issued 382,575 shares of restricted common stock in connection to the Trademark License Agreement with Monster, Inc.

The fair value of the 382,575 shares approximating $2,103,000 were recorded as part of the Trademark in August 2015. In regards to the valuation of the Company’s common stock, the Board of Directors engaged an independent third party valuation of the Company. Factors included in the valuation included the Company’s present value of future cash flows, its capital structure, valuation of comparable companies, its existing licensing agreements and the growth prospects for its product line. These factors were incorporated into an income approach and a market approach in order to derive an overall valuation of the Company’s common stock of $5.49 per share at August 2015.

Preferred Stock: In March 2016, the Company issued a confidential Private Placement Memorandum (“PPM”) for a maximum of 3,000,000 shares of Series A Convertible Preferred Stock, with a purchase price of $1.00 per share and convertible into one share of the Company’s common stock and having an 8%, noncumulative dividend. Pursuant to the PPM, as of June 30, 2016, 2,802,430 shares of Series A Preferred Stock were subscribed for net proceeds of approximately $2.4 million.

Subsequent to June 30, 2016 the Company completed the Offering in which all shares of Series A Preferred Stock was converted into 622,762 shares of common stock and 622,762 warrants at the public offering price of $4.50 per share.

NOTE 6 — STOCK OPTIONS

In 2012, the Company’s Board of Directors approved the 2012 Omnibus Incentive Plan (the “Plan”) which allows for the granting of stock options, stock appreciation rights, awards of restricted stock and restricted stock Units, stock bonuses and other cash and stock-based performance awards. A total of 101,005 shares of common stock have been approved and reserved for issuance under the Plan. In November 2015, the Company’s stockholders approved a 269,345 share increase in that number of shares reserved for issuance under the Plan such that a total of 370,350 shares of common stock have been approved and reserved for issuance under the Plan. As of December 31, 2015 and June 30, 2016, 71,040 options had been granted under the Plan. During the three months ended June 30, 2016, 51,512 options were forfeited for employees who were no longer with the Company and were returned to the pool of available options.

On December 23, 2015, the Company authorized restricted stock grants under its 2012 Omnibus Incentive Plan of 13,467 shares to David Clarke in connection with his appointment as the Company’s President and Chief Executive Officer and 33,668 shares to Neal Bobrick in connection with his appointment as the Company’s Executive Vice President, Sales and Marketing, grants accepted and effective January 4, 2016. The Company recorded non-cash stock-based compensation of $22,000 and $44,000 during the three and six months ended June 30, 2016, respectively, related to the issuance of restricted stock. An additional $216,000 of stock-based compensation remains to be recognized over 30 months.

On the effective date of the Offering, 25,000 shares of restricted stock were granted to each David Olert, the Company’s Chief Financial Officer, Vivek Tandon, the Company’s Executive Vice President - Operations and Marc Matejka, the Company’s Vice President of Operations. Concurrently, 10,000 shares of restricted stock were granted to each of the Company’s four outside directors.

Also granted on the effective date of the Offering were previously approved options to acquire 16,834 and 33,668 common shares at an exercise price per share of $4.50 to David Olert and Neal Bobrick, respectively. Options to purchase 18,000 common shares at an exercise price per share of $4.50 were granted each to Vivek Tandon and Marc Matejka.

The Company follows the provision of the ASC Topic 718, Compensations – Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is generally recognized as an expense over the requisite service period.

No options were granted in the six months ended June 30, 2016. In 2015, the following stock option grants were made:

Option Date	Options Granted	Exercise Price	Estimated Fair Value of Underlying Stock	Intrinsic Value
May 2015	71,040	$29.71	$5.79	None

The Company’s Board of Directors granted options for 71,040 shares of common stock to certain employees on May 8, 2015. The option prices were determined based on such factors as recent equity transactions and other factors as deemed necessary and relevant in the circumstances. The exercise prices for options granted were set by the Company’s Board of Directors at a premium over fair market value of its commons stock at the time the grants were authorized.

In regards to the valuation of the Company’s common stock, the Board of Directors engaged an independent third party valuation of the Company. Factors included in the valuation included the Company’s present value of future cash flows, its capital structure, valuation of comparable companies, its existing licensing agreements and the growth prospects for its product line. These factors were incorporated into an income approach and a market approach in order to derive an overall valuation of the Company’s common stock of $5.79 per share at May 8, 2015.

The Company utilizes the Black-Scholes valuation method to value stock options and recognizes compensation expense over the vesting period. The expected life represents the period that the Company’s stock-based compensation awards are expected to be outstanding. The Company uses a simplified method provided in Securities and Exchange Commission release Staff Accounting Bulletin No. 110 which averages an awards weighted average vesting period and contractual term for “plain vanilla” share options. The expected volatility was estimated by analyzing the historic volatility of similar public companies. No dividend payouts were assumed as the Company has not historically paid, and is not anticipating to pay, dividends in the foreseeable future. The risk-free rate of return reflects the weighted average interest rate offered for U.S. treasury rates over the expected life of the options.

A summary of significant assumptions used to estimate the fair value of the stock options granted in 2015 are as follows:

Weighted average fair value of options granted	$0.45
Expected term (years)2	6.0 to 6.25
Risk-free interest rate	1.89%
Volatility	45.4%
Dividend yield	None

The Company recorded non-cash stock-based compensation related to stock options of $13,000 during the six months ended June 30, 2015. The Company recorded negative $1,000 non-cash stock-based compensation in the six months ended June 30, 2016 related to adjusting for stock options forfeited. An additional $1,000 of stock-based compensation related to stock options remains to be amortized over 22 months.

A summary of option activity for the Plan as of June 30, 2016 and changes for the six months then ended are represented as follows:

	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding January 1, 2016	71,040	$29.71	9.50	$—
Granted	—	—	—	—
Forfeited	51,512	—	—	—
Outstanding at June 30, 2016	19,528	$29.71	9.00	$—

NOTE 7 — RELATED PARTY TRANSACTIONS

Borrowings:  From time to time, the Company receives short-term, non-interest bearing loans from Tandon Enterprises, Inc. for the purpose of funding temporary working capital needs. For the six months ended June 30, 2016, the Company borrowed $24,000, net of repayments. The $346,100 owed to Tandon Enterprises at June 30, 2016 was converted into 76,911 shares of common stock and warrants at the effective date of the Offering.

In September 2015 David Clarke, the Company’s Chairman of the Board and a significant stockholder of the Company, loaned the Company $100,000 further to a promissory note bearing interest at 5% per annum, principal and unpaid interest payable on demand. In addition, Mr. Clarke incurred expenses on behalf of the Company totaling approximately $50,000. Subsequent to June 30, 2016, the loan and liability related to the expenses were converted into 33,333 shares of common stock and 33,333 warrants at the public offering price of $4.50.

Due to related parties consists of the following at December 31, 2015 and June 30, 2016 (in thousands):

	December 31, 2015	June 30, 2016
Tandon Enterprises, Inc.	$322	$346
SDJ Partners LLC	88	88
Shareholders/Officers	100	100
Total	$510	$534

NOTE 8 — INCOME TAXES

For the six months ended June 30, 2015 and 2016, there was no income tax provision recorded. The Company’s income tax provision generally consists of state income taxes currently paid or payable.

The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Due to the uncertainty surrounding the realization of these deferred tax assets, the Company has recorded a 100% valuation allowance. Net operating loss carryforwards expire between the years 2029 and 2035. Tax years ended December 31, 2014, 2013 and 2012 are open and subject to audit.

The effective income tax benefit as a percentage of pre-tax loss differs from expected combined federal and state income tax of 40% as a result of the full valuation allowance.

Management is not aware of any uncertain tax positions and does not expect the total amount of recognized tax benefits to change significantly in the next twelve months.

NOTE 9 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers:

Approximately 41% and 18% of the Company’s gross sales were made to two customers for the six months ended June 30, 2015. Approximately 45% of the Company’s gross sales were made to one customer for the six months ended June 30, 2016. At June 30, 2016, the amount included in outstanding accounts receivable related to this customer was approximately $817,000.

Vendors:

Approximately 78% of the Company’s purchases were provided by three vendors for the six months ended June 30, 2015. Approximately 94% of the Company’s purchases were provided by three vendors for the six months ended June 30, 2016. At June 30, 2016, the amount in accounts payable related to these vendors was $33,000.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Royalty

The Company entered into the initial trademark license agreement with Monster, Inc. (formerly Monster Cable Products, Inc.) effective July 7, 2010. In 2012, the agreement was amended giving the Company exclusive rights to utilize the name “Monster Digital” on memory products for a period of 25 years (expires July 7, 2035) under the following payment schedule of royalties to Monster, Inc. This license agreement contains various termination clauses that include (i) change in control, (ii) breach of contract and (iii) insolvency, among others. The Company is required to remit royalty payments to Monster, Inc. on or before the 30th day following the end of each calendar quarter. At any time during the term of the agreement, a permanent license may be negotiated.

The royalty schedule became effective in August 2011 and was further amended in April 2012. As amended, royalties under this contract are as follows:

•	Years 1 (2012) and 2: Royalties on all sales excluding sales to Monster, Inc. at a rate of four (4) percent, with no minimum.

•	Years 3 through 6: Minimum royalty payments of $50,000 per quarter up to a maximum of four (4) percent of all sales excluding sales to Monster, Inc.

•	Years 7 through 10: Minimum royalty payments of $125,000 per quarter up to a maximum of four (4) percent of all sales excluding sales to Monster, Inc.

•	Years 11 through 15: Minimum royalty payments of $187,500 per quarter up to a maximum of four (4) percent of all sales excluding sales to Monster, Inc.

•	Years 16 through 25: Minimum royalty payments of $250,000 per quarter up to a maximum of four (4) percent of all sales excluding sales to Monster, Inc.

Effective July 1, 2014, the royalty rate on certain products was reduced from 4% to 2% for a period of 12 months, based on a mutual understanding between the Company and the licensor.

For the three months ended June 30, 2015 and 2016, royalty expense amounted to approximately $46,000 and $71,000, respectively. For the six months ended June 30, 2015 and 2016, royalty expense amounted to approximately $68,000 and $121,000, respectively, and is included as a component of selling and marketing expenses in the accompanying consolidated statements of operations (see also Note 4). Monster, Inc. has granted the Company a waiver of compliance in regards to the royalty remittance policy and has deferred payment to be made following the closing of the Offering.

Operating Lease

The Company occupies executive offices in Simi Valley, CA pursuant to a lease through January 31, 2018 at a monthly rental rate of $13,850.

Customer payment agreement

In July 2015, the Company entered into an agreement with a customer under which the Company will pay the customer a total of $835,000 owed to the customer for promotional and other credits related to sales that occurred in 2014. The credits were accrued as contra-sales in 2014. Under the terms of the agreement, there is no interest and the Company will make 12 monthly payments of $65,000 beginning in August 2015, and one final payment of $65,000 in August 2016. The Company is not in compliance with the payment agreement and the balance owed is $445,000 at June 30, 2016.

Legal matters

The Company is subject to certain legal proceedings and claims arising in connection with the normal course of its business. In the opinion of management, the reserve established for the three cases noted below is adequate so that the claims will have no material adverse effect on its consolidated financial position, results of operations or cash flows.

On March 9, 2015, Memphis Electronics, Inc. (“MEI”) filed a complaint against SDJ and our company, case no. 4:15-cv-1104; in U.S. District Court for the Southern District of Texas. The complaint alleged breach of contract and tort for an alleged order or orders for computer components. Plaintiff’s claims are based in contract and tort (negligent and intentional misrepresentations) relating to nonpayment of approximately $275,000 for goods ordered. Subsequent to June 30, 2016, the Company settled the complaint for (i) a payment of $170,000 to MEI, (ii) the return from MEI of the components that were in dispute, and (iii) the parties mutually releasing each other from all claims that were filed or that could have been filed in this litigation.

On August 18, 2015, Phison Electronics Corp. (“Phison”) filed a complaint against SDJ, case no. 115 CV284516, in California Superior Court in Santa Clara County. The complaint alleged breach of contract and breach of implied covenant of good faith and fair dealing resulting in claimed damages of approximately $585,000 in connection with SDJ’s alleged failure to purchase products manufactured on its account by Phison. While the complaint has been filed, Phison has not yet served it. For this reason, no further action has occurred or has been taken on this matter since the date of the filing of the complaint. SDJ believes the claims are without merit and intends to vigorously defend the action.

On August 28, 2015, Unigen Corporation (“Unigen”) filed a complaint against SDJ, case no. HG15-78385, in California Superior Court in Alameda County. The complaint alleged breach of contract for an alleged order or orders for 219,200 specially constructed computer components. The complaint seeks $180,000 in lost profit; $678,669 for the cost of parts ordered; and $35,000 in incidental expenses. In February 2016, the Company met with Unigen in an attempt to mediate the matter. However, the mediation was not successful. The parties are required to engage in a second mediation before December 31, 2016 to be followed by a January 6, 2017 settlement conference. Trial is set for February 6, 2017. SDJ believes the claims are without merit and intends to vigorously defend the action.

On February 16, 2016, we received a letter from GoPro, Inc., or GoPro, alleging that we infringe on at least five U.S. patents held by GoPro, and requesting that confirm in writing that we will permanently cease the sale and distribution of our Villain camera, along with any camera accessories, including the waterproof camera case and standard housing. The five patents specifically identified by GoPro in the letter were U.S. Patent No. D710,921: camera housing design, U.S. Patent No. D702,747: camera housing design, U.S. Patent No. D740,875: camera housing design, U.S. Patent No. D737,879: camera design and U.S. Patent No. 721,935: camera design. Based upon our preliminary review of these patents, we believe we have some defenses to GoPro’s allegations. Our outside counsel has been in discussion with GoPro’s outside counsel and has forwarded them material which we believe supports defense to these allegations, all in an effort to move the matter to resolution. As of yet, there is no final resolution to this matter. Although there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us.

The supplier of our Villain camera has contractually represented and warranted that it owns or has paid royalties to any and all intellectual property, designs, software, hardware, packaging, components, manuals and any other portion, part or element that is or may be subject to the Villain and the parts and accessories thereof sourced by the supplier. This supplier has contractually agreed to pay any claims, damages, or costs that we suffer as a result of the patent infringement or a violation of international, U.S. or state laws or regulations as detailed in the prior sentence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The “Company”, “we,” “us,” and “our,” refer to Monster Digital, Inc. and It’s wholly-owned subsidiary SDJ Technologies, Inc.

Overview

General

Our primary business focus is the design, development and marketing of premium products under the “Monster Digital” brand for use in high-performance computing and consumer and mobile product applications. We have invested significantly in building a broad distribution channel for the sale of products bearing the “Monster Digital” brand. As of June 30, 2016, our initial product entries of memory storage devices and peripherals are offered in over 15,000 locations globally. Our top four customers for our memory storage products for the six months ended June 30, 2016 were Rite Aid (45%), Synchro France (8%), In Motion (7%) and Fry’s (7%). Our current focus is to leverage our distribution network through cooperating with Monster, Inc. to identify and market additional specialty and consumer electronics products.

Currently, our primary product offerings are as follows:

•	An action sports camera used in adventure sport, adventure photography and extreme-action videography.

•	A line of ultra-small mobile external memory drive products for Apple iOS devices.

•	On-The-Go Cloud devices on an exclusive basis which create a wi-fi hot spot for multiple users while simultaneously allowing data to be viewed, played or transferred among the connected storage.

•	A broad selection of high-value memory storage products consisting of high-end, ruggedized Solid State Drives (“SSDs”), removable flash memory CompactFlash cards (“CF cards”), secured digital cards (“SD cards”) and USB flash drives.

Our license with Monster, Inc. allows us to manufacture and sell certain high-end products, utilizing the Monster premium brand name which is highly recognized by consumers for its high quality audio-video products. We work with our world-class subcontract manufacturers and suppliers to offer new and enhanced products that use existing technology and adopt new technologies to satisfy existing and emerging consumer demands and preferences. On the marketing side, we partner with Monster, Inc. to support the sales and marketing of these products on a global basis.

Historically, memory has been the most significant part of our business and it is a commodity that tends to be subject to price erosion. Using the Monster branding to quickly introduce new technologies to the market is designed to bring about the introduction of products that are not subject to the same level of downward pressure on pricing as is common with memory products. In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth.

As a result of our strategy to increase our investments in sales, marketing, support, and international expansion, we expect to continue to incur operating losses and negative cash flows from operations at least in the near future and may require additional capital resources to execute strategic initiatives to grow our business.

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

•	The condition of the economy in general and of the memory storage products industry in particular,

•	Our customers’ adjustments in their order levels,

•	Changes in our pricing policies or the pricing policies of our competitors or suppliers,

•	The addition or termination of key supplier relationships,

•	The rate of introduction and acceptance by our customers of new products,

•	Our ability to compete effectively with our current and future competitors,

•	Our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances,

•	Changes in foreign currency exchange rates,

•	A major disruption of our information technology infrastructure,

•	Unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes, and

•	Any other disruptions, such as labor shortages, unplanned maintenance or other manufacturing problems.

Cost of goods sold

Cost of goods sold primarily includes the cost of products that we purchase from third party manufacturers and sell to our customers. Additional packaging and assembly (labor) costs for certain product orders is also a component of costs of goods sold. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not effective or efficient. We mitigate the risk of inventory obsolescence by stocking relatively small amounts of inventory at any given time, and relying instead on a strategy of manufacturing or acquiring products based on orders placed by our customers.

General and administrative expenses

General and administrative expenses relate primarily to compensation and associated expenses for personnel in general management, information technology, human resources, procurement, planning and finance, as well as outside legal, investor relations, accounting, consulting and other operating expenses.

Selling and marketing expenses

Selling and marketing expenses relate primarily to salary and other compensation and associated expenses for internal sales and customer relations personnel, advertising, outbound shipping and freight costs, tradeshows, royalties under a brand license, and selling commissions.

Research and development expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects, and third party compensation for research and development services. We do not engage in any long-term research and development contracts, and all research and development costs are expensed as incurred.

Other expenses

Interest and finance expense includes interest paid or payable to a finance company for outstanding borrowings, bank fees, purchase order finance fees, interest accrued on convertible debt, amortization of a debt discount that arose as a result of the issuance of warrants with convertible debt, and amortization of debt issuance costs. Debt conversion expense is a non-cash charge for the effect of an induced conversion of debt to equity

Three Months ended June 30, 2016 Compared to Three Months ended June 30, 2015

Results of Operations

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes herein.

	Three months ended June 30,
	2016	2015
	(in thousands)
Net sales	$1,683	$1,334

Net sales for the three months ended June 30, 2016 increased approximately 26% to $1.7 million from $1.3 million for the three months ended June 30, 2015. The sale of our new action sports camera product line began to have a positive impact on total sales in 2016.

	Three months ended June 30,
	2016	2015
	(in thousands)
Cost of goods sold	$1,253	$1,248
Gross profit	$430	$86
Gross profit margin	25.5%	6.4%

Cost of goods sold remained flat, increasing approximately $5,000, for the three months ended June 30, 2016. As a percent of net sales, cost of goods sold decreased to 74.5% in the three months ended June 30, 2016 from 93.6% for the three months ended June 30, 2015. The decrease in cost of sales as a percentage of net sales is attributable primarily to a significant reduction in sales adjustments in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Sales adjustments are recorded as contra sales. In addition, and in general, gross profit as a percentage of net sales is a result of a combination of factors, including product mix, customer mix, and specific pricing decisions and, in particular, our current product mix includes the new action sport camera product line that is positively impacting gross margin. These factors can affect a significant change in gross profit as a percentage of net sales from one period to the next, particularly when sales are relatively low, which is typical of the first quarter of our operating year. Gross profit in the three months ended June 30, 2016 increased to $430,000 from $86,000 in the three months ended June 30, 2015. Gross profit as a percentage of net sales was 25.5% in the three months ended June 30, 2016, compared to 6.4% in the three months ended June 30, 2015.

	Three months ended June 30,
	2016	2015
	(in thousands)
Selling and marketing	$592	$532
General and administrative	$675	$492

Sales and marketing for the three months ended June 30, 2016 increased approximately 11%, to $592,000, compared to $532,000 for the three months ended June 30, 2015. The increase in sales and marketing expense was significantly attributable to the increase in royalty expense as there was a temporary reduction in the Monster, Inc. royalty rate during the three months ended June 30, 2015.

General and administrative expenses for the three months ended June 30, 2016 increased by approximately 37% to $675,000 compared to $492,000 in the three months ended June 30, 2015. The increase was largely attributable to compensation costs and professional services. In addition, there was an approximate $32,000 increase in stock-based compensation and an approximate $50,000 increase in bad debt expense in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

	Three months ended June 30,
	2016	2015
	(in thousands)
Research and development (“R&D”)	$65	$119

R&D for the three months ended June 30, 2016 decreased approximately 45% to $65,000, compared to $119,000 for the three months ended June 30, 2015. The decrease is most significantly related to having one less employee in the three months ended June 30, 2016 as compared to the three months ended June 30, 2016. Our R&D function is managed by one employee, and we use the services of third party software engineers to complement our needs on a product-by-product basis if and when needed. With respect to our products, the basic functional technology we use changes very little over time, therefore, our R&D spending is primarily related to enhancing existing functionality, introducing new functions within existing products, and designing and engineering new products largely with existing proven technology. We do not expect that R&D costs as a percentage of sales will be significant for the foreseeable future.

	Three months ended June 30,
	2016	2015
	(in thousands)
Interest and finance expense	$339	$99

For the three months ended June 30, 2016 we incurred approximately $319,000 in amortization of debt discount and deferred financing costs related to bridge loan financing.

	Three months ended June 30,
	2016	2015
	(in thousands)
Income tax provision	$—	$—

Income tax expense generally consists of state income taxes due or paid in the states in which we operate and no expense was recognized in the three month periods ended June 30, 2016 and 2015. We have not recognized a deferred tax benefit for the operating losses generated during the periods due to the uncertainty that we will generate taxable income in the future that will allow us to utilize the benefit.

Six Months ended June 30, 2016 Compared to Six Months ended June 30, 2015

Results of Operations

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes herein.

	Six months ended June 30,
	2016	2015
	(in thousands)
Net sales	$2,220	$2,718

Net sales for the six months ended June 30, 2016 decreased approximately 18% to $2.2 million from $2.7 million for the six months ended June 30, 2015. This was primarily attributable to the reduction in sales for our top six customers during the six months ended June 30, 2016. In addition, cash constraints have limited our ability to aggressively build and fill a pipeline for our products.

	Six months ended June 30,
	2016	2015
	(in thousands)
Cost of goods sold	$1,743	$2,457
Gross profit	$477	$261
Gross profit margin	21.5%	9.6%

Cost of goods sold decreased approximately $714,000 for the six months ended June 30, 2016 to $1.7 million, compared to $2.4 million for the six months ended June 30, 2015. As a percent of net sales, cost of goods sold decreased to 78.5% in the six months ended June 30, 2016 from 90.4% for the six months ended June 30, 2015. The decrease in cost of sales as a percentage of net sales is attributable primarily to a significant reduction in sales adjustments in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Gross profit in the six months ended June 30, 2016 increased to $477,000 from $261,000 in the six months ended June 30, 2015. Gross profit as a percentage of net sales was 21.5% in the six months ended June 30, 2016, compared to 9.6% in the six months ended June 30, 2015.

	Six months ended June 30,
	2016	2015
	(in thousands)
Selling and marketing	$1,227	$1,389
General and administrative	$1,470	$1,375

Sales and marketing for the six months ended June 30, 2016 decreased approximately 12%, to $1.2 million, compared to $1.4 million for the six months ended June 30, 2015. The decrease in sales and marketing expense was significantly attributable to the decrease in expenses such as commission and royalties that vary directly with sales.

General and administrative expenses for the six months ended June 30, 2016 increased by approximately 7% to $1.5 million compared to $1.4 million in the six months ended June 30, 2015. The increase was largely attributable to compensation costs and professional services.

	Six months ended June 30,
	2016	2015
	(in thousands)
Research and development (“R&D”)	$114	$246

R&D for the six months ended June 30, 2016 decreased approximately 54% to $114,000, compared to $246,000 for the six months ended June 30, 2015. The decrease is most significantly related to having one less employee in the six months ended June 30, 2016 as compared to the six months ended June 30, 2016.

	Six months ended June 30,
	2016	2015
	(in thousands)
Interest and finance expense	$787	$630
Debt conversion expense	$—	$898

For the six months ended June 30, 2016 we incurred approximately $691,000 in amortization of debt discount and deferred financing costs related to bridge loan financing. For the six months ended June 30, 2015, finance expense related to the amortization of debt discount was approximately $484,000 and interest expense related to accounts receivable financing was approximately $100,000. For the six months ended June 30, 2015, debt conversion expense of $898,000 was a non-cash expense incurred as an inducement for the exchange of our convertible notes and warrants further to our exchange offer, with a corresponding credit to paid in capital.

	Six months ended June 30,
	2016	2015
	(in thousands)
Income tax provision	$—	$—

No income tax expense was recognized in the six month periods ended June 30, 2016 and 2015. We have not recognized a deferred tax benefit for the operating losses generated during the periods due to the uncertainty that we will generate taxable income in the future that will allow us to utilize the benefit.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity throughout the six months ended June 30, 2016 and 2015 have been cash raised in private placements of preferred stock, common stock and notes payable and an accounts receivable factoring credit facility. In addition, from time to time, we have obtained short-term, non-interest bearing loans from a related party to complement our working capital needs.

In June 2015, we secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4.0 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. As of June 30, 2016, the balance owed on this facility was $322,000.

From October 2015 to March 7, 2016, we issued $4.1 million of promissory notes. The notes are due and payable on the earlier of one year from the date of issuance or the closing date of our initial public offering and consist of $3.36 million loaned to the company and a 22.5% loan originated fee payable on maturity. Amounts actually lent bear interest at a fixed amount of 15% of principal loaned, regardless of the time that the loan is outstanding. All principal, interest and fees are payable on the due date.

In March 2016 and during the three months ended June 30, 2016, we issued 2,802,430 shares of Series A Preferred Stock for net proceeds of $2.4 million. The use of the net proceeds of the notes and preferred stock was the funding of inventory purchases and working capital and corporate expenses, including personnel expenses and professional fees and expenses associated with our initial public offering.

Discussion of Cash Flows

	Six months ended June 30,
	2016	2015	Change
	(in thousands)
Net cash used in operating activities	$(2,152)	$(160)	$(1,992)
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	2,185	169	2,016
Net increase in cash	$33	$9	$24

Operating Activities

Net cash used in operating activities in the six months ended June 30, 2016 was approximately $2.2 million, due primarily to the net loss of $3.1 million, partially offset by certain non-cash expense items that include $691,000 amortization of deferred debt issuance costs and debt discount. An increase in accounts receivable of $513,000 as a use of cash was attributable to sales at the end of the quarter and was offset by an increase in accounts payable of $445,000 as a source of cash. There was also a $396,000 increase in inventory as a use of cash and an increase in accrued expenses of $317,000 as a source of cash that was largely attributable to the accrual of inventory in transit at June 30, 2016. In the six months ended June 30, 2015, the $4.3 million net loss was offset by both $3.0 million in collections on accounts receivable and a significant increase in accounts payable of $1.5 million. There were also non-cash charges of $898,000 for debt conversion expense and $463,000 for the amortization of debt issuance costs.

Investing Activities

Our current operating structure does not depend upon a significant investment in capital equipment or operating facilities. Substantially all of our manufacturing is conducted offshore by third party manufacturers. Our office and warehouse facilities are leased under a six-year operating lease. For the six months ended June 30, 2016 and 2015, we used no cash in investing activities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was approximately $2.2 million and was attributable to the bridge loan financing and preferred stock issuances during the first six months of 2016. Net cash provided by financing activities in the six months ended June 30, 2015 was $169,000 and was due, primarily, to the net repayment of approximately $3.5 million of our accounts receivable credit facility offsetting proceeds from a private placement offering and the issuance of convertible debt.

Debt Instruments

As of June 30, 2016, debt instruments include $3.9 million of promissory notes net of debt discount, a $375,000 note payable related to trademark licensing and two convertible notes payable with a total principal amount of $38,000 due in 2015 that remain unpaid.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our future growth. As a publicly traded company we will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the Securities and Exchange Commission, or SEC, and the Nasdaq Stock Market, requires public companies to implement specified corporate governance practices that are currently inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Based on our business and development plans and our timing expectations related to the progress of our products, we expect that the net proceeds from the Offering, together with our existing cash and cash equivalents as of June 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2016. A significant use of the net proceeds from the public offering will be for funding inventory purchases in order to grow sales in 2016 and beyond. Our future capital requirements will depend on many factors, including: the costs and timing of future product and marketing activities, including product manufacturing, marketing, sales and distribution for any of our products; the expenses needed to attract and retain skilled personnel; and the timing and success of this offering. Until such time, if ever, as we can generate more substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings.

We may need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we raise additional funds through collaboration and licensing agreements with third parties, it may be necessary to relinquish valuable rights to our product candidates, technologies or future revenue streams or to grant licenses on terms that may not be favorable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. On an on-going basis, we evaluate our estimates, which are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect the significant estimates and judgments we use in the preparation of our consolidated financial statements, and may involve a higher degree of judgment and complexity than others.

Revenue recognition

Net sales (revenue) are recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when product is delivered to the customer and the customer has accepted delivery.

Certain customers have limited rights of return and/or are entitled to price adjustments on products held in their inventory. We reduce net sales in the period of sale for estimates of product returns, price adjustments and other allowances. Our reserve estimates are based upon historical data as well as projections of sales, customer inventories, price adjustments, average selling prices and market conditions. Price protection is calculated on a product by product basis. The objective of price protection is to mitigate returns by providing retailers with credits to ensure maximum consumer sales. Price protection is granted to retailers after they have presented the company an affidavit of existing inventory. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in an adjustment to net sales.

Inventories

Inventory is stated at the lower of cost or market, with cost being determined on the weighted average cost method of accounting. We purchase finished goods and materials to assemble kits in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit our ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. Our policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of inventory to market value. As of June 30, 2016 and December 31, 2015, inventory on hand was comprised primarily of finished goods ready for sale and packaging materials.

Share-based compensation/Warrants valuation

We use the Black-Scholes model to determine the fair value of stock options and stock purchase warrants on the date of grant. The amount of compensation or other expense recognized using the Black-Scholes model requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our share-based grants. The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility, the expected term of the option or warrant and the risk-free interest rate correlating to the term of the option or warrant. The expected term is derived using the simplified method provided in Securities and Exchange Commission release Staff Accounting Bulletin No. 110 which averages an awards weighted average vesting period and contractual term for “plain vanilla” share options. The expected volatility is estimated by analyzing the historic volatility of similar public companies. The risk-free rate of return reflects the weighted average interest rate offered for US treasury rates over the expected life of options or warrants. The expected term and expected future volatility requires our judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize a cost or expense for those stock options or warrants expected to vest.

Estimated Litigation Losses

We are subject to certain legal proceeding and claims arising in connection with the normal course of business and have established a reserve for contingent legal liabilities in connection with three pending cases. Based on the range of possible loss as provided by outside legal counsel, we have reserved $400,000 for possible loss related to the three cases as of June 30, 2016. The reserve represents what we believe to be an estimate of possible loss only for those three matters and does not represent the maximum loss exposure. The assessment as to whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events and there is, therefore, considerable uncertainty regarding the timing or ultimate resolution of such matters, including possible eventual loss, fine, penalty or business impact, if any. We will continue to evaluate, on a quarterly basis, the adequacy of the loss reserve, and update our disclosure if necessary, based on available information and in accordance with ASC 450-20-50, evaluating developments in legal proceeding, investigation or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probably and reasonably estimable.

Fair value measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Fair value is based on a hierarchy of valuation techniques, which is determined on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

All stock options and stock purchase warrants are valued under methods of fair value under the Level 3 tier, as described above.

Factors included in the valuation of common stock underlying stock options and warrants include the present value of future cash flows, capital structure, valuation of comparable companies, existing licensing agreements and the growth prospects for our product line. These factors were incorporated into an income approach and a market approach in order to derive an overall valuation of the Company’s common stock of $5.49. Such a valuation is dependent upon estimates that are highly complex and subjective and will not be necessary once the shares underlying stock options and warrants begin trading.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our management.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, process, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rule and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriated, to allow timely decision regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic Securities and Exchange Commission filing is recorded, processed summarize, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Our management has determined that we had a material weakness in our internal control over financial reporting as of June 30, 2016 and December 31, 2015 relating to the design and operation of our closing and financial reporting processes. We have concluded that this material weakness in our internal control over financial reporting is due to the fact that we do not yet have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

In order to remediate this material weakness, we have taken the following actions:

•	we have hired a full-time chief financial officer;

•	we have hired and are continuing to actively seek additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our closing and financial reporting processes; and

•	we are formalizing our accounting policies and internal controls documentation and strengthening supervisory reviews by our management.

Notwithstanding the material weakness that existed as of December 31, 2015 and June 30, 2016, our management has concluded that the consolidated financial statements presented in this filing present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Legal Matters” in Note 10 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company. See Risk Factors in Form S-1 filed by the Company on July 7, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2016, the Company issued a confidential Private Placement Memorandum (“PPM”) for a maximum of 3,000,000 shares of Series A Convertible Preferred Stock, with a purchase price of $1.00 per share and convertible into one share of the Company’s common stock and having an 8%, noncumulative dividend. Pursuant to the PPM, as of June 30, 2016, 2,802,430 shares of Series A Preferred Stock were subscribed for net proceeds of approximately $2.4 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1*	Section 1350 Certification of principal executive officer and principal financial and accounting officer
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

MONSTER DIGITAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Monster Digital, Inc.
Date: August 15, 2016

By:	/s/ DAVID OLERT	By	/s/ DAVID H. CLARKE

	Name: David Olert		Name: David H. Clarke
	Title: Chief Financial Officer (Principal Financial and Accounting Officer)		Title: Chief Executive Officer (Principal Executive Officer and duly authorized officer

