Form 10-Q
period 2016-09-30
Monster Digital, Inc.
filed 2016-11-16
CIK 1551986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of October 31, 2016, the registrant had 7,339,050 shares of common stock, par value $.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and par value)

	December 31, 2015	September 30, 2016
	(Note 1)	(unaudited)
ASSETS
Current assets
Cash	$119	$2,970
Accounts receivable, net of allowances of $99 and $252, respectively	644	928
Inventories	633	1,789
Prepaid expenses and other	141	440
Total current assets	1,537	6,127
Trademark, net of amortization of $54 and $152, respectively	2,548	2,450
Deferred IPO costs	619	—
Deposits and other assets	14	14
Total assets	$4,718	$8,591
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Line of credit	$215	$—
Accounts payable	1,021	388
Accrued expenses	3,311	3,275
Customer refund	1,850	1,840
Due to related parties	510	—
Notes payable	3,505	38
Total current liabilities	10,412	5,541
Commitments and contingencies
Shareholders’ equity (deficit)
Preferred stock; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 3,702,865 and 7,339,050 shares issued and outstanding, respectively	—	—
Additional paid-in capital	20,181	33,880
Accumulated deficit	(25,875)	(30,830)
Total shareholders’ equity (deficit)	(5,694)	3,050
Total liabilities and shareholders’ equity (deficit)	$4,718	$8,591

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2016	2015	2016

Net sales	$4,109	$779	$6,827	$2,999
Cost of goods sold	3,577	687	6,034	2,430
Gross profit	532	92	793	569

Operating expenses
Research and development	98	54	288	168
Selling and marketing	505	550	1,563	1,777
General and administrative	1,321	1,852	3,083	3,322
Total operating expenses	1,924	2,456	4,934	5,267
Operating loss	(1,392)	(2,364)	(4,141)	(4,698)
Other (income) expense, net
Interest and finance expense	75	25	705	812
Gain on conversion of debt	-	(557)	-	(557)
Debt conversion expense	-	-	898	-
Total other (income) expense	75	(532)	1,603	255
Loss before income taxes	(1,467)	(1,832)	(5,744)	(4,953)
Provision for income taxes	1	2	1	2
Net Loss	$(1,468)	$(1,834)	$(5,745)	$(4,955)

Loss Per Share
Basic and Diluted	$(0.45)	$(0.27)	$(1.82)	$(1.05)
Number of Shares used in Computation
Basic and Diluted	3,286	6,909	3,156	4,721

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except shares)

(unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)

Balance December 31, 2015	3,702,865	$—	—	$—	$20,181	$(25,875)	$(5,694)
Issuance of preferred stock	—	—	2,802,430	—	2,393	—	2,393
Conversion of preferred to common stock	756,806	—	(2,802,430)	—	—	—
Exchange of debt for equity	782,244	—	—	—	3,520	—	3,520
Issuance of common stock and warrants in IPO net of issuance costs	2,025,000	—	—	—	6,843	—	6,843
Issuance of restricted shares of common stock	72,135	—	—	—	—	—	—
Amortization of non-cash stock-based compensation	—	—	—	—	943	—	943
Net loss	—	—	—	—	—	(4,955)	(4,955)
Balance September 30, 2016	7,339,050	$—	—	$—	$33,880	$(30,830)	$3,050

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities
Net loss	$(5,745)	$(4,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	283	943
Amortization of deferred debt issuance costs and debt discount	483	740
Amortization of trademark	21	98
Gain on conversion of debt to common stock	—	(557)
Debt conversion expense	898	—
Provision for doubtful accounts	160	153
Changes in operating assets and liabilities:
Accounts receivable	1,942	(437)
Inventories	1,406	(1,156)
Prepaid expenses and other	(141)	(299)
Other assets	28	—
Accounts payable	(202)	(633)
Accrued expenses	(959)	(124)
Customer refund	1,843	(10)
Due to related parties	(59)	—
Net cash used in operating activities	(42)	(6,237)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	2,393
Private placement offering	2,969	—
Private placement issuance costs	(414)	—
Short-term loan – related party, net	(51)	—
Proceeds from issuance of IPO common stock and warrants	—	8,151
IPO costs	—	(689)
Payments on bridge financing	—	(462)
Proceeds from issuance of bridge financing	—	406
Proceeds from issuance of convertible debt and warrants	1,645	—
Proceeds from credit facility	6,969	581
Payments on credit facility	(10,782)	(785)
Payments on trademark note payable	—	(450)
Deferred financing costs	(337)	(57)
Net cash (used in) provided by financing activities	(1)	9,088
Net (decrease) increase in cash	(43)	2,851
Cash, beginning of the period	97	119
Cash, end of the period	$54	$2,970
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$221	$55
Non-cash investing and financing activities:
Reclassification of deferred IPO costs	$—	$619
Exchange of debt for equity upon IPO	$—	$3,520
Deferred IPO costs	$218	$—
Stock purchase warrants issued with debt	$335	$—
Issuance of common stock in connection with trademark purchase	$2,103	$—
Exchange of debt for equity	$2,272	$—

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

Public Offering: The Company closed its initial public offering (the “Offering”) on July 13, 2016 and its common stock and warrants are listed on the Nasdaq Capital Market under the symbols “MSDI” and “MSDIW”, respectively. The Offering generated gross proceeds of $9,132,750 on the sale of 2,025,000 common shares at $4.50 per share and 2,025,000 warrants at $0.01 per warrant.

Basis of Presentation:  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the SEC’s instructions for interim financial information. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2015 which are included in Form S-1 filed by the Company that was declared effective on July 7, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2016. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates taking into consideration discrete items occurring in a quarter. The consolidated balance sheet as of December 31, 2015 is derived from the 2015 audited financial statements.

Principles of Consolidation:  The consolidated financial statements include the accounts of MDI and SDJ. All significant intercompany transactions have been eliminated in consolidation.

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

Accounts Receivable:  Accounts receivable are carried at original invoice amount less allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of December 31, 2015 and September 30, 2016, the allowance for doubtful accounts was approximately $99,000 and $252,000, respectively.

Inventories:  Inventories are stated at the lower of cost or market, with cost being determined on the weighted average cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its market value. As of December 31, 2015 and September 30, 2016, inventory on hand was comprised primarily of finished goods ready for sale and packaging and supplies.

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

Shipping and Handling Costs:  Historically, the Company has not charged its customers for shipping and handling costs, which is a component of marketing and selling expenses. These costs totaled approximately $175,000 and $24,000 in the three months ended September 30, 2015 and 2016, respectively, and approximately $269,000 and $118,000 in the nine months ended September 30, 2015 and 2016. respectively.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. As of December 31, 2015 and September 30, 2016, there are no known uncertain tax positions.

The Company’s policy is to classify the liability for unrecognized tax benefits as current to the extent that it is more likely than not to be realized upon settlement and to the extent that the Company anticipates payment (or receipt) of cash within one year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the tax provision.

Product Warranty:  The Company’s memory products are sold under various limited warranty arrangements ranging from three years to five years on solid state drives and a limited lifetime warranty on all other products. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products to the manufacturer. As of December 31, 2015 and September 30, 2016, the Company has established a warranty reserve of $234,000 and $217,000, respectively. The warranty reserve is included in accrued expenses in the accompanying consolidated balance sheets.

Research and Development:  The Company incurs costs to improve the appeal and functionality of its products. Research and development costs are charged to expense when incurred.

Earnings (Loss) per Share:  Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated similarly but includes potential dilution from the exercise of common stock warrants and options and conversion of debt to equity, except when the effect would be anti-dilutive. Earnings (loss) per share are computed using the “treasury stock method.” At September 30, 2016, outstanding warrants to acquire 3,755,100 shares of common stock (2,025,000 issued further to the Offering, 1,405,007 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering and 325,093 other warrants), 96,602 stock options, and $38,000 in convertible notes payable have been excluded from the computation of diluted loss per share because their effect was anti-dilutive.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern, which requires that management of an entity evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update will become effective beginning December 31, 2016, with early adoption permitted. The provisions of this standard are not expected to significantly impact the Company.

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

NOTE 2 — GOING CONCERN

As of September 30, 2016, the Company has incurred cumulative net losses from its inception of approximately $31 million and has incurred a year to date loss of approximately $5 million. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. In response to this uncertainty, Management has taken certain measures in 2015 and to date in 2016 and has plans for the remainder of 2016 and beyond, with the objective of alleviating this concern. They include the following:

•	On July 13, 2016, the Company received gross proceeds of approximately $9.1 million upon closing the Offering.

•	In order to meet customers’ needs for consumer products, the Company is continuing to develop new products to complement existing products and expand overall product offerings, with the objective of increasing revenue and gross profit percentages. The Company introduced two new action sports camera in the third quarter of 2016 and will be introducing additional new action sports cameras in 2017.

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

NOTE 3 — DEBT AND EQUITY FINANCING

Credit Facility

In June 2015, the Company secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. Upon the execution of this contract, the balance owed under a prior credit facility was repaid and that contract was terminated. The total amount outstanding under this facility as of December 31, 2015 and September 30, 2016 was $215,000 and $0, respectively. There are no financial or similar covenants associated with this facility.

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

As further inducement to the offer for the new shares issued in connection with the exchange offer, the Company’s principal shareholder agreed to put back to the Company an equal number of shares owned by him (to a maximum of 336,682 shares) and have such shares cancelled.

Through December 31, 2014, a total of $3,428,000 in convertible Notes had been converted to equity pursuant to the exchange offer. As a result of the foregoing exchange, $5,870,000 was credited to additional paid-in capital, which is the net amount of the principal of the Notes, unpaid accrued interest, unamortized debt discount, and the debt conversion expense. For the year ended December 31, 2015, the Company continued its private offering of convertible Notes concurrent with a related offer to exchange the notes for shares of common stock on the terms indicated above. During the nine-month period ended September 30, 2015, gross proceeds of $1,645,000 were raised in the offering from the issuance of convertible Notes payable. In March 2015, these Notes were converted to common stock pursuant to the exchange offer, resulting in an inducement charge of $898,000. As a result of these transactions, an additional 158,265 common shares were issued during the period. As of December 31, 2015 and September 30, 2016, a total of $38,000 in principal of convertible Notes payable remain outstanding. These Notes matured in the second quarter of 2015 and remain outstanding as of September 30, 2016.

Promissory notes

From October 2015 through March 7, 2016, the Company issued promissory notes; the notes are due and payable at the earlier of one year from the date of issuance or the closing date of the Company’s initial public offering, bear an interest rate of 15% that is accrued upon issuance, irrespective of whether the promissory note is outstanding for part or full term until maturity, and have a loan origination fee of $.225 for each dollar loaned. The loan origination fee associated with the notes as of September 30, 2016 was $756,000 and was recorded as accrued interest and debt discount to the notes payable and is being amortized over the life of the notes. Debt discount amortized as interest expense in the three and nine months ended September 30, 2016 was approximately $25,000 and $389,000, respectively. All principal, fees and interest were payable on the due date. In July 2016, the Company completed the Offering whereby 90% of the outstanding promissory notes totaling $3,024,000 were converted to 672,000 shares of common stock and 672,000 warrants at the offering price of $4.50 per share. The 15% accrued interest and the 22.5% origination fee were waived as part of the conversion. The remaining, unconverted $336,000 of promissory notes were paid out of the proceeds of the Offering along with the accrued interest and origination fee attributable to those notes. As of December 31, 2015, a total of $3.0 million in principal of these notes payable was outstanding and no balance is due as of September 30, 2016.

Due to Monster, Inc.

In addition to the issuance of shares of common stock and common stock purchase warrants (see Note 5), the Company has agreed to pay Monster, Inc. $500,000 as consideration for use of the name Monster Digital, Inc. pursuant to Amendment No. 3 to the Trademark License Agreement between the Company and Monster, Inc. Of this total balance, the Company agreed to pay $125,000 in December 2015 and the balance from the proceeds of the planned Offering. The Company paid $50,000 of the $125,000 in December 2015, $75,000 in January 2016 and the full remaining balance due in September 2016.

Notes payable consists of the following (in thousands):

	December 31, 2015	September 30, 2016
Note payable, convertible debt	$38	$38
Due to Monster, Inc.	450	—
Interest and loan origination fee accrued related to promissory notes payable and accrued at issuance	1,108	—
Promissory notes payable, 2015 bridge loans, net of debt discount of $563 and $0, respectively, and net of debt issuance cost of $483 and $0, respectively	1,909	—
Total	$3,505	$38

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2015	September 30, 2016
Royalties	$103	$125
Market development credits	336	112
Price protection	563	139
Return reserves	891	218
Reserve for legal contingencies	300	468
Accrued purchase orders	123	982
Others	995	1,231
Total	$3,311	$3,275

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock Purchase Warrants:  From 2011 through June 30, 2015, the Company issued common stock purchase warrants in connection with the initial formation of the Company, the execution of a license agreement, and the issuance of convertible notes payable. All warrants have been valued on the date of their issuance using the Black-Scholes option pricing model using various assumptions regarding stock price volatility, risk-free interest rates, expected dividend rates, and expected term of the contract. Through September 30, 2016, none of the warrants have been exercised, and for the year ended December 31, 2015 and nine months ended September 30, 2016, 99,681 warrants have been canceled in connection with the exchange offer described above (see Note 3).

In August 2015, the Company issued 191,289 common stock purchase warrants in connection with an Advisory Board Agreement with Noel Lee, the Chief Executive Officer of Monster, Inc., and recognized a $156,000 charge related to the issuance. As of December 31, 2015 and September 30, 2016, warrants to purchase 325,093 shares of common stock are outstanding. Unexercised warrants will expire from 2016 to 2019.

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

Reverse Stock Splits: By action by written consent of the Company’s stockholders effective as of November 6, 2015, the Company’s stockholders approved a reverse stock split in a range of between one-for-five and one-for-twelve, such exact amount to be determined by the Company’s Board of Directors prior to the effective date of a planned equity offering. On January 7, 2016, the Board of Directors of the Company approved a one-for-11.138103 reverse stock split. On June 6, 2016, the Board of Directors of the Company approved an additional one-for-1.2578616 reverse stock split. On June 23, 2016, the Board of Directors of the Company approved an additional one-for-1.06 reverse stock split. All share and per share information in these consolidated financial statements, except for par value and authorized shares, have been amended to reflect the reverse stock splits.

Restricted Shares:  In August 2015, the Company issued 84,170 shares of restricted common stock to the Company’s Chairman of the Board pursuant to a consulting agreement. The consulting agreement was effective in May 2015 and $69,000 and $110,000 of compensation expense was recognized in the three and nine months ended September 30, 2015, respectively. Also related to the stock issuance, $68,000 and $205,000 of compensation expense was recognized in the three and nine months ended September 30, 2016, respectively.

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

In August 2016, the Company authorized the issuance of 545,000 shares of restricted common stock pursuant to employment agreements and recognized $66,000 of compensation expense during the three months ended September 30, 2016 related to the restricted shares. Also in August 2016, the Company authorized the issuance of 40,000 shares of restricted common stock pursuant to a services agreement with an investment relations firm and recognized $16,000 of compensation expense related to restricted shares during the three months ended September 30, 2016. In addition, the Company authorized the issuance of 125,000 shares of restricted common stock to Jawahar Tandon pursuant to a consulting agreement and recognized $563,000 of compensation expense related to the restricted shares during the three months ended September 30, 2016.

Preferred Stock: In March 2016, the Company issued a confidential Private Placement Memorandum (“PPM”) for a maximum of 3,000,000 shares of Series A Convertible Preferred Stock, with a purchase price of $1.00 per share and convertible into one share of the Company’s common stock and having an 8%, noncumulative dividend. Pursuant to the PPM, as of June 30, 2016, 2,802,430 shares of Series A Preferred Stock were subscribed for net proceeds of approximately $2.4 million. In July 2016, the Company completed the Offering in which all shares of Series A Preferred Stock was converted into 622,762 shares of common stock and 622,762 warrants at the public offering price of $4.50 per share and the issuance of 134,044 shares of common stock further to the conversion.

NOTE 6 — STOCK OPTIONS

In 2012, the Company’s Board of Directors approved the 2012 Omnibus Incentive Plan (the “Plan”) which allows for the granting of stock options, stock appreciation rights, awards of restricted stock and restricted stock Units, stock bonuses and other cash and stock-based performance awards. A total of 101,005 shares of common stock have been approved and reserved for issuance under the Plan. In November 2015, the Company’s stockholders approved a 269,345 share increase in that number of shares reserved for issuance under the Plan such that a total of 370,350 shares of common stock have been approved and reserved for issuance under the Plan. As of December 31, 2015 and September 30, 2016, 71,040 options had been granted under the Plan. During the nine months ended September 30, 2016, 60,940 options were forfeited for employees who were no longer with the Company and were returned to the pool of available options.

On December 23, 2015, the Company authorized restricted stock grants under its 2012 Omnibus Incentive Plan of 13,467 shares to David Clarke in connection with his appointment as the Company’s President and Chief Executive Officer and 33,668 shares to Neal Bobrick in connection with his appointment as the Company’s Executive Vice President, Sales and Marketing, grants accepted and effective January 4, 2016. The Company recorded non-cash stock-based compensation of $21,000 and $65,000 during the three and nine months ended September 30, 2016, respectively, related to the issuance of restricted stock. An additional $194,000 of stock-based compensation remains to be recognized over 27 months.

On the effective date of the Offering, 25,000 shares of restricted stock were granted to each of David Olert, the Company’s Chief Financial Officer, Vivek Tandon, the Company’s Executive Vice President - Operations and Marc Matejka, the Company’s Vice President of Operations as well as 36,332 restricted shares to Neal Bobrick, its Executive Vice President – Sales and Marketing. Concurrently, 10,000 shares of restricted stock were granted to each of the Company’s four outside directors. The Company recorded non-cash stock-based compensation of $80,000 during the three months ended September 30, 2016 related to these issuances of restricted stock. An additional $601,000 of stock-based compensation remains to be recognized over 45 months.

Also granted on the effective date of the Offering were previously approved options to acquire 16,834 and 33,668 common shares at an exercise price per share of $4.50 to David Olert and Neal Bobrick, respectively. Options to purchase 18,000 common shares at an exercise price per share of $4.50 were granted each to Vivek Tandon and Marc Matejka. The Company recorded non-cash stock-based compensation of $12,000 during the three months ended September 30, 2016 related to these issuances of common stock options. An additional $164,000 of stock-based compensation remains to be recognized over 45 months.

In August 2016, pursuant to a services agreement, the Company granted options to acquire 38,143 shares of common stock to an investor relations firm and recognized $2,000 of non-cash stock-based compensation related to the issuance during the three months ended September 30, 2016. An additional $32,000 of stock-based compensation remains to be recognized over 9 months.

The Company follows the provision of ASC Topic 718, Compensations – Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is generally recognized as an expense over the requisite service period.

In 2015 and 2016, the following stock option grants were made:

Option Date	Options Granted	Exercise Price	Estimated Fair Value of Underlying Stock	Intrinsic Value
May 2015	71,040	$29.71	$5.79	None
July 2016	86,502	$4.50	$4.50	None
August 2016	6,004	$5.00	$3.00	None
August 2016	7,230	$7.00	$3.00	None
August 2016	9,986	$9.00	$3.00	None
August 2016	14,923	$11.00	$3.00	None

The Company’s Board of Directors granted options for 71,040 shares of common stock to certain employees on May 8, 2015. The option prices were determined based on such factors as recent equity transactions and other factors as deemed necessary and relevant in the circumstances. The exercise prices for options granted were set by the Company’s Board of Directors at a premium over fair market value of its common stock at the time the grants were authorized.

In regards to the valuation of the Company’s common stock prior to the Offering, the Board of Directors engaged an independent third party valuation of the Company. Factors included in the valuation included the Company’s present value of future cash flows, its capital structure, valuation of comparable companies, its existing licensing agreements and the growth prospects for its product line. These factors were incorporated into an income approach and a market approach in order to derive an overall valuation of the Company’s common stock of $5.79 per share at May 8, 2015.

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

A summary of significant assumptions used to estimate the fair value of the stock options granted in 2015 are as follows:

Weighted average fair value of options granted	$0.45
Expected term (years)	6.0 to 6.25
Risk-free interest rate	1.89%
Volatility	45.4%
Dividend yield	None

A summary of significant assumptions used to estimate the fair value of the stock options granted in 2016 are as follows:

Weighted average fair value of options granted	$1.70
Expected term (years)	6.0 to 10.0
Risk-free interest rate	1.21% to 1.51%
Volatility	45.4%
Dividend yield	None

The Company recorded non-cash stock-based compensation related to stock options of $28,000 during the nine months ended September 30, 2016. An additional $197,000 of stock-based compensation related to stock options remains to be amortized over 45 months.

A summary of option activity for the Plan as of September 30, 2016 and changes for the nine months then ended are represented as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding January 1, 2016	71,040	$29.71	9.50	$—
Granted	124,645	5.81	9.83	—
Forfeited	(60,940)	—	—	—
Outstanding at September 30, 2016	134,745	$7.60	9.75	$—

NOTE 7 — RELATED PARTY TRANSACTIONS

Borrowings:  From time to time, the Company receives short-term, non-interest bearing loans from Tandon Enterprises, Inc. for the purpose of funding temporary working capital needs. For the nine months ended September 30, 2016, the Company borrowed $24,000, net of repayments. The $346,100 owed to Tandon Enterprises at June 30, 2016 was converted into 76,911 shares of common stock and warrants at the effective date of the Offering.

In September 2015 David Clarke, the Company’s Chairman of the Board and a significant stockholder of the Company, loaned the Company $100,000 further to a promissory note bearing interest at 5% per annum, principal and unpaid interest payable on demand. In addition, Mr. Clarke incurred expenses on behalf of the Company totaling approximately $50,000. Concurrent with the closing of the Offering, the loan and liability related to the expenses were converted into 33,333 shares of common stock and 33,333 warrants at the public offering price of $4.50.

NOTE 8 — INCOME TAXES

For the nine months ended September 30, 2015 and 2016, respectively, there was a $1,000 and $2,000 income tax provision recorded related to state minimum taxes due. The Company’s income tax provision generally consists of state income taxes currently paid or payable.

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

The effective income tax provision as a percentage of pre-tax loss differs from expected combined federal and state income tax of 40% as a result of the full valuation allowance.

Management is not aware of any uncertain tax positions and does not expect the total amount of recognized tax benefits to change significantly in the next twelve months.

NOTE 9 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers:

Approximately 69% of the Company’s gross sales were made to three customers with each exceeding 10% of total gross sales for the nine months ended September 30, 2015. Approximately 42% of the Company’s gross sales were made to one customer for the nine months ended September 30, 2016. At September 30, 2016, the amount included in outstanding accounts receivable related to this customer was approximately $684,000.

Vendors:

Approximately 69% of the Company’s purchases were provided by four vendors for the nine months ended September 30, 2015. Approximately 95% of the Company’s purchases were provided by three vendors for the nine months ended September 30, 2016. At September 30, 2016, the amount in accounts payable related to these vendors was approximately $21,000.

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

For the three months ended September 30, 2015 and 2016, royalty expense amounted to approximately $44,000 and $125,000, respectively. For the nine months ended September 30, 2015 and 2016, royalty expense amounted to approximately $112,000 and $246,000, respectively, and is included as a component of selling and marketing expenses in the accompanying consolidated statements of operations (see Note 4).

Operating Lease

The Company occupies executive offices in Simi Valley, CA pursuant to a lease through January 31, 2018 at a monthly rental rate of $13,850.

Customer Payment Agreement

In July 2015, the Company entered into an agreement with a customer under which the Company will pay the customer a total of $835,000 owed to the customer for promotional and other credits related to sales that occurred in 2014. The credits were accrued as contra-sales in 2014. Under the terms of the agreement, there is no interest and the Company will make 12 monthly payments of $65,000 beginning in August 2015, and one final payment of $65,000 in August 2016. The Company is not in compliance with the payment agreement and the balance owed is $445,000 at September 30, 2016.

Legal Matters

The Company is subject to certain legal proceedings and claims arising in connection with the normal course of its business. In the opinion of management, the reserve established for the three cases noted below is adequate so that the claims will have no material adverse effect on its consolidated financial position, results of operations or cash flows.

On March 9, 2015, Memphis Electronics, Inc. (“MEI”) filed a complaint against SDJ and the Company, case no. 4:15-cv-1104; in U.S. District Court for the Southern District of Texas. The complaint alleged breach of contract and tort for an alleged order or orders for computer components. Plaintiff’s claims are based in contract and tort (negligent and intentional misrepresentations) relating to nonpayment of approximately $275,000 for goods ordered. In August 2016, the Company settled the complaint for (i) a payment of $170,000 to MEI, (ii) the return from MEI of the components that were in dispute, and (iii) the parties mutually releasing each other from all claims that were filed or that could have been filed in this litigation.

On August 18, 2015, Phison Electronics Corp. (“Phison”) filed a complaint against SDJ, case no. 115 CV284516, in California Superior Court in Santa Clara County. The complaint alleged breach of contract and breach of implied covenant of good faith and fair dealing resulting in claimed damages of approximately $585,000 in connection with SDJ’s alleged failure to purchase products manufactured on its account by Phison. While the complaint has been filed, Phison has not yet served it. For this reason, the Court dismissed the case, without prejudice, for failure of Phison to file a return of service and no case is currently pending. SDJ believes the claims are without merit.

On August 28, 2015, Unigen Corporation (“Unigen”) filed a complaint against SDJ, case no. HG15-78385, in California Superior Court in Alameda County. The complaint alleged breach of contract for an alleged order or orders for 219,200 specially constructed computer components. The complaint seeks $180,000 in lost profit; $678,669 for the cost of parts ordered; and $35,000 in incidental expenses. In February 2016, the Company met with Unigen in an attempt to mediate the matter. However, the mediation was not successful. The parties were required to engage in a second mediation before December 31, 2016 to be followed by a January 6, 2017 settlement conference. On October 26, 2016, the parties met again to mediate the matter and entered into a stipulated settlement whereby SDJ is to pay Unigen $225,000 within thirty days at which time the case will be dismissed with prejudice. This settlement amount has been fully accrued in a legal reserve.

On February 16, 2016, we received a letter from GoPro, Inc., or GoPro, alleging that we infringe on at least five U.S. patents held by GoPro, and requesting that we confirm in writing that we will permanently cease the sale and distribution of our Villain camera, along with any camera accessories, including the waterproof camera case and standard housing. The five patents specifically identified by GoPro in the letter were U.S. Patent No. D710,921: camera housing design, U.S. Patent No. D702,747: camera housing design, U.S. Patent No. D740,875: camera housing design, U.S. Patent No. D737,879: camera design and U.S. Patent No. 721,935: camera design. Based upon our preliminary review of these patents, we believe we have some defenses to GoPro’s allegations. Our outside counsel has been in discussion with GoPro’s outside counsel and has forwarded them material which we believe supports defense to these allegations, all in an effort to move the matter to resolution. As of yet, there is no final resolution to this matter and there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us.

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

The “Company”, “we,” “us,” and “our,” refer to Monster Digital, Inc. and its wholly-owned subsidiary SDJ Technologies, Inc.

Overview

General

Our primary business focus is the design, development and marketing of premium products under the “Monster Digital” brand for use in high-performance computing and consumer and mobile product applications. We have invested significantly in building a broad distribution channel for the sale of products bearing the “Monster Digital” brand. As of September 30, 2016, our initial product entries of memory storage devices and peripherals and action sports cameras are offered in over 15,000 locations globally. Our top four customers for our products for the nine months ended September 30, 2016 were Rite Aid (42%), Synchro France (8%), In Motion (7%) and Fry’s (7%). Our current focus is to leverage our distribution network through cooperating with Monster, Inc. to identify and market additional specialty and consumer electronics products.

Currently, our primary product offerings are as follows:

•	A line of action sports cameras used in adventure sport, adventure photography and extreme-action videography.

•	A line of ultra-small mobile external memory drive products for Apple iOS devices.

•	On-The-Go Cloud devices on an exclusive basis which create a wi-fi hot spot for multiple users while simultaneously allowing data to be viewed, played or transferred among the connected storage.

•	A broad selection of high-value memory storage products consisting of high-end, ruggedized Solid State Drives (“SSDs”), removable flash memory CompactFlash cards (“CF cards”), secured digital cards (“SD cards”) and USB flash drives.

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

Other expenses

Interest and finance expense includes interest paid or payable to a finance company for outstanding borrowings, bank fees, purchase order finance fees, interest accrued on convertible debt, amortization of a debt discount that arose as a result of the issuance of warrants with convertible debt, and amortization of debt issuance costs. Debt conversion expense is a non-cash charge for the effect of an induced conversion of debt to equity

Three Months ended September 30, 2016 Compared to Three Months ended September 30, 2015

Results of Operations

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes herein.

	Three months ended September 30,
	2016	2015
	(in thousands)
Net sales	$779	$4,109

Net sales for the three months ended September 30, 2016 decreased approximately 81% to $779,000 from $4.1 million for the three months ended September 30, 2015. One of our largest customers in 2015 is no longer a customer in 2016. In addition, one of our largest customers for memory products in the three months ended September 30, 2015 did not purchase memory product in the three months ended September 30, 2016. A strategy to transition quickly from lower margin digital memory products to higher margin products contributed to the decrease in sales with the action sports camera line staged for sales in the fourth quarter of the year.

	Three months ended September 30,
	2016	2015
	(in thousands)
Cost of goods sold	$687	$3,577
Gross profit	$92	$532
Gross profit margin	11.8%	12.9%

Cost of goods also decreased 81% along with the decrease in sales. As a percent of net sales, cost of goods sold was 88.2% in the three months ended September 30, 2016 as compared to 87.1% for the three months ended September 30, 2015. In general, gross profit as a percentage of net sales is a result of a combination of factors, including product mix, customer mix, and specific pricing decisions and, in particular, our current product mix includes the new action sport camera product line that is positively impacting gross margin. These factors can affect a significant change in gross profit as a percentage of net sales from one period to the next, particularly when sales are relatively low. Indirect costs, which are semi-fixed in nature, negatively impacted gross margin when sales decrease. Gross profit in the three months ended September 30, 2016 decreased to $92,000 from $532,000 in the three months ended September 30, 2015. Gross profit as a percentage of net sales was 11.8% in the three months ended September 30, 2016, compared to 12.9% in the three months ended September 30, 2015.

	Three months ended September 30,
	2016	2015
	(in thousands)
Selling and marketing	$550	$505
General and administrative	$1,852	$1,321

Sales and marketing for the three months ended September 30, 2016 increased approximately 9%, to $550,000, compared to $505,000 for the three months ended September 30, 2015. The increase in sales and marketing expense was significantly attributable to the increase in royalty expense as the Monster, Inc. royalty payment rate increased during the quarter.

General and administrative expenses for the three months ended September 30, 2016 increased by approximately 40% to $1,852,000 compared to $1,321,000 in the three months ended September 30, 2015. There was a $600,000 increase in stock-based compensation in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

	Three months ended September 30,
	2016	2015
	(in thousands)
Research and development (“R&D”)	$54	$98

R&D for the three months ended September 30, 2016 decreased approximately 45% to $54,000, compared to $98,000 for the three months ended September 30, 2015. The decrease is most significantly related to having one less employee in the three months ended September 30, 2016 as compared to the three months ended September 30, 2016. Our R&D function has been managed by one employee, and we use the services of third party software engineers to complement our needs on a product-by-product basis if and when needed. With respect to our products, the basic functional technology we use changes very little over time, therefore, our R&D spending is primarily related to enhancing existing functionality, introducing new functions within existing products, and designing and engineering new products largely with existing proven technology. We do not expect that R&D costs as a percentage of sales will be significant for the foreseeable future.

	Three months ended September 30,
	2016	2015
	(in thousands)
Interest and finance expense	$25	$75
Gain on debt conversion	(557)	—

Interest expense for the three months ended September 30, 2016 and 2015 is primarily related to our accounts receivable factoring facility which was less utilized in the current quarter. For the three months ended September 30, 2016, a $557,000 gain on debt conversion resulted from bridge loan accrued interest and deferred financing costs converting to common stock as part of our public offering.

	Three months ended September 30,
	2016	2015
	(in thousands)
Income tax provision	$2	$1

Income tax expense generally consists of state income taxes due or paid in the states in which we operate. We have not recognized a deferred tax benefit for the operating losses generated during the periods due to the uncertainty that we will generate taxable income in the future that will allow us to utilize the benefit.

Nine Months ended September 30, 2016 Compared to Nine Months ended September 30, 2015

Results of Operations

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes herein.

	Nine months ended September 30,
	2016	2015
	(in thousands)
Net sales	$2,999	$6,827

Net sales for the nine months ended September 30, 2016 decreased approximately 56% to $3.0 million from $6.8 million for the nine months ended September 30, 2015. This decrease occurred primary during the third quarter of 2016 and is related to the reduction in sales for top customers who had placed significant orders for memory product in the third quarter of 2015 but who either did not order, or ordered in reduced amounts, in the third quarter of 2016. A strategy to transition quickly from lower margin digital memory products to higher margin products contributed to the decrease in sales with the action sports camera line staged for sales in the fourth quarter of the year. In addition, cash constraints prior to our public offering limited our ability to aggressively build and fill a pipeline for our products.

	Nine months ended September 30,
	2016	2015
	(in thousands)
Cost of goods sold	$2,430	$6,034
Gross profit	$569	$793
Gross profit margin	19.0%	11.6%

Cost of goods sold decreased approximately $3.6 million for the nine months ended September 30, 2016 to $2.4 million compared to $6.0 million for the nine months ended September 30, 2015. As a percent of net sales, cost of goods sold decreased to 81.0% in the nine months ended September 30, 2016 from 88.4% for the nine months ended September 30, 2015. The decrease in cost of sales as a percentage of net sales is attributable to higher margin products in our sales mix as well as improving control over sales adjustments in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Gross profit in the nine months ended September 30, 2016 decreased to $569,000 from $793,000 in the nine months ended September 30, 2015. Gross profit as a percentage of net sales was 19.0% in the nine months ended September 30, 2016, compared to 11.6% in the nine months ended September 30, 2015.

	Nine months ended September 30,
	2016	2015
	(in thousands)
Selling and marketing	$1,777	$1,563
General and administrative	$3,322	$3,083

Selling and marketing for the nine months ended September 30, 2016 increased approximately 14%, to $1.8 million, compared to $1.6 million for the nine months ended September 30, 2015. The increase in selling and marketing expense was significantly attributable to the increase in royalty expense as the Monster, Inc. royalty payment rate increased during the third quarter of 2016.

General and administrative expenses for the nine months ended September 30, 2016 increased by approximately 8% to $3.3 million compared to $3.1 million in the nine months ended September 30, 2015. The increase was significantly attributable to an increase in stock-based compensation in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

	Nine months ended September 30,
	2016	2015
	(in thousands)
Research and development (“R&D”)	$168	$288

R&D for the nine months ended September 30, 2016 decreased approximately 42% to $168,000, compared to $288,000 for the nine months ended September 30, 2015. The decrease is most significantly related to having one less employee in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2016 as well as a reduction in consulting expenses.

	Nine months ended September 30,
	2016	2015
	(in thousands)
Interest and finance expense	$812	$705
Gain on debt conversion	(557)	—
Debt conversion expense	$—	$898

For the nine months ended September 30, 2016, we incurred approximately $740,000 in amortization of debt discount and deferred financing costs related to bridge loan financing and $55,000 of interest expense related to accounts receivable financing. For the nine months ended September 30, 2015 we incurred approximately $483,000 in amortization of debt discount and deferred financing costs related to bridge loan financing and $221,000 of interest expense related to accounts receivable financing. For the nine months ended September 30, 2016, a $557,000 gain on debt conversion resulted from bridge loan accrued interest and deferred financing costs converting to common stock as part of our public offering. For the nine months ended September 30, 2015, debt conversion expense of $898,000 was a non-cash expense incurred as an inducement for the exchange of our convertible notes and warrants further to our exchange offer, with a corresponding credit to additional paid-in capital.

	Nine months ended September 30,
	2016	2015
	(in thousands)
Income tax provision	$2	$1

Income tax expense generally consists of state income taxes due or paid in the states in which we operate. We have not recognized a deferred tax benefit for the operating losses generated during the periods due to the uncertainty that we will generate taxable income in the future that will allow us to utilize the benefit.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity throughout the nine months ended September 30, 2016 and 2015 have been our initial public offering, cash raised in private placements of preferred stock, common stock and notes payable and an accounts receivable factoring credit facility. In addition, from time to time, we have obtained short-term, non-interest bearing loans from a related party to complement our working capital needs.

In September 2015, we secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4.0 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. As of September 30, 2016, there was no balance owed on this facility.

From October 2015 to March 7, 2016, we issued $4.1 million of promissory notes. The notes were due and payable on the earlier of one year from the date of issuance or the closing date of our initial public offering and consisted of $3.36 million loaned to the company and a 22.5% loan origination fee payable on maturity. Amounts lent bore interest at a fixed amount of 15% of principal loaned, regardless of the time that the loan was outstanding. All principal, interest and fees were payable on the due date. Upon the close of our public offering in July 2016, 90% of the outstanding promissory notes totaling $3,024,000 were converted to common stock and the accrued interest and origination fee were waived as part of the conversion. The remaining, unconverted $336,000 of promissory notes were paid along with the accrued interest and origination fee attributable to those notes.

From March 2016 through June 2016, we issued 2,802,430 shares of Series A Preferred Stock for net proceeds of $2.4 million. The use of the net proceeds of the notes and preferred stock was the funding of inventory purchases and working capital and corporate expenses, including personnel expenses and professional fees and expenses associated with our initial public offering. Upon the close of our public offering in July 2016, the preferred shares were converted to common stock.

On July 13, 2016, we closed an initial public offering and received net proceeds of $8,151,000.

Discussion of Cash Flows

	Nine months ended September 30,
	2016	2015	Change
	(in thousands)
Net cash used in operating activities	$(6,237)	$(42)	$(6,195)
Net cash used in investing activities	—	—	—
Net cash provided by (used in) financing activities	9,088	(1)	9,089
Net increase (decrease) in cash	$2,851	$(43)	$2,894

Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2016 was approximately $6.2 million, due primarily to the net loss of $5.0 million. An increase in accounts receivable of $437,000 and inventory of $1.2 million as uses of cash were attributable to one large customer account and the purchase of action cameras for the holiday season. A $633,000 decrease in accounts payable as a use of cash was attributable to bringing our accounts payable aging more current. Certain non-cash items that partially offset these uses of cash include $740,000 amortization of deferred debt issuance costs and debt discount and non-cash stock-based compensation of $943,000. In the nine months ended September 30, 2015, the $5.7 million net loss was offset by both $1.9 million in collections on accounts receivable and a $1.4 million decrease in inventory levels. There were also non-cash charges of $898,000 for debt conversion expense, $283,000 of stock-based compensation and $483,000 for the amortization of debt issuance costs.

Investing Activities

Our current operating structure does not depend upon a significant investment in capital equipment or operating facilities. Substantially all of our manufacturing is conducted offshore by third party manufacturers. Our office and warehouse facilities are leased under a nine-year operating lease. For the nine months ended September 30, 2016 and 2015, we used no cash in investing activities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was approximately $9.1 million and was primarily attributable to our initial public offering proceeds as well as the bridge loan financing and preferred stock issuances during the first nine months of 2016. Net cash used in financing activities in the nine months ended September 30, 2015 was $43,000. Proceeds from a private placement offering and issuance of convertible debt were offset by the net repayment of approximately $3.8 million of our accounts receivable credit facility.

Debt Instruments

As of September 30, 2016, debt instruments include two convertible notes payable with a total principal amount of $38,000 due in 2015 that remain unpaid.

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

Based on our business and development plans and our timing expectations related to the progress of our products, we expect that the net proceeds from the Offering, together with our existing cash as of September 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2016. A significant use of the net proceeds from the public offering has been and will continue to be for funding inventory purchases in order to grow sales in 2016 and beyond. Our future capital requirements will depend on many factors, including: the costs and timing of future product and marketing activities, including product manufacturing, marketing, sales and distribution for any of our products; the expenses needed to attract and retain skilled personnel; and the timing and success of this offering. Until such time, if ever, as we can generate more substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings.

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

Inventories

Inventory is stated at the lower of cost or market, with cost being determined on the weighted average cost method of accounting. We purchase finished goods and materials to assemble kits in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit our ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. Our policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of inventory to market value. As of September 30, 2016 and December 31, 2015, inventory on hand was comprised primarily of finished goods ready for sale and packaging materials.

Share-based compensation/Warrants valuation

We use the Black-Scholes model to determine the fair value of stock options and stock purchase warrants on the date of grant. The amount of compensation or other expense recognized using the Black-Scholes model requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our share-based grants. The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility, the expected term of the option or warrant and the risk-free interest rate correlating to the term of the option or warrant. The expected term is derived using the simplified method provided in Securities and Exchange Commission release Staff Accounting Bulletin No. 110 which averages an award’s weighted average vesting period and contractual term for “plain vanilla” share options. The expected volatility is estimated by analyzing the historic volatility of similar public companies. The risk-free rate of return reflects the weighted average interest rate offered for US treasury rates over the expected life of options or warrants. The expected term and expected future volatility requires our judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize a cost or expense for those stock options or warrants expected to vest.

Estimated Litigation Losses

We are subject to certain legal proceeding and claims arising in connection with the normal course of business and established a reserve for contingent legal liabilities in connection with three cases that had been pending. Based on the range of possible loss as provided by outside legal counsel, we had reserved $465,000 for possible loss related to the three cases. As of September 30, 2016, two cases have been settled and the other case was dismissed without prejudice. Our reserve at September 30, 2016 is $468,000 and, subsequent to September 30, 2016, $225,000 will be charged against the reserve related to the settlement of one case. The reserve represents what we believe to be an estimate of possible loss only for those three matters and does not represent the maximum loss exposure. The assessment as to whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events and there is, therefore, considerable uncertainty regarding the timing or ultimate resolution of such matters, including possible eventual loss, fine, penalty or business impact, if any. We will continue to evaluate, on a quarterly basis, the adequacy of the loss reserve, and update our disclosure if necessary, based on available information and in accordance with ASC 450-20-50, evaluating developments in legal proceeding, investigation or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probably and reasonably estimable.

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

Our management has determined that we had a material weakness in our internal control over financial reporting as of September 30, 2016 and December 31, 2015 relating to the design and operation of our closing and financial reporting processes. We have concluded that this material weakness in our internal control over financial reporting is due to the fact that we do not yet have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

 In order to remediate this material weakness, we have taken the following actions:

•	we have hired a full-time chief financial officer;

•	we have begun to use a third party, independent consultant to review our quarterly close;

•	we have hired and are continuing to actively seek additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our closing and financial reporting processes; and

•	we are formalizing our accounting policies and internal controls documentation and strengthening supervisory reviews by our management.

Notwithstanding the material weakness that existed as of December 31, 2015 and September 30, 2016, our management has concluded that the consolidated financial statements presented in this filing present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016, we engaged an independent outside consulting firm to review our quarterly close. Other than that additional control, there were no material changes in our internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On March 9, 2015, Memphis Electronics, Inc. (“MEI”) filed a complaint against SDJ and the Company, case no. 4:15-cv-1104; in U.S. District Court for the Southern District of Texas. The complaint alleged breach of contract and tort for an alleged order or orders for computer components. Plaintiff’s claims are based in contract and tort (negligent and intentional misrepresentations) relating to nonpayment of approximately $275,000 for goods ordered. In August 2016, the Company settled the complaint for (i) a payment of $170,000 to MEI, (ii) the return from MEI of the components that were in dispute, and (iii) the parties mutually releasing each other from all claims that were filed or that could have been filed in this litigation.

On August 18, 2015, Phison Electronics Corp. (“Phison”) filed a complaint against SDJ, case no. 115 CV284516, in California Superior Court in Santa Clara County. The complaint alleged breach of contract and breach of implied covenant of good faith and fair dealing resulting in claimed damages of approximately $585,000 in connection with SDJ’s alleged failure to purchase products manufactured on its account by Phison. While the complaint has been filed, Phison has not yet served it. For this reason, the Court dismissed the case, without prejudice, for failure of Phison to file a return of service and no case is currently pending. SDJ believes the claims are without merit.

On August 28, 2015, Unigen Corporation (“Unigen”) filed a complaint against SDJ, case no. HG15-78385, in California Superior Court in Alameda County. The complaint alleged breach of contract for an alleged order or orders for 219,200 specially constructed computer components. The complaint seeks $180,000 in lost profit; $678,669 for the cost of parts ordered; and $35,000 in incidental expenses. In February 2016, the Company met with Unigen in an attempt to mediate the matter. However, the mediation was not successful. The parties were required to engage in a second mediation before December 31, 2016 to be followed by a January 6, 2017 settlement conference. On October 26, 2016, the parties met again to mediate the matter and entered into a stipulated settlement whereby SDJ is to pay Unigen $225,000 within thirty days at which time the case will be dismissed with prejudice. This settlement amount has been fully accrued in a legal reserve.

On February 16, 2016, we received a letter from GoPro, Inc., or GoPro, alleging that we infringe on at least five U.S. patents held by GoPro, and requesting that we confirm in writing that we will permanently cease the sale and distribution of our Villain camera, along with any camera accessories, including the waterproof camera case and standard housing. The five patents specifically identified by GoPro in the letter were U.S. Patent No. D710,921: camera housing design, U.S. Patent No. D702,747: camera housing design, U.S. Patent No. D740,875: camera housing design, U.S. Patent No. D737,879: camera design and U.S. Patent No. 721,935: camera design. Based upon our preliminary review of these patents, we believe we have some defenses to GoPro’s allegations. Our outside counsel has been in discussion with GoPro’s outside counsel and has forwarded them material which we believe supports defense to these allegations, all in an effort to move the matter to resolution. As of yet, there is no final resolution to this matter and there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us.

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

None

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

Monster Digital, Inc.
Date: November 16, 2016

By:	/s/ DAVID OLERT	By	/s/ DAVID H. CLARKE
Name: David Olert			Name: David H. Clarke
Title: Chief Financial Officer (Principal Financial and Accounting Officer)			Title: Chief Executive Officer (Principal Executive Officer and duly authorized officer)

