Form 10-K
period 2016-12-31
Monster Digital, Inc.
filed 2017-03-31
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $0.0001 Par Value	Nasdaq Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☑

As of March 17, 2017, the registrant had 8,005,011 shares of common stock, par value $.0001 per share, issued and outstanding.

Item 1. Business

Our primary business focus is the design, development and marketing of premium products under the “Monster Digital” brand for use in high-performance consumer electronics, mobile products and computing applications. Our license with Monster, Inc. allows us to manufacture and sell certain high-end products utilizing the “Monster Digital” brand name; Monster, Inc. which is highly recognized by consumers for its high-quality audio-video products. We work with our subcontract manufacturers and suppliers to offer new and enhanced products that use existing technology and adopt new technologies to satisfy existing and emerging consumer demands and preferences. On the marketing side, we partner with Monster, Inc. to support the sales and marketing of these products on a global basis.

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

We intend to focus our efforts on increasing sales of higher margin specialty products over lower margin memory items. While sales of memory products helped to build our Monster Digital brand, we believe our future success depends in large part on our ability to substantially increase sales of specialty products bearing the Monster Digital brand as a percentage of revenues.

Products

Action Sports Cameras

Our Action Sports Cameras. We believe that to succeed in the competitive action camera marketplace, it is imperative that we to distinguish our product offerings through clear and unique value propositions. For this reason, we have positioned our current action sports camera offerings as “ready-to-go” cameras. We believe our approach is unique to this category as we intend to provide a completely “all included” solution for the consumer. The strategy provides the end user with everything necessary to start enjoying the product straight out of the box. The “all included” package contains numerous universal mounts designed to enable users to capture content when engaged in a wide variety of activities. These include helmet, handlebar grip and tripod mounts. Also included are helmet straps, a tripod and a removable replaceable battery. We also sell accessories to further expand the features, versatility and convenience of our camera.

1080p Action Sports Camera.  We introduced our initial entry into the action sports camera market in November 2015. Our 1080p action camera is easy handling with sharing options that ensure high-quality images, long battery life and expandable memory storage. The camera comes in a small, easy-to-use form factor housing with dimensions of 2 5/16” W by 1¾” H, weighing 2.5 pounds with the battery installed and featuring a 2” LCD display and a 32GB Sport Series SDXC Card. The 1080p camera is a fixed-lens camera with a 5 mega-pixel sensor, a 140 degree viewing angle, and provides video recording at 1080 pixels at 30 frames per second and 12 mega pixel photos. This camera can be used in time lapse mode and is wi-fi enabled. The camera is contained in a removable polycarbonate floating water proof housing with a glass lens that is rated shockproof and waterproof to 100 feet. Our 1080p camera features a quick-release buckle and threads at the bottom to attach to all our offered mounts. In addition, we have priced our 1080p camera on an “all included basis” at $99.99, which we believe makes it extremely price competitive with other entries in the action camera market. This camera is currently offered under the name “Villain” in the United States, Monster Vision 1080p in the EU and will be sold only as Monster Vision 1080p when our current packaged inventory sells through. For information concerning certain patent infringement claims surrounding our 1080p action sports camera, see “— Litigation.”

Monster Vision 360 Action Sports Camera.  We introduced our Monster Vision 360 action sports camera in March 2016. The Monster 360 Vision is a shockproof and waterproof 360 degree action camera designed for action enthusiasts. The Vision features a 190 degree wide angle lens and can record, playback and share 360 degree videos up to 30 frames per second. A user can control the camera via Bluetooth with his or her smartphone or tablet and can connect to a user’s WiFi router or function as a standalone WiFi access point to stream and control the camera. The included USB 3.0 cable allows a user the ability to transfer videos and photos with the high-speed USB 3.0 protocol. The Micro SD memory slot and included 32GB Micro SD card enables a user to add and upgrade memory as needed. The Vision 360 features electronic vibration reduction, enabled through applications during playback, that reduces the effect of camera shake to help produce sharp and crisp picture quality. Also, the Vision is designed to be used with existing virtual reality headsets currently provided by others. We have priced the Monster 360 Vision on an “all included basis” at $149.99, which we believe makes the Vision extremely price competitive with other 360 degree entries in the 360 degree action camera market.

Monster Vision HD Action Sports Camera.  We introduced our Monster Vision HD action sports camera in May 2016. This 720p action sports camera is meant as an entry level action camera built for simplicity and fun and designed for use in outdoor sports as well as for tourism, action shooting and daily life recording. Featuring a 1.7” color display and a 120-degree viewing angle, users can see what they are shooting, digitally zoom to up to 8x and use over 20 on-board visual effects to get creative. In addition to video recording it is a 5 mega-pixel digital camera with the ability to take individual still shots or take a burst of 3 shots in rapid succession. Like our 1080p action sports camera, the camera is a fixed-lens camera that comes in a small, easy-to-use form factor housing with the battery installed. This camera can be used in time lapse mode, is wi-fi enabled and is offered with a 16GB Sport Series SDXC card. And like our 1080p action sports camera, the camera is contained in a removable polycarbonate floating water proof housing with a glass lens that is rated shockproof and waterproof to 100 feet. We have priced our Monster Vision HD on an “all included basis” at $49.99, which we believe makes it extremely price competitive with other entry level action sports camera offerings.

Dual lens 360 VR action sports camera.  We offer a dual lens 360 degree action sports camera which can be used with virtual reality headsets. This action sports camera substantially enhances the 360 degree experience for our consumers. During playback, viewers can choose where they look, being able to see up, down and all the way around for a truly immersive experience. This camera connects both camera images with simple drag-and-drop software. It features fixed focus lenses, a 2 X 220 degree wide angle and resolution of 1920 X 960. Like our other cameras, it is offered on an “all included basis”, at an attractive price point of $250.

Virtual reality headset.  We offer a virtual reality headset that can be used to view videos created by our existing Monster Vision 360 and dual lens 360 VR action sports cameras. The headset offers integrated high performance with on-ear headphones. The headset features pupil distance adjustment, precision polished glass lenses for a better picture and call answer, pause/play and multifunction control. We offer our headset at $40.

Data Storage Devices

Our primary end markets for our memory storage products are as follows:

Consumer.  We provide flash memory storage products to multiple consumer markets, including imaging, gaming, audio/video and mobile applications. Flash storage cards are used as the film for all major brands of digital cameras. In addition, many portable game devices include advanced features that require high capacity memory storage. Also, multimedia features and download applications in mobile phones drive demand for additional flash memory storage.

Computing.  We provide data storage solutions for the computing market. CF and SD card and USB flash drive flash memory allows consumers to store pictures and music on cards and then quickly and easily transfer these files to and between laptops, notebooks, desktops, and other devices. In addition, we sell SSDs for the computing market. We plan to continue to develop new releases of our SSDs for the notebook and desktop computer markets as we believe that SSDs are increasingly likely to replace HDDs in a variety of computing solutions.

Monster Apple iPhone/iPad External Memory Drive

We offer a family of ultra-small mobile external memory drive products for Apple iOS devices (iPhone/iPad/iPod) under the iX32 and Memory Cable trade names.

We offer an iX32 flash drive which contains a memory module (16GB up to 128GB) with a Lightning connector and a USB connector. Lightning is a proprietary computer bus and power connector created by Apple Inc. and is used to connect Apple mobile devices like iPhones, iPads and iPods to host computers, external monitors, cameras, USB battery chargers and other peripherals. Through the USB port, the user can plug his/her Apple device to any computer to store data/media and take it for future use. Through the Lightning connector, the user can download data from selected Apple iOS devices onto the drive and then transfer the data to another iOS device or to a device with a USB port (such as a TV or a computer). As a result, the user creates “freed” up space on his/her Apple device by directly copying content off the device instead of having to move the content by sending it to iCloud or other remote cloud storage destinations. It is also helpful if a user wants to consume large megabyte data, such as a movie, and does not want to store that content on his/her iOS device which would further diminish the available memory. In such an instance the “movie” can be loaded onto the drive and then watched from the drive when it is plugged into the iOS device.

The device also allows backup of photos, contacts, documents and videos, access to Dropbox, internal App storage and is security protected with optional password/fingerprint protection. In the case of the Memory Cable, it also serves as a charging cable if needed for the iOS device.

On-The-Go Cloud

Our On-The-Go Cloud device, which we market on an exclusive basis, is an innovative multi-function wireless media access hub. This device allows a user to create a wi-fi hot spot for multiple users, share photos and videos with friends and stream movies while on the road or in the air to any wi-fi enabled device. This lightweight, smartphone-sized device is equipped with dedicated ports for SD and microSD cards up to 64GB, as well as standard-size USB flash drives or external hard drives up to 2TB. A Micro USB cable is used for connectivity and charging the onboard battery which can last five hours on a single charge while streaming videos. When a PC or Mac is connected via the micro USB cable, it acts as a reader and hub, simultaneously giving access to memory cards and/or a storage device plugged into the USB port. Not only can data be viewed or played, it can be transferred among the connected storage. For example, an HD movie file from an SD card can be copied to an external hard drive.

The same functionality above can also be done wirelessly. The device has 2.4GHz (b/g/n) encrypted Wi-Fi capability, which gives cable-free connectivity to PCs, Macs, tablets and smartphones. Files can be accessed via any web browser and by wireless enumeration, in which it operates as a network drive. With a streaming capacity of up to five devices at 720p (three devices at 1080p) and unlimited direct access, it’s ideal for sharing media. The device also has an Ethernet port allowing it to act as a wi-fi hotspot. The device comes with a travel bag and micro USB cable and is priced under $100.

SSDs

SSDs are data storage devices that utilize solid-state memory to store persistent data. SSDs contain no moving parts and use microchips that retain data in non-volatile memory chips, meaning they retain their memory when the power is turned off. SSDs have the same interface as hard disk drives (“HDDs”) and easily replace them in most applications. SSDs are used in consumer electronic products which are primarily designed for small form factor, battery powered consumer hand held devices, such as laptop computers and tablets.

Our drives are used for laptop, notebook, desktop and enterprise server applications. These drives feature enhanced reliability, higher performance and reduced power consumption compared to typical HHDs and are more than twice as fast as many other SSD drives.

Overdrive 3.0 SSD and Overdrive 3.0 Mini.  Our Overdrive 3.0 Series of SSDs is designed for consumer applications that require high-performance and endurance with easy plug and play compatibility. The drives are USB powered making them energy efficient with no external power switch required. Our Overdrive 3.0 and Overdrive 3.0 Minis are USB 2.0 compatible as well. Its robust construction is designed to survive impact up to 500g and resistant to magnetic interference and extreme temperatures. The drives have a laser extended stainless steel enclosure with a small form factor that travels easily.

This family of SSDs is available in densities of 128GB, 256GB and 512GB, and 1 Terra Byte (“TB”) with 250/150 Megabytes (“MB”) sequential read/write speeds. Prices for our Overdrive 3.0 SSDs range from $99 to $700.

Overdrive Thunderbolt SSD.

Our Overdrive Thunderbolt SSD series incorporates Intel’s Thunderbolt technology that simultaneously supports high resolution displays and high performance data devices through a single compact port. With read/write speeds of 500/450 MB/s, our Overdrive Thunderbolt is substantially faster than many other commercially offered Thunderbolt connected drives. Our drive features an integrated 250mm Thunderbolt Cable with a press-to-release catch. With the same robust construction durability and stainless steel enclosure as our Overdrive 3.0 series, this family of drives offers high performance in demanding data applications.

This family of SSDs is available in densities of 240GB, 480GB and 1TB and prices range from $99 to $799.

Overdrive Advanced SSD.  This device is an entry level SSD for less demanding data applications. The external SSD has a density of 128GB and a speed of 140 MB/s, making it substantially faster than many other commercially available USB 3.0 drives. The SSD includes a USB 3.0 cable and has a price point of $100.

Monster “Superfast” SSD.  Our Monster “Superfast” SSD allows a user the ability to upgrade an PC from the internal traditional rotating HDD to our MD-550 2.5” SSD. The upgrade increases the speed, battery life and reliability of the PC. The MD-550 SSD has no rotating parts thus offering substantially more reliability and durability than standard rotating HDDs.

Our Monster “Superfast” SSD comes in 240GB, 480GB and 1TB configurations and range in price from $150 to $450.

CompactFlash Cards

CF cards are flash memory mass storage devices used mainly in portable electronic devices. Flash memory products are electronically re-writable, non-volatile semiconductor memory devices that retain content when power is turned off. CF cards make data easy to add to a wide variety of computer devices, including digital cameras and music players, desktop computers, personal digital assistants, digital audio recorders and photo printers.

Our line of CF cards consists of the following:

800x CF. These cards are designed for discerning photo and video users. Built with a robust structure, our CF Cards feature 120 MB/s read read/write speeds and superior memory card performance. The cards are offered in 320GB and 64GB configurations, are waterproof and impact resistant to 1500g. These cards are ideal for fast action photography and video capture.

Our CF cards are offered at prices of $140 and $280.

Secure Digital Cards

SD cards are removable flash memory products. SD cards are used in many consumer electronic devices and have become a widespread means of storing several gigabytes (“GB”) of data in a smaller site. Devices where the user may remove and replace cards often, such as laptop or notebook computers, digital cameras, camcorders and video game consoles tend to use full-sized cards. Devices where small size is paramount, such as action sports cameras and mobile phones, tend to use microSD cards.

We offer a variety of SD cards with a range of speeds, capacities and value-added features in all major media formats.

Sport Series SDXC.  Our line of Secure Digital eXtreme Capacity, or SDXC, cards is tailored for those users seeking the highest standards in memory card technology. These products have the highest speed rating in our SD product line and are targeted at users of action sports cameras, professional photographers and high-end gamers. Speed, capacity and protection are maximized for consumers’ important data; our SDXC cards have 90/45 MBs read/write speeds and are waterproof, magnetic, impact and temperature resistant. Storage densities include 64GB and 128GB offered at $120 and $200 respectively.

Legacy Series SDHC Card.  Our line of Secure Digital High Capacity, or SDHC, cards are specially designed for personal electronics applications. Our SDHC cards include 8GB, 16GB and 32GB storage densities; they also support the UHS104 (ultra-high speed) SD interface and are compliant with the industry standard SD Memory Card Standard Version 3.0 (SD 3.0) which supports SD interface speeds up to 104MB per second. Prices range from $19 to $40.

USB Flash Drives

USB flash drives are small portable data storage devices that include flash memory. The integrated universal serial bus (“USB”) interface plug into a computer’s USB port and function as portable hard drives. USB flash drives have less storage capacity than an external hard drive, but they are smaller and more durable because they do not contain any internal moving parts. They are often used for storage, back-up and transfer of computer files, thus facilitating data transfers between different devices.

We offer a wide selection of customized USB flash drives in different memory capacities and with a wide variety of features.

COPPA 3.0 and 2.0.  Our Coppa 3.0 and 2.0 USB flash drives are lightweight, compact and have high quality memory. The COPPA 3.0 USB has speed up to 160/45 MB/s read/write and the COPPA 3.0 USB has 32/28 MB/s read/write, each allowing users to quickly and easily transfer large documents, HD movies, high resolution photographs and other large memory use data. The COPPA 3.0 is backwards compatible with the USB 2.0 allowing use with devices that are not 3.0 enabled.

The drives come with an integrated twist cover, a lanyard key chain loop and are offered in configurations of 8GB, 16GB, 32GB and 64GB at prices ranging from $9 to $100.

Advanced 3.0 OTG.  Our advanced 3.0 OTG USB flash drives allow users the ability to easily backup and transfer files from a place without a computer, cable or wifi. Files can be transferred directly without sending information through the drive or on an unsecured wireless network. The drive has similar features to our COPPA 3.0 USB drives and can be used with our proprietary On-The-Go Cloud Storage device. The Advanced 3.0 OTG is offered in 16GB, 32GB and 64GB configurations at prices ranging from $24 to $75.

Legacy 2.0 UFD.  We also offer an entry level series of drives for businesses, schools, and home applications at speeds of up to 14 MB/S. These drives are offered in configurations of 2GB, 4GB, 8Gb, 16GB and 32GB at prices ranging from $7 to $30.

Manufacturing and Product Development

Manufacturing

We do not directly manufacture any of the products we sell. Instead, we depend exclusively on third parties for the manufacture and sourcing of our products. Reliance on third party manufacturers and suppliers exposes us to material risks, especially as our action sports cameras and iX32 flash drive are currently sourced from sole source suppliers. See Item 1A, “Risk Factors — We depend exclusively on third parties to manufacture and supply our products. If third party manufacturers are unable to timely deliver required quantities of our products at acceptable qualities and prices, we will not be able to meet customer demand for our products, which would adversely impact the success of our business.” However, we believe that by outsourcing the manufacture and sourcing of these products, we benefit from lower manufacturing and engineering costs. For this reason, for the foreseeable future we expect to continue to rely on third party manufacturers and suppliers to produce and supply the substantial majority of our products.

We do not have long-term agreements with any of our third party suppliers or manufacturers for our primary memory products or our iX32 flash drive. We currently source our current action sports camera offerings and iX32 flash drive from sole source suppliers and while we believe there is an alternative supplier available for our iX32 flash drive we do not currently have an alternative supplier for our action sports cameras. We obtain our action sports cameras further to a formal agreement with Shuoying Digital Science & Technology (China) Co., Ltd. that expires in January 2018 but automatically renews for successive 12 months periods unless sooner terminated by either party with six months prior written notice. We believe it may be more difficult to find alternative sources for our action sports cameras if necessary. We intend to endeavor to locate alternative sources for our action sports cameras to mitigate risks related to reliance on this sole source supplier.

We seek to differentiate our products through product features offered, product positioning, packaging, merchandising and branding. By continuing to subcontract manufacture and source our products from third parties, we believe that we are able to sell products incorporating new technology without having to make the substantial investment in, or having to incur the fixed costs associated with, product development and manufacturing.

Our in-house testing and production staff in Simi Valley, California regularly inspects and tests product samples, assembles pilot production runs and repackages bulk quantities received from our subcontract manufacturers and suppliers. We also develop user manuals, product packaging and marketing materials, as well as installation guides, software and hardware designed to permit user friendly product installation. Our staff periodically tours our subcontract manufacturers’ and suppliers’ facilities and monitors and tests to minimize defective products.

The majority of our products are shipped directly by our subcontractor manufacturers and suppliers to our facility in Simi Valley, California. These products are then packaged and shipped by us directly to our customers.

Product development

To date, we have not made material expenditures on product development. However, we realize that to compete in this industry, we must continue to offer technologically advanced products. New products are developed and offered by our subcontractors, manufacturers and suppliers and then offered by us. We believe our relationship with our contract manufacturers and suppliers allows us to enhance and expand our product offerings with existing and new technologies that such third parties develop internally and avoid the costs associated with an in-house research and development team. Our efforts are directed at the evaluation of new products and enhancements to existing products. We monitor market and industry trends to understand and identify new technologies and plan for new product offerings.

We intend to continue to devote efforts to introduce new products that meet emerging demands and preferences, including new versions of our existing product lines. Specifically, we plan to continue to penetrate the global action camera market, while identifying additional consumer electronic products to be introduced based on leading technologies.

Sales and Marketing

Sales

We sell our products primarily through distributors and independent sales representatives and distributors.

Distributors.  We use distributors to sell our products to non-direct customers such as small computer manufacturers, dealers, systems integrators, online retailers and other resellers. Distributors generally enter into non-exclusive agreements with us for the purchase and redistribution of our products in specific territories.

Retailers.  We sell our branded devices directly to a select group of major retailers such as computer superstores, warehouse clubs, online retailers, and computer electronics stores, and authorize sales through distributors to smaller retailers. The retail channel complements our other sales channels while helping to build brand awareness for our products. We also offer our branded products through our website.

Although we have established a substantial domestic distribution channel for our memory products bearing the Monster brand, we believe it is necessary to substantially expand our distribution channels with respect to sales of our higher margin specialty products. Our executive sales team has recently established domestic distribution arrangements for our actions sports cameras with major entities such as Fry’s, Sam’s Club and Toys R’ Us. We also believe that international markets represent a significant growth opportunity for us. Our executive sales team seeks to enhance our international presence by capitalizing on the strength of the Monster Digital brand. Examples of recently added international retailers and strategic distribution arrangements include Synchro France, ADL, Selfridges and FNAC.

We protect some of our customers against the effects of price decreases on their inventories. Accordingly, if we reduce our prices, we pay certain distributors and retailers the difference between the price paid for the product still in their inventory and the reduced price. Additionally, some of our retail customers and distributors have the right to return limited amounts of products still in their inventory for credit.

Marketing

We believe our marketing relationships with key industry leaders distinguishes our company from others in our industry. Our Overdrive 3.0 SSD and Overdrive Thunderbolt SSD, each with a 1TB configuration, are currently offered in all Apple stores throughout Europe. Our Advanced 3.0 OTG USB flash drive is the first Apple certified external memory of iOS. Our action sports cameras are being sold under the widely recognized Monster brand.

Also, our products are offered and supported by Monster, Inc.’s large global and retail distribution network. Further to the license with Monster, Inc., our company and Monster, Inc. consult and cooperate with each other in the design process of products sold under the Monster Digital brand name. Also, the license provides that our company and Monster, Inc. will cooperate to promote and effect the offer and marketing of products sold under the Monster Digital brand name through Monster, Inc.’s existing and future sales and distribution channels.

To date, Monster, Inc. sales team has introduced our Monster Digital memory products to many of their key distributors and retail chains and has indicated that it intends to continue to do so in the future. We believe that approximately 19% and 33% of our gross revenues for the years ended December 31, 2016 and 2015, respectively, were derived from Monster, Inc.’s introductions to buyers and retailers. Monster, Inc. has existing relationships with virtually all major retail chains and strategic distributors across North America, Latin America and Europe.

In addition, Monster, Inc. has a global network of independent sales representatives established which affords us the ability to access additional sales coverage and to take advantage of established local market relationships. To ensure the quality of its sales forces, our products are incorporated into Monster, Inc.’s internal sales metrics that measure sales performance for all sales people, independent sales representatives and customers.

We participate in co-sponsored events with our customers and industry trade shows such as Consumer Electronics Show. We participate in these events and trade shows in order to develop new relationships with potential customers and maintain relationships with our existing customers. We also intend to fund cooperative advertising campaigns with our customers, develop custom product promotions and cooperate with our retailers to use point-of-sale and mail-in rebate promotions to increase sales of our products. We also intend to utilize sales circulars to obtain regional and national exposure for our products and our brands. We believe that these marketing efforts will help generate additional shelf-space for our products with our major retailers, promote retail traffic and sales of our products, and enhance our goodwill with these retailers.

Monster License Agreement

We entered into a trademark license agreement with Monster, Inc. effective July 7, 2010. The agreement gives us exclusive rights to utilize the tradenames “Monster Memory”, “Monster Digital, Inc.” and the M (stylized) mark on (i) action sports cameras, (ii) cable memory, (iii) flash based cards, (iv) flash based SSD drive products, (v) DRAM modules, (vi) USB flash drives and (vii) internal power supplies for personal computers. The 25 year agreement provides for the payment of royalties to Monster, Inc. on all sales of the referenced products, excluding sales to Monster, Inc., as follows:

Years 1 (2010) and 2: Royalties on all sales excluding sales to Monster, Inc. at a rate of four (4) percent, with no minimum.

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

At any time during the term of the agreement, a permanent license may be negotiated subject to the parties reaching a mutually acceptable agreement.

Effective July 1, 2014, the royalty rate on certain products was reduced to 2% for a period of 12 months.

Monster, Inc. may purchase licensed products from us at a price no greater than 20% above our standard costs. Monster, Inc. has agreed not to sell products sourced from us in a way that undermines our position in the marketplace. We have agreed that all design, packaging and marketing materials for any licensed products would be in accordance with and conform to design standards prescribed by Monster, Inc. Monster, Inc. and our company have agreed to cooperate to promote and affect the offer and marketing of the licensed products through Monster Inc.’s existing and future sales and distribution channels.

Monster, Inc. may use and grant others the right to use any trademarks, logos, domain names and/or trademarks for use in connection any products except (i) the granting to others of the use of the Monster mark in connection with the manufacture, design, distribution, sales or other similar exploitation of any licensed Monster mark (but not the Monster Digital mark or the M (stylized) mark) if the primary purpose of such license is the settlement of a claim of infringement of the Monster mark with that of the subject licensee and not the commercial exploitations of the Monster Mark and (ii) Monster, Inc. itself may use (but not sublicense) the Monster mark and the M (stylized) mark (but not the Monster Digital mark) in connection with any licensed products or other data memory products subject to the condition that Monster, Inc. provides us with at least thirty (30) days prior written notice of its intention to so enter the market and offers us the first right to supply such products pursuant to a commercially reasonable arrangement similar to the Monster License Agreement.

In August 2015, we executed an amendment to the license agreement with Monster whereby Monster granted us the additional right further to the aforementioned License Agreement to use the name “Monster Digital, Inc.” as our corporate name. Further to the amendment, in addition to the royalties mentioned above, we issued Monster, Inc. 382,575 shares of our common stock and paid Monster a cash fee of $500,000.

We are required to remit royalty payments to Monster, Inc. on or before the 30th day following the end of each calendar quarter. For the years ended December 31, 2016 and 2015, royalty expense amounted to $371,000 and $262,000, respectively. We were not in compliance with the royalty remittance policy during each of the aforementioned fiscal periods. We were in full compliance with the remittance policy at December 31, 2016. This license agreement contains various termination clauses that include (i) change in control, (ii) breach of contract and (iii) insolvency, among others. Either party to the license agreement has the right to terminate the agreement if the other is in material breach of any of the terms and conditions of the agreement and such party fails to cure such breach within 30 days after the date of receipt of written notice from the other party.

In addition, in August 2015, and in connection with the aforementioned amendment to the trademark license agreement, we entered into a two-year advisory board agreement with Noel Lee, the Chief Executive Officer and sole shareholder of Monster, Inc. Further to the advisory board agreement, we issued Mr. Lee a warrant to purchase up to 191,289 shares of our common stock at a per share exercise price of $14.85.

Warranties

Because the design and manufacturing process for our products is highly complex, it is possible that our products may contain defects or are otherwise not compatible with end uses. In accordance with industry practice, we generally provide a limited warranty that our products are in compliance with our specifications existing at the time of delivery. Under our general terms and conditions of sale, liability for certain failures of products during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items. Under certain circumstances, we may provide more extensive limited warranty coverage than that provided under our general terms and conditions.

Backlog

Because of volatile conditions in our markets, customers are reluctant to enter into long-term, fixed-price contracts. Accordingly, new order volumes for our products do and are expected to continue to fluctuate significantly. We typically accept orders with acknowledgment that the terms may be adjusted to reflect market conditions at the date of shipment. For these reasons, we do not believe that our order backlog as of any particular date is a reliable indicator of actual sales for any succeeding period.

Competition

Our industry is characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence.

Competition is based on multitude of factors, including product design, brand strength, distribution presence and capability, channel knowledge and expertise, geographic availability, breadth of product line, product cost, media capacity, access speed and performance, durability, reliability, scalability and compatibility. Specifically, the performance, functionality, reliability and price of our products are critical elements of our ability to compete. We believe that we offer, and that our target consumers seek products that combine higher levels of performance, functionality and reliability at prices competitive with other leading brand-name products. Also, market penetration, brand recognition and inventory management are also critical elements of our ability to compete. Most consumers purchase products similar to ours from off-the-shelf retailers such as large consumer electronics and office supply superstores. Market penetration in the industries in which we compete is typically based on the number of retailers who offer a company’s products and the amount of shelf-space allocated to those products.

Our existing competitors include many large domestic and international companies that have longer operating histories and have greater brand name recognition, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, distributors, OEMs and end users. As a result, these competitors may be able to better absorb price declines, ensure more stable supply, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. Ultimately, this may lead to a decrease in our sales and market share and have a material adverse effect on our business, financial condition and results of operations.

We expect to face competition from existing or future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of consumer electronic devices designs one of these alternative competing standards into its products, the digital media we sell, as currently configured, will not be compatible with that product and our revenues may decline, which would result in a material adverse effect on or business.

Our competition includes:

Action sports cameras.  The market for action sports cameras is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into this market. We compete against established, well-known action camera and traditional camera manufacturers such as GoPro, Inc., Canon Inc., Nikon Corporation, Olympus Corporation, Polaroid Holding Corporation and Vivitar Corporation, large, diversified electronics companies such as JVC Kenwood Corporation, Panasonic Corporation, Samsung Electronics Co., Sony Corporation and Toshiba Corporation, and specialty companies such as Garmin Ltd. Most of these competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. In addition, many of these existing and potential competitors enjoy substantial competitive advantages, such as:

•	longer operating histories;

•	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	broader distribution and established relationships with channel partners;

•	access to larger established customer bases;

•	greater resources to make acquisitions;

•	larger intellectual property portfolios; and

•	the ability to bundle competitive offerings with other products and services.

Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional camera sales. It is possible that, in the future, the manufacturers of these devices, such as Apple Inc. and Samsung, may design them for use in a range of conditions, including challenging physical environments, or develop products similar to our action sport camera. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products.

Solid-state drive and hard disk drive manufacturers.  Our SSDs face competition from other manufacturers, including Intel, Micron and Samsung, Toshiba, and others. Our SSDs also face competition from hard disks drives, which are offered by companies including, among others, Seagate, Samsung and Western Digital Corporation.

CF and SD card and USB flash drive manufacturers and resellers.  We compete with semiconductor companies that manufacture and sell flash memory chips, flash memory cards and USB flash drives. These include Hynix, Infineon, Micron, Samsung, SanDisk, and Toshiba. We also face significant competition from manufacturers or card assemblers and resellers that either resell flash cards and USB flash drives purchased from others or assemble cards and USB flash drives from controllers and flash memory chips purchased from companies such as Renesas, Samsung or Toshiba, into flash cards and USB flash drives. These companies include Crucial, Dane-Elec, Delkin Devices, Feiya, Fuji, Hagiwara, Hama, Hewlett Packard, Data I/O, Infineon, Kingston, Kodak, M-Systems, Matsushita, Memorex, Memory Plus, Micron, PNY, PQI, Pretec, Ritek, Samsung, SanDisk, Silicon Storage Technology, SimpleTech, SMART Modular Technologies, Sony, TDK, Transcend and Viking InterWorks.

Employees

As of December 31, 2016 we had 15 full-time employees. In addition to our full-time employees, we employ temporary and part-time employees. Our employees are not represented by any collective bargaining agreements. We have never experienced a work stoppage at any of our facilities. We consider our relationship with our employees to be good.

Item 1A. Risk Factors

Risks Related To Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred net losses of $6.2 million and $8.7 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $32.1 million. In their report on our financial statements for the year ended December 31, 2016, our independent registered public accounting firm included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances regarding our ability to continue as a going concern. Failure to generate sufficient cash flows from operations raise additional capital or reduce discretionary spending will have a material adverse effect on our ability to achieve our intended business objectives. While management has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. As a result, an investor may lose the entire value of an investment in our company.

Our operating results, gross margins, cash flow and ability to sustain profitability may fluctuate significantly in the future and are difficult to predict.

Our operating results, gross margins, operating cash flow and ability to sustain profitability are based on a number of factors related to our industry and the markets for our memory storage products. We will have little or no control over many of these factors and any of these factors could cause our operating results, gross margins and ability to sustain profitability to fluctuate significantly. These factors include, among others:

•	competitive pricing pressures for the products we sell, including the timing and amount of any reductions in the average selling prices of our products and our ability to charge a premium for our higher performance products;

•	the growth of the markets for host devices that use data storage products;

•	our ability to control our operating expenses;

•	the timing and amount of expenses related to obsolescence and disposal of excess inventory and the difficulty of forecasting and managing our inventory levels;

•	the amount of price protection, volume incentive rebates, discounts, market development funds, cooperative advertising payments and other concessions and discounts that we may need to provide to some of our customers due to competitive pricing pressures;

•	changes in our product and revenue mix;

•	the extent to which our products, particularly our higher margin products, are accepted by the markets;

•	the timing of the collection of our accounts receivable;

•	the decision of our customers to return products or rotate their inventory;

•	the inability of suppliers to fully indemnify us should we be subjected to litigation;

•	the difficulty of forecasting sell-through rates of our products and their impact on inventory levels at our resellers if sell-through data is not timely reported to us, which may result in additional orders being delayed or reduced and inventory being returned;

•	increases in costs charged by our product suppliers or the failure of our suppliers to decrease the prices they charge to us when industry prices decline;

•	competing data memory standards, which displace the standards used in our products and our customers’ products;

•	the announcement or introduction of products and technologies by competitors; and

•	potential product quality problems which could raise returns or rework costs.

In addition, we may be unable to accurately forecast our revenues and gross margins. We incur expenses based predominantly on operating plans and estimates of future revenues. Our expenses are to a large extent fixed in the short term and we may not be able to adjust them quickly to meet a shortfall in revenues during any particular quarter. We also plan inventory levels based on anticipated demand for our products and on anticipated product mix. As we anticipate increased demand for certain products we increase our level of inventory, which results in increased risk if we inaccurately estimate anticipated demand. Any significant shortfall in revenues in relation to our expenses and planned inventories would decrease our net income or increase our operating losses and harm our financial condition. If we are unsuccessful in increasing revenues from our higher margin products and controlling our operating expenses, we may not be able to achieve profitability.

Also, we have generated significant negative operating cash flows since our inception and expect to continue to do so for the foreseeable future. We are required to expend significant dollars on inventory and marketing efforts prior to the receipt of cash from the collection of our accounts receivable. We expect that our negative operating cash flows will continue for the foreseeable future as we increase our product offerings and expand our customer base. While we have a factoring arrangement in place that assists in part, we require substantial additional funds to bridge the gap between the expenditure and receipt of funds. If we are unable to raise additional capital, we will continue to be limited in our business and expansion efforts.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history upon which to base an evaluation of our prospects and the potential value of our offered securities. We are confronted with the risks inherent in an early stage company, including difficulties and delays in connection with the acquisition and marketing of products, operational difficulties, and difficulty in estimating future development, regulatory, and administrative costs. If we cannot successfully manage our business, we may not be able to acquire and offer commercially viable products, generate future profits and may not be able to support our operations. It is possible that we will incur additional expenses and may incur losses in the further implementation of our business plan.

In addition, we have not had limited experience in sourcing and selling action sports cameras. We are uncertain as to whether our action sports cameras will ultimately achieve the level of market acceptance that we expect or at all. Given our lack of experience in the action sports camera market, we cannot assure you that we will be able to identify the needs and preferences of customers and to adjust inventory mixes or marketing efforts that correspond to such needs and preferences; and we also cannot assure you that our action sports cameras will ultimately become commercially successful. In such circumstances, our business, growth prospects, financial condition and results will be adversely affected.

Our strategic partnership with Monster, Inc. poses significant challenges for us, and if we are unable to manage this relationship, our business and operating results will be adversely affected.

We have entered into a multi-year license agreement with Monster, Inc. (the “Monster License Agreement”) under which we have the right to exclusively market certain products under the “Monster Digital” brand name. As of December 31, 2016, this list of permitted products consists of the following: action cameras and accessories (including virtual reality goggles), DRAM modules; USB flash drives; flash based SD, M2,MicroSD, CF, ProDuo, card products; SSD drive products; internal power supplies for PCs, cable memory and hybrid drives. The management of this business will adversely affect our revenues and gross margins if we are, among other things, unable to:

•	properly manage the use of Monster Digital brand;

•	control the sales and marketing expenses associated with launching the brand in new channels;

•	plan for anticipated changes in demand; and

•	effectively leverage the Monster Digital brand to achieve premium pricing and grow market share.

We have a number of obligations that we must fulfill under our agreement with Monster, Inc. to keep it in effect. These obligations include compliance with Monster, Inc. guidelines and trademark usage, customer satisfaction and the requirement that we meet target minimum royalty payments. As a result, Monster, Inc. may in the future have the right to terminate our license in its entirety. We were not in compliance with the royalty remittance policy for the fiscal periods referenced in the agreement nor with the installment payment terms of the $500,000 payment required for the continued use of the name “Monster Digital, Inc.” as a corporate, business and operating and as described below. If we were to lose the rights to sell products under the “Monster Digital” brand, our financial results would be significantly negatively impacted.

While we will continue to seek to offer additional products bearing the “Monster Digital” brand, the consent of Monster, Inc. will be required in order to sell any additional products bearing the “Monster Digital” brand. While to date Monster, Inc. has granted its consent to all our additional products to be sold bearing the “Monster Digital” brand, there can be no assurance that it would similarly consent in the future. If we are unable to secure the consent of Monster, Inc. for the sale of future products bearing the “Monster Digital” brand our product offering will be limited which would substantially and adversely affect our future prospects.

Our strategic partnership with Monster, Inc. does not restrict Monster, Inc. from offering its own line of action sports cameras or memory products.

Under the Monster License Agreement, Monster, Inc. itself may use (but not sublicense) the Monster mark and its M (stylized) mark (but not the Monster Digital mark) in connection with action sports cameras or memory and data storage products. Although Monster, Inc. must offer us the first right to supply such products on commercially reasonable terms under an arrangement similar to the Monster License Agreement, nothing limits the ability of Monster, Inc. to act as a competitor to us. Monster, Inc. has substantially more resources to exploit these markets than we do and their entry into our markets would substantially and adversely affect our future prospects.

We estimate that a significant percentage of our net revenues for the years ended December 31, 2016 and 2015 were derived from Monster, Inc.’s introductions to buyers and retailers.

We believe that approximately 19% and 33% of our gross revenues for the years ended December 31, 2016 and 2015 were derived from Monster, Inc.’s introductions to buyers and retailers. Monster, Inc. is under no contractual obligation to continue making such introductions. There can be no assurance that Monster, Inc. will continue to introduce us to significant buyers and retailers or that any buyers and retailers previously introduced to us by Monster, Inc. will continue to order products at previous levels or at all.

Our failure to successfully promote our brand and achieve strong brand recognition in our markets will limit and reduce the demand for our products.

We believe that brand recognition is critical to our success. We plan to increase our marketing expenditures to create and maintain prominent brand awareness. If we fail to promote our Monster Digital brand successfully, or if the expenses with doing so are disproportionate to any increased net sales we achieve, it would have a material adverse effect on our business and results of operations. Other companies, who may have significantly more resources to promote their own brands then we do, may not be aggressively promoting their brands. If they begin to more aggressively promote their brand or if our products exhibit poor performance or other defects, our brand may be adversely affected, which would inhibit our ability to attract or retain customers.

We need additional capital to adequately fund our future business objectives and we may not be able to obtain the amount of capital required, particularly when the credit and capital markets are unstable. Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholder and could cause the price of our offered securities to fall.

We currently have minimal cash on hand and an accounts receivable factoring facility limited to $4.0 million. We will need substantial additional funding to achieve our goal of increasing sales of higher margin specialty products as a percentage of revenues. Our estimation of necessary future funding is based on our operating plan, which in turn is based on assumptions that may prove to be incorrect. Should these assumptions prove incorrect, our financial resources may not be sufficient to satisfy our future minimum capital requirements and will be insufficient to adequately address our goal of increasing sales of higher margin specialty products as referred above.

Any of the following factors could result in insufficient capital to fund our operations:

•	if our capital requirements or cash flow vary materially from our current projections;

•	if we are unable to timely collect our accounts receivable;

•	the loss of a key customer or a material reduction by a key customer in the range of inventory level of our products;

•	if we are unable to sell-through inventory currently in our sales channels as anticipated;

•	if we are unable to timely bring new successful products to market; or

•	if other unforeseen circumstances occur.

We do not know whether additional financing will be available when needed, or, if available, whether the terms of any financing will be favorable to us. The current worldwide financing environment is challenging, which could make it more difficult for us to raise funds on reasonable terms, or at all. To the extent we raise additional capital by issuing equity securities, our stockholder may experience substantial dilution and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future strategic opportunities or respond to competitive pressures or unanticipated events, or meet our aforementioned goal of increasing sales of higher margin specialty products, all of which would harm our business and results of operations. Furthermore, if we are unable to raise additional capital, or cannot raise capital on acceptable terms, we may not have sufficient capital to operate our business as planned and would have to modify our business plan or curtail some or all of our operations.

In addition, pursuant to our equity incentive plan, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiary. Future grants of, options and other equity awards and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our offered securities.

If we are unable to develop or maintain the strategic relationships necessary to develop, sell and market products that are commercially viable and widely accepted, the growth and success of our business will be limited.

We may not be able to acquire and sell products that are commercially viable and widely accepted if we are unable to anticipate market trends and the price, performance and functionality requirements of data memory manufacturers, suppliers and customers. We must continue to collaborate closely with our customers, manufacturers, and other suppliers to ensure that critical development, marketing and distribution projects proceed in a coordinated manner. These collaborations are also important because our ability to anticipate trends and plan our future product offerings depends to a significant degree upon our continued access to strategic relationships we currently have with our manufacturers and suppliers. If any of our current relationships terminate or otherwise deteriorate, or if we are unable to enter into future relationships that provide us with comparable insight into market trends or access to new and enhanced products, offerings and technologies, we will be substantially hindered in our future business endeavors.

We depend exclusively on third parties to manufacture and supply all of our products. If third party manufacturers and suppliers are unable to timely deliver required quantities of our products at acceptable qualities and prices, we will not be able to meet customer demand for our products, which would adversely impact success of our business.

We do not own or operate a manufacturing facility and rely on third parties to manufacture, produce and supply all of our products. We cannot be certain that we will not experience operational difficulties with our manufacturers and suppliers. Our reliance on third party manufacturers and suppliers involves a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	unavailability of, or delayed access to, next-generation or key products, processes or technologies; and

•	the failure of a key manufacturer or supplier to remain in business and adjust to market conditions.

These risks could result in product shortages or increase our costs of manufacturing, sourcing, assembling or testing our products which could result in failure to meet customers’ expectations and damage our brand, which could result in lost sales. In addition, if third party manufacturers are unable or unwilling to continue to manufacture and deliver products of acceptable quality, at acceptable costs and in a timely manner, we would have to identify and qualify other third party manufacturers. This could be time-consuming and difficult and result in unforeseen operational problems and/or lost sales which would have a material adverse effect on our operating results.

We do not have long-term agreements with any of our third party suppliers or manufacturers for our primary memory products or our iX32 flashdrive. Our current offerings of action sports cameras and our iX32 flash drive are currently sourced from sole source suppliers and while we believe there is an alternative supplier available for our iX32 flash drive, we do not currently have an alternative supplier for our action sports cameras. We have a formal arrangement with Shuoying Digital Science & Technology (China) Co., Ltd. to manufacture and source our current offerings of action sports cameras. If these suppliers stopped supplying these products on acceptable terms, or at all, or we experienced delays in receipt of such products from these suppliers, we would experience a significant disruption in our business until such time as we are able to find alternative sources. In such event our business and financial results would be materially adversely affected.

We depend exclusively on third parties for the research and development of products.

The products we market are subject to rapid technological change and evolving industry standards. The future revenue growth of our business depends in large part on the development, market acceptance and performance of any new products we introduce in the marketplace. We do not have an internal research and development department. Instead, we rely on third parties for the research and development of new and enhanced products.

Although we depend on various third parties for the introduction and acceptance of new products, we do not have long-term relationships with any of them. There can be no assurance that we will maintain existing relationships or forge new relationships, that we will continue to have access to significant proprietary products, processes and technologies, or that we will continue to have access to new competitive products, processes and technologies that may be required to introduce new products. If we are not successful in maintaining and developing new relationships or obtaining rights to market products with competitive technologies, we will become less competitive and our operations will suffer.

A material change in customer relationships or in customer demand for products could have a significant impact on our business.

Our success is dependent on our ability to successfully offer trade terms that are acceptable to our customers and that are aligned with our pricing and profitability targets. Our business could suffer if we cannot maintain relationships with key customers based on our trade terms and conditions. In addition, our business would be negatively impacted if key customers were to significantly reduce or eliminate the range of inventory level of our products.

In our memory storage industry, products are typically characterized by average selling prices that historically decline over relatively short time periods. If we are unable to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volumes, our revenues and gross margins will be negatively impacted.

Data memory products often experience price erosion over their life cycle due in large part to competitive pressures, customer demand and technological changes. In order to maintain gross profits for products that have a declining average selling price, we must continuously reduce costs, increase sales volume or introduce new products with higher gross margins. We must also successfully manage our inventory to reduce our overall exposure to price erosion. In our industry, prices have often fallen faster than costs which has resulted in margin pressure. Our customers may exert pressure on us to make price concessions or to match pricing of our competitors. Any reduction in prices by us in response to pricing pressure will hurt our gross margins unless we can reduce our costs and manage our inventory levels to minimize the impact of such price declines. There can be no assurance that the introduction of new products will assist in protecting gross margin.

As it relates to our SSD, CF and SD card and USB flash drive products, demand depends in large part on the demand for additional storage and storage upgrades in existing computer systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for drives and flash memory in any given period. As a result, these markets have experienced periods of excess capacity, which can lead to liquidation of excess inventories and more intense price competition. If more intense price competition occurs, we may be forced to lower prices sooner and more than expected, which could result in lower average selling prices, revenue and gross margins. We expect that average selling prices and gross margins will also tend to decline when there is a shift in the mix of products and sales of lower priced products increase relative to those of higher priced products. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence.

If we are unable to reduce our costs to offset declines in average selling prices or increase the sales volume of our existing products, particularly higher capacity or premium products, or introduce new products with higher gross margins, our revenues and gross margins will be adversely affected. This may negatively impact our anticipated growth in product revenues as well as our gross margins, particularly if the decline in our average selling prices is not matched by price declines in our supply costs.

Our failure to accurately forecast market and customer demand for our products, or to quickly adjust to forecast changes, would adversely affect our business and financial results or operating efficiencies.

The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we offer is based in large part on these forecasts. Accurately forecasting demand has become increasingly difficult in light of the volatility in global economic conditions. In addition, because many of our products are designed to be largely substitutable, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, then we could experience periods of product oversupply and price decreases, which would impact our financial performance. If market demand increases significantly beyond our forecasts, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.

If we do not effectively manage our inventory and product mix, we may incur costs associated with excess inventory or lose sales from not having enough inventory.

We operate in markets that are characterized by intense competition, supply shortages or oversupply, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence, all of which make it more challenging to effectively manage our inventory. If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products with our customers, we may incur increased and unexpected costs associated with this inventory. For example, if our customers are unable to sell their inventory in a timely manner, we may choose or be required to lower the price of our products or allow our customers to exchange the slow-moving products for newer products. Similarly, if we improperly forecast demand for our products, we could end up with excess inventory that we may be unable to sell in a timely manner, if at all. As a result, we could incur increased expenses associated with writing off excess or obsolete inventory. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error.

We are subject to the cyclical nature of the consumer electronics industry and any future downturn could adversely affect our business.

The consumer electronics industry is highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The flash memory markets have in the past experienced significant downturns often connected with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average sales prices. It is impossible to predict whether demand for our products will diminish or costs for any of our products will increase. Also our customers’ demand for storage capacity may not continue to grow at current industry estimates. For example, there has been a recent rapid growth in devices that do not contain a hard drive such as tablet computers and smartphones; this could affect demand for our SSD products. Any future downturns could have a material adverse effect on our business and results of operations.

To remain competitive and stimulate customer demand, we must successfully manage product introductions and transitions.

We believe that we must continually source and introduce new products, enhance our existing products and effectively stimulate customer demand for new and upgraded products. Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. The success of new product introductions depends on a number of factors including market and customer acceptance, the effective forecasting and management of product demand, purchase commitments and inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction. In addition, the introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products and potentially lead to challenges in managing inventory of existing products. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by consumers, our competitors may introduce more attractive products, which could hurt our competitive position. Our new products might not receive consumer acceptance if consumer preferences shift to other products, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower revenue and excess inventory levels. As we seek to enhance our products, we may incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for these additional costs. If we do not successfully manage product transitions, our revenue and business may be harmed.

Our markets are extremely competitive and subject to rapid technological change. Many of our significant competitors have greater financial and other resources than we do, and one or more of these competitors could use their greater resources to gain market share at our expense.

Competition is based on a multitude of factors, including product design, brand strength, distribution presence and capability, channel knowledge and expertise, geographic availability, breadth of product line, product cost, media capacity, access speed and performance, durability, reliability, scalability and compatibility. Specifically, the performance, functionality, reliability and price of our products are critical elements of our ability to compete. We believe that we offer, and that our target consumers seek, products that combine higher levels of performance, functionality and reliability at prices competitive with other leading brand-name products. Also, market penetration, brand recognition and inventory management are also critical elements of our ability to compete. Most consumers purchase products similar to ours from off-the-shelf retailers such as a large computer, consumer electronics and office supply superstores. Market penetration in the industries in which we compete is typically based on the number of retailers who offer a company’s products and the amount of shelf-space allocated to those products.

Our existing competitors include many large domestic and international companies that have longer operating histories and have greater brand name recognition, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with retailers, distributors, OEMs and end users. As a result, these competitors may be able to better absorb price declines, ensure more stable supply, adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their products than we may. Ultimately, this may lead to a decrease in our sales and market share and have a material adverse effect on our business, financial condition and results of operations.

We face competition from existing competitors and expect to face competition from future competitors that design and market similar or alternative data storage solutions that may be less costly or provide additional features. If a manufacturer of consumer electronic devices designs one of these alternative competing standards into its products, the digital media we manufacture, as currently configured, will not be compatible with that product and/or may cause our revenues to decline, which would result in a material adverse effect on our business.

We substantially rely on distributors and retailers to sell our data storage products and our inability to control the activities of such retailers could cause our operating results and gross margins to fluctuate significantly.

We sell substantially all of our data storage products through distributors and retailers. Sales to distributors and retailers subject us to many special risks, including the following:

•	continued downward pricing pressure may necessitate price protection of the inventories of our products that many of our customers carry;

•	distributors and retailers may emphasize our competitors’ products over our products or decline to carry our products;

•	loss of market share if the retailers that carry our products do not grow as quickly and sell as many digital media products as the retailers that carry the digital media products of our competitors;

•	loss of business or monetary penalties if we are unable to satisfy the product needs of these customers or fulfill their orders on a timely basis;

•	increased sales and marketing expenses if we are unable to accurately forecast our customer’s orders, including, among other items, increased freight and fulfillment costs if faster shipping methods are required to meet customer demand;

•	reduced ability to forecast sales; and

•	reduced gross margins, delays in collecting receivables and increased inventory levels due to the increasing tendency for some retailers to require products be supplied on a consignment basis.

Availability of reliable sell-through data varies throughout the retail channel, which will make it difficult for us to determine actual retail product revenues until after the end of each of our fiscal quarters. Unreliable sell-through data may result in either an overstatement or understatement of our reported revenues and results of operations. Our arrangements with our customers also provide them price protection against declines in our recommended selling prices. We do not have exclusive relationships with our retailers or distributors and therefore must rely on them to effectively sell our products over those of our competitors. Our reliance on the activities of distributors and retailers over which we have little or no control could cause our operating results and gross margin, to fluctuate significantly.

We obtain many products from a limited number of suppliers, and if these suppliers fail to meet our supply requirement or cease production of our products, we may lose sales and experience increased costs.

Our products inventory strategy is to maintain as little inventory as is necessary for the efficient operation of our business, which creates the risk that any shortage or delay in the supply of our products could harm our ability to meet demand. We obtain many of our products from a limited number of suppliers on a purchase order basis.

Furthermore, none of our suppliers have a contractual commitment to supply us with products. These products include our SSDs, flash memory cards and USB flash drives. If demand for a specific product increases, we may not be able to obtain an adequate supply of that product in a timely manner, since our suppliers may fill other orders before ours. It could be difficult, costly and time-consuming to obtain alternative sources for these products, or to change products, or to change designs to make use of alternative products. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in product availability that would have a significant impact on our ability to fulfill orders for our products. This would adversely impact on our ability to meet demand and damage our brand and reputation in the market, which would have a material adverse effect on our business and results of operations.

Because we protect some of our retail customers and distributors against the effects of price decreases on their inventories of our products, we may incur price protection charges if we reduce our prices when there are large quantities of our products in our distribution channel.

We provide price protection to certain of our major resellers. In the past we have incurred price protection charges ranging from 2% to 5% of gross sales before giving effect to such changes for the fiscal periods presented in this report. Price protection allows customers to receive a price adjustment on existing inventory when its published price is reduced. In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur and, should they occur, are more likely to have a significant impact on our operating results. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margins. We anticipate that we may continue to incur price protection charges due to competitive pricing pressures and, as a result, our revenues and gross margins may be adversely affected.

A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales and profitability, and could reduce or deplete our financial resources.

A significant product defect could materially harm our brand image and could force us to conduct a product recall. This could damage our relationships with our customers and reduce end-user loyalty. A product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. As a result, a significant product defect or product recall could cause a decline in our sales and profitability, and could reduce or deplete our financial resources.

A substantial portion of our sales have been made to customers accounting for over 10% of sales. We expect that this may continue in the foreseeable future. If any of these customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity.

For the year ended December 31, 2016, one customer accounted for 34% of our gross sales. For the year ended December 31, 2015, three customers accounted for over 10% of our gross sales. We expect that we may continue to depend upon a limited number of major customers for a significant portion of our sales for the foreseeable future. We expect the composition of our major customer base to change over time, as our markets and strategies evolve, which could make our revenue less predictable from period-to-period.

Our agreements with our customers do not require them to purchase any specified number of products or dollar amount of purchases or to make any purchases whatsoever. Therefore, we cannot assure you that, in any future period, our sales generated from these customers, individually or in the aggregate, will equal or exceed historical levels. We also cannot assure you that, if sales to any of these customers cease or decline, we will be able to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales, or a decrease in the prices of products sold to one or more of these customers could cause a significant decline in our net sales and profitability.

Our financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which have deteriorated in many countries and regions, including the U.S., and may not recover in the foreseeable future.

Demand for our products is adversely affected by negative macroeconomic factors affecting consumer spending. The tightening of consumer credit, low level of consumer liquidity, and volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending primarily in the U.S. and European retail markets. A continuation or further deterioration of depressed economic conditions could have an even greater adverse effect on our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers and other computing and networking products, mobile devices, and flash memory cards. Reduced demand for our products could result in continued market oversupply and significant decreases in our average selling prices. A continuation of current negative conditions in worldwide credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures. Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, our business, results of operations or financial condition could be materially adversely affected.

Negative or uncertain global economic conditions could also cause many of our direct and indirect customers to delay or reduce their purchases of our products. Further, many of our customers in our distribution and retail channels rely on credit financing in order to purchase our products. If negative conditions in the global credit markets prevent our customers’ access to credit, product orders in these channels may decrease, which could result in lower revenue. Likewise, our suppliers may face challenges in obtaining credit, in selling their products or otherwise in operating their businesses. These actions could result in reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.

We are currently, and may be in the future, party to intellectual property rights claims that are expensive and time consuming to defend, and, if resolved adversely, could have a significant impact on our business, financial condition or operating results.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. Companies in the technology and consumer products industries own large numbers of patents, copyrights, trademarks and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert claims in order to extract value from technology and consumer products companies. We do not currently manufacture any products and currently purchase all our products from third parties for resale. From time to time we may receive claims from third parties which allege that we have infringed upon their intellectual property rights or we may be called upon to indemnify our customers for any intellectual property right infringements by us. If such products infringe the intellectual property rights of a third party or if we are found to owe license fees or royalties relating to these products, our margins and operating results would be severely negatively impacted.

In this regard, we received a letter from GoPro, Inc., or GoPro, alleging that we infringe on at least five U.S. patents held by GoPro, and requesting that we confirm in writing that we will permanently cease the sale and distribution of our 1080p action sports camera, along with any camera accessories, including the waterproof camera case and standard housing. The five patents specifically identified by GoPro in the letter were U.S. Patent No. D710,921: camera housing design, U.S. Patent No. D702,747: camera housing design, U.S. Patent No. D740,875: camera housing design, U.S. Patent No. D737,879: camera design, and U.S. Patent No. 721,395: camera design. Based upon our preliminary review of these patents, we believe we have some defenses to GoPro’s allegations. Our outside counsel has been in discussions with GoPro’s outside counsel and has forwarded them material which we believe supports defenses to these allegations, all in an effort to move the matter to resolution. But as of yet, there is no final resolution to this matter. There can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us.

Further, from time to time we may introduce new products and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. Litigation could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of some products, and expend significant resources to develop non-infringing technology, discontinue the use of some processes or obtain licenses to use the infringed technology. Any of these results could have a material adverse effect on our business and results of operations.

Our indemnification obligations to our customers for product defects could require us to pay substantial damages.

A number of our product sales agreements provide that we will defend, indemnify and hold harmless our customers from damages and costs that arise from product warranty claims or claims for injury or damage resulting from defects in our products. Our insurance coverage may not be adequate to cover all or any part of the claims asserted against us. A successful claim brought against us that is in excess of, or excluded from, our insurance coverage could have a material adverse effect on our business and results of operations.

Substantially all of our executive officers were only recently appointed to their current roles and have a limited history of working together as a management group.

In December 2015, Jawahar Tandon stepped down as our Chief Executive Officer and David Clarke assumed that role; Mr. Tandon was appointed Executive Chairman of the Board. Mr. Clarke has no previous experience in the management or operation of a company that engages in the business currently conducted and proposed to be conducted by the Company. In addition, in December 2015 Vivek Tandon stepped down as our President and Mr. Clarke assumed that position as well; Mr. Tandon was appointed Vice President, Operations. In October 2016 Jonathan Clark was appointed Interim President; Mr. Clark has no previous experience in the management or operation of a company that engages in the business currently conducted and proposed to be conducted by our company. Also, in January 2016, the Company appointed its Executive Vice President, Sales and Marketing and an additional Vice President, Operations. In May 2016, Jawahar Tandon stepped down as our Executive Chairman of the Board but remained as a director. In August 2016, each of Vivek Tandon, Jawahar Tandon and Jonathan Orban stepped down as directors of the Company. As a result, our current management team has very limited experience working together as a management group which could cause short-term difficulties in implementing and overseeing significant corporate and operational functions.

To date, we have engaged in significant related party transactions.

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the proper consent of our audit committee. Further to such policy, any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest, must first be presented to our audit committee for review consideration and approval. However to date, we have engaged in a substantial number of related party transactions prior to the adoption of such policy and all of which were approved by a board with no independent members. While the board believed the terms and conditions of such transactions was fair and in the best interests of our company, there can be no assurance that the transactions were on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. See “Certain Relationships and Related Party Transactions.”

We have limited human resources; we need to attract and retain highly skilled personnel; and we may be unable to manage our growth with our limited resources effectively.

The expansion of our business has placed a significant strain on our limited managerial, operational, and financial resources. We have been and will continue to be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management with experience in the memory and data storage industry. Competition is intense for these types of personnel from more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all. To date we have had to limit the engagement of critical management and other key personnel due in part to limited financial resources. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and operating results would be materially adversely affected. Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees. If we are unable to manage growth effectively and new employees are unable to achieve adequate performance levels, our business, prospects, financial condition and operating results will be materially adversely affected.

Our international operations subject us to risks, which could adversely affect our operating results.

Our international operations are exposed to the following risks, several of which are out of our control:

•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	preference for locally-branded products, and laws and business practices favoring local competition;

•	unusual or burdensome foreign laws or regulations, and unexpected changes to those laws or regulations;

•	import and export license requirements, tariffs, taxes and other barriers;

•	costs of customizing products for foreign countries;

•	increased difficulty in managing inventory;

•	less effective protection of intellectual property; and

•	difficulties and costs of staffing and managing foreign operations.

Any or all of these factors could adversely affect our ability to execute any geographic expansion strategies or have a material adverse effect on our business and results of operations.

Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and the market price of our securities.

Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer demand. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence. Turmoil and unrest in regions from which we source our products could cause delays in the development or production of our products. This could harm our business and results of operation.

Our IT systems and operations are vulnerable because we have limited redundancy and backup systems.

Our internal order, inventory and product data management system is an electronic system through which our customers place orders for our products and through which we manage product pricing, shipments, returns and other matters. This system’s continued and uninterrupted performance is critical to our day-to-day business operations. Despite our precautions, unanticipated interruptions in our computer and telecommunications systems could occur in the future. We have extremely limited ability and personnel to process purchase orders and manage product pricing and other matters in any manner other than through this electronic system. Any interruption or delay in the operation of this electronic system could cause a significant decline in our sales and profitability.

We may make acquisitions that are dilutive to existing stockholders. In addition, our limited experience in acquiring other businesses, product lines and technologies may make it difficult for us to overcome problems encountered in connection with any acquisitions we may undertake.

We intend to evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, and the purchase, licensing or sale of assets. In connection with any such future transaction, we could issue dilutive equity securities, incur substantial debt, reduce our cash reserves or assume contingent liabilities.

Our experience in acquiring other businesses, product lines and technologies is limited. Our inability to overcome problems encountered in connection with any acquisitions could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. Any potential future acquisitions also involve numerous risks, including:

•	problems assimilating the purchased operations, technologies or products;

•	costs associated with the acquisition;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of key employees of purchased organizations; and

•	potential litigation arising from the acquired company’s operations before the acquisition.

Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively affect our results of operations.

Sudden disruptions to the availability of freight lanes could have an impact on our operations.

We generally ship our products to our customers, and receive shipments from our suppliers, via air or ocean freight. The sudden unavailability or disruption of cargo operations or freight lanes, such as due to labor difficulties or disputes, severe weather patterns or other natural disasters, or political instability, terrorism or civil unrest, could impact our operating results by impairing our ability to timely and efficiently deliver our products.

If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our sales contracts are denominated in U.S. dollars, and therefore substantially all of our revenues are not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, adversely affecting our business operations and financial results. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

Risks Related to the Ownership of our Common Stock

Our share price is volatile and may be influenced by numerous factors, some of which are beyond our control.

The trading price of the shares of our common stock currently is, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the success of competitive products or technologies;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	regulatory or legal developments in the United States and other countries;

•	the recruitment or departure of key personnel;

•	the level of expenses;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholder;

•	market conditions in the technology sectors; and

•	general economic, industry and market conditions.

In addition, the stock market in general, and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of these risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of the shares of our common stock.

We may be subject to securities litigation, which is expensive and could divert management attention.

In the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Pursuant to our decision to cancel our proposed acquisition of Syrma Technologies Pvt. Ltd., in September 2015 Jawahar Tandon, our former Executive Chairman of the Board and former Chief Executive Officer, and Devinder Tandon, one of our significant stockholder and a former director, offered in the aggregate to each stockholder who purchased shares of our company for cash the opportunity to receive .07 additional shares from Mssrs. Tandon’s beneficial holdings for each .41 shares held by such stockholder (together the “Additional Shares”). As a condition to such grant, the executing stockholder agreed to release our company and Westpark Capital from any claim or cause of action that arise out of or are related in any way to the purchase or acquisition of our common stock (the “Release”). Stockholders holding an aggregate of 1,279,056 of such shares agreed to receive Additional Shares and sign the Release; an aggregate of 216,971 Additional Shares were afforded these stockholder from each of Jawahar Tandon's and Devinder Tandon’s beneficial holdings. Stockholders holding an aggregate of 199,248 of such shares did not agree to receive any Additional Shares and did not sign the Release. As such, these stockholder have reserved rights to file claims against our company in connection with the issuance of securities to them, which claims may include claims that securities were sold to them in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended. While we have not received any notice that such a claim has been or is intended to be filed, no assurance can be given that any such claim will not be made against us or any of our officers or directors,. To the extent that any such claims or suits are brought and successfully concluded, we could be materially adversely affected, jeopardizing our ability to operate successfully. Furthermore, our human and capital resources of could be adversely affected by the need to defend any such actions, even if we are ultimately successful in our defense.

We are an “emerging growth company” and we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our shares of common stock or warrants being less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares of common stock or warrants less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our shares of common stock or warrants and the market price of such securities may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2021, (2) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

We have determined that we had a material weakness in our internal control over financial reporting as of December 31, 2016 and 2015 relating to the design and operation of our closing and financial reporting processes.

For a discussion of our remediation plan and the actions that we have executed during 2016 and 2015, in addition to the estimated costs incurred in connection with such remediation efforts, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Control over Financial Reporting.” The actions we have taken are subject to continued review, supported by confirmation and testing by management. While we have implemented a plan to remediate this weakness, we cannot assure you that we will be able to remediate this weakness, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. If we are unable to successfully remediate this material weakness, and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable Nasdaq listing requirements.

Our failure to remediate the material weakness identified above or the identification of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weakness identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect our the market price of shares of our common stock and we may be unable to maintain compliance with Nasdaq listing requirements.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of potential gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our shares of common stock and warrants will be your sole source of gain for the foreseeable future.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of shares of our common stock or warrants to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of our common stock. In November 2016, we entered into a securities purchase agreement with a selling stockholder providing for the issuance and sale to such investor of 333,333 shares of our common stock. The shares were sold subject to a registration rights agreement and we filed with the Securities and Exchange Commission a registration statement on Form S-1 on February 13, 2017. Commencing on January 7, 2017, approximately 5,000,000 shares of our common stock may be resold in the public market, most without restriction on volume, unless held by our affiliates. We have also agreed to register all 382,575 shares of common stock held by Monster, Inc. (upon demand) and all shares underlying warrants issued in connection with our initial public offering. All of the shares involved in an effective registration statement may be freely sold and transferred. We have also registered all shares of common stock that we may issue under our equity compensation plan. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholder and may prevent attempts by our stockholder to replace or remove our current management.

Provisions in our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholder, or remove our current management. These include provisions that:

•	permit our board of directors to issue up to 10,000,000 additional shares of preferred stock, with any rights, preferences and privileges as they may designate;

•	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	require that any action to be taken by our stockholder must be effected at a duly called annual or special meeting of stockholder and not be taken by written consent;

•	provide that stockholder seeking to present proposals before a meeting of stockholder or to nominate candidates for election as directors at a meeting of stockholder must provide advance notice in writing, and also satisfy requirements as to the form and content of a stockholder’s notice;

•	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and

•	provide that special meetings of our stockholder may be called only by the board of directors or by such person or persons requested by a majority of the board of directors to call such meetings.

These provisions may frustrate or prevent any attempts by our stockholder to replace or remove our current management by making it more difficult for stockholder to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholder. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our Certificate of Incorporation or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholder to receive a premium for their shares of common stock, and could also affect the price that some investors are willing to pay for our shares of common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the trading price of our common stock or warrants and trading volume could decline.

The trading market for our shares of our common stock and warrants will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our shares of common stock or warrants. If no securities or industry analysts commence coverage of our company, the trading price for our shares of our stock and warrants would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish inaccurate or unfavorable research about our business, the price of our shares of common stock or warrants would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the trading price of our shares of common stock and trading volume to decline.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to continue as a going concern;

•	our ability to successfully manage our business or achieve profitability;

•	our operating results, including our margins and negative cash flow;

•	our strategic relationship with Monster, Inc., including their introductions to buyers and retailers;

•	our ability to successfully promote our brand and achieve strong brand recognition;

•	our ability to develop or maintain necessary strategic relationships;

•	our reliance on third party manufacturers;

•	customer relationships or customer demand for our products;

•	our ability to effectively manage our inventories, reduce our costs, introduce new products with higher average selling prices or increase our sales volume;

•	our ability to accurately forecast market and customer demand or to quickly adjust to forecast changes;

•	the cyclical nature of the consumer electronics industry;

•	the competitive nature of our markets and our ability to compete;

•	our reliance on distributors and retailers;

•	our reliance on a limited number of and certain sole source suppliers;

•	our exposure to price protection charges;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, after the date of this report, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We lease approximately 11,500 square feet for our executive offices in Simi Valley, CA pursuant to a three year lease at a monthly rental rate of $13,850. We believe these facilities are sufficient for our currently foreseeable needs.

Item 3. Legal Proceedings

The Company is subject to certain legal proceedings and claims arising in connection with the normal course of its business.

On August 28, 2015, Unigen Corporation, or Unigen, filed a complaint against SDJ, case no. HG15-78385, in California Superior Court in Alameda County. The complaint alleged breach of contract for an alleged order or orders for 219,200 specially constructed computer components. The complaint sought $180,000 in lost profit; $678,669 for the cost of parts ordered; and $35,000 in incidental expenses. The case was mediated in October, 2016 resulting in a Stipulation for Settlement of $225,000. Subsequent to payment of the settlement amount, the case was dismissed with prejudice on December 16, 2016.

On February 16, 2016, the Company received a letter from GoPro, Inc., or GoPro, alleging that the Company infringes on at least five U.S. patents held by GoPro, and requesting that confirm in writing that the Company will permanently cease the sale and distribution of its Villain camera, along with any camera accessories, including the waterproof camera case and standard housing. The five patents specifically identified by GoPro in the letter were U.S. Patent No. D710,921: camera housing design, U.S. Patent No. D702,747: camera housing design, U.S. Patent No. D740,875: camera housing design, U.S. Patent No. D737,879: camera design and U.S. Patent No. 721,935: camera design. Based upon our preliminary review of these patents, the Company believes it has some defenses to GoPro’s allegations, although there can be no assurance that the Company will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, we have begun marketing and selling the camera under the name “Monster Vision” and phasing out the “Villain” name. We have had no correspondence from GoPro since instituting the name change.

The supplier of the Company’s Villain camera has contractually represented and warranted that it owns or has paid royalties to any and all intellectual property, designs, software, hardware, packaging, components, manuals and any other portion, part or element that is or may be subject to the Villain and the parts and accessories thereof sourced by the supplier. This supplier has contractually agreed to pay any claims, damages, or costs that the Company suffers as a result of the patent infringement or a violation of international, U.S. or state laws or regulations as detailed in the prior sentence.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the symbol “MSD1”. As of March 17, 2017, the closing sales price for our common stock as reported on the Nasdaq Capital Market was $1.29 per share.

The table below sets forth reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported on the Nasdaq Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ending December 31, 2016
Quarter ended September 30, 2016*	$4.01	$1.62
Quarter ended December 31, 2016	$2.15	$1.04

Fiscal Year Ending December 31, 2017
Quarter ending March 31, 2017 (through March 17, 2017)	$2.16	$1.29

* We effected our initial public offering on July 7, 2016

Holders

As of March 17, 2017, there were approximately 134 holders of record of our common stock.

Dividends

We have never declared nor paid any cash dividends to stockholder. We do not intend to pay cash dividends on our common stock for the foreseeable future, and currently intend to retain any future earnings to fund our operations and the development and growth of our business. The declaration of any future cash dividend, if any, would be at the discretion of our Board of Directors and would depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2016 about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plan, the 2012 Omnibus Incentive Plan.

	Number of Securities to be issued upon exercise of outstanding options and restricted stock	Weighted average exercise price of outstanding options and restricted stock	Number of Securities remaining available under equity compensation plans
Equity compensation plans approved by stockholders	101,077	8.63	778,849
Equity compensation plans not approved by stockholders	—	—	—

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

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

The “Company”, “we,” “us,” and “our,” refer to Monster Digital, Inc. and its wholly-owned subsidiary SDJ Technologies, Inc

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

Our license with Monster, Inc. allows us to manufacture and sell certain high-end products, utilizing the Monster premium brand name which is highly recognized by consumers for its high quality audio-video products. We work with our world-class subcontract manufacturers and suppliers to offer new and enhanced products that use existing technology and adopt new technologies to satisfy existing and emerging consumer demands and preferences. On the marketing side, we partner with Monster, Inc. to support the sales and marketing of these products on a global basis

Historically, memory has been the most significant part of our business and it is a commodity that tends to be subject to price erosion. Using the Monster branding to quickly introduce new technologies to the market is designed to bring about the introduction of products that are not subject to the same level of downward pressure on pricing as is common with memory products. In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth.

As a result of our strategy to increase our investments in sales, marketing, support, and international expansion, we expect to continue to incur operating losses and negative cash flows from operations at least in the near future and will require additional capital resources to execute strategic initiatives to grow our business.

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

Other expenses

Interest and finance expense includes interest paid or payable to a finance company for outstanding borrowings, bank fees, purchase order finance fees, interest accrued on convertible debt, amortization of a debt discount that arose as a result of the issuance of warrants with convertible debt, and amortization of debt issuance costs. Debt conversion expense is a non-cash charge for the effect of an induced conversion of debt to equity.

Year 2016 Compared to Year 2015

Results of Operations

Summary of the Year Ended December 31, 2016

•	Net sales for 2016 decreased to $4.1 million as compared to $8.3 million for 2015;

•	Gross profit for 2016 was $736,000, or 18.1% of net sales, as compared to $426,000, or 5.2% of net sales, for 2015;

•	Operating expenses, as a percentage of net sales, increased to 164.3% for 2016 compared to 83.3% for 2015;

•	Net loss attributable to common stockholders for 2016 was $6.2 million, or $1.12 per diluted share, as compared to $8.7 million, or $2.65 per diluted share, for 2015; and

•	Cash used in operations for 2016 was $8.4 million, an increase from $1.7 million used in 2015.

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from year to year.

	Percent of net sales Year ended December 31,
	2016	2015
Net sales	100%	100%
Cost of goods sold	(81.9)	(94.8)
Gross profit	18.1	5.2
Operating expenses	(164.3)	(83.3)
Loss from operations	(146.2)	(78.1)
Interest and finance expense	20.3	16.7
Gain of debt conversion	(13.7)	—
Debt conversion expenses	—	10.9
Loss before income taxes	(152.8)	(105.7)
Income tax provision	—	—
Net loss	(152.8)%	(105.7)%

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Report.

	Year ended December 31,
	2016	2015
	(in thousands)
Net sales	$4,065	$8,266

Net sales in 2016 decreased approximately 51% to $4.1 million from $8.3 million in 2015. This decrease occurred primarily during the third quarter of 2016 and is related to the reduction in sales for top customers who had placed significant orders for memory product in the third quarter of 2015 but who either did not order, or ordered in reduced amounts, in the third quarter of 2016. A strategy to transition quickly from lower margin digital memory products to higher margin products contributed to the decrease in sales with the action sports camera line staged for sales in the fourth quarter of the year. In addition, cash constraints prior to our initial public offering limited our ability to aggressively build and fill a pipeline for our products.

	Year ended December 31,
	2016	2015
	(in thousands)
Cost of goods sold	$3,329	$7,840
Gross profit	$736	$426
Gross profit margin	18.1%	5.2%

Cost of goods sold decreased approximately 58% in 2016 to $3.3 million, as compared to $7.8 million in 2015. As a percent of net sales, cost of goods sold decreased from 94.8% in 2015 to 81.9% in 2016. The decrease in cost of sales as a percentage of net sales is attributable to an increasing percentage of higher margin products in our sales mix as well as improved control over sales adjustments in the year ended December 31, 2016 as compared to the year ended December 31, 2015. Gross profit increased approximately 73% in 2016 to $736,000 as compared to $426,000 in 2015. As a percentage of net sales, gross profit increased to 18.1% in 2016 as compared to 5.2% in 2015.

	Year ended December 31,
	2016	2015
	(in thousands)
Selling and marketing	$2,425	$2,928
General and administrative	3,984	3,625

Sales and marketing expense in 2016 decreased approximately $503,000, or 17%, to $2.4 million, as compared to $2.9 million for 2015. Sales and marketing, as a percentage of net sales was 59.7% and 35.4% for the years ended December 31, 2016 and 2015, respectively. The dollar decrease in sales and marketing expense was significantly attributable to the decrease in expenses such as commissions that vary directly with sales.

General and administrative expense in 2016 increased by approximately $359,000, or 10%, to $4.0 million as compared to $3.6 million in 2015. The increase was significantly attributable to an increase in stock-based compensation in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

	Year ended December 31,
	2016	2015
	(in thousands)
Research and development	$270	$333

Research and development expense for 2016 decreased approximately $63,000, or 19%, to $270,000, as compared to $333,000 for 2015. The decrease is most significantly related to decreased personnel and consulting expense.

	Year ended December 31,
	2016	2015
	(in thousands)
Interest and finance expense	$825	$1,381
Gain on debt conversion	(557)	—
Debt conversion expense	—	898

For the year ended December 31, 2016, we incurred approximately $55,000 of interest expense related to account receivable financing and $740,000 in amortization of debt discount and deferred financing costs related to bridge loan financing. For the year ended December 31, 2015, we incurred approximately $333,000 of interest expense related to our accounts receivable financing credit facility and approximately $503,000 of interest expense related to debt conversions that occurred in early 2015 as well as $545,000 of interest expense related to bridge loan financing in the fourth quarter of 2015, $101,000 of which was the amortization of debt discount related to a bridge loan origination fee. For the year ended December 31, 2016, a $557,000 gain on debt conversion resulted from bridge loan accrued interest and deferred financing costs converting to common stock as part of our public offering. For the year ended December 31, 2015, debt conversion expense of $898,000 was a non-cash expense incurred as an inducement for the exchange of our convertible notes and warrants further to an exchange offer of such notes and warrants for shares of our common stock, with a corresponding credit to additional paid-in capital.

	Year ended December 31,
	2016	2015
	(in thousands)
Income tax provision	$2	$2

Income tax expense in 2016 and 2015 consists of minimum state income taxes due in the states in which we operate. We have not recognized a deferred tax benefit for the operating losses generated in 2016 or prior due to the uncertainty that we will generate taxable income in the future that will allow us to utilize the benefit.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity throughout the years ended December 31, 2016 and 2015 have been our initial public offering, cash raised in private placements of preferred stock, common stock and notes payable and an accounts receivable factoring credit facility. In addition, from time to time, we have obtained short-term, non-interest bearing loans from a related party to complement our working capital needs.

In June 2015, we secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4.0 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. As of December 31, 2016, there was no balance owed on this facility. The facility automatically renews annually at year-end unless terminated with 30 days notice.

From October 2015 to March 7, 2016, we issued $4.1 million of promissory notes. The notes were due and payable on the earlier of one year from the date of issuance or the closing date of our initial public offering and consisted of $3.36 million loaned to the Company and a 22.5% loan origination fee payable on maturity. Amounts lent bore interest at a fixed amount of 15% of principal loaned, regardless of the time that the loan was outstanding. All principal, interest and fees were payable on the due date. Upon the close of our initial public offering in July 2016, 90% of the outstanding promissory notes totaling $3,024,000 were converted to common stock and the accrued interest and origination fee were waived as part of the conversion. The remaining unconverted $336,000 of promissory notes were paid along with the accrued interest and origination fee attributable to those notes.

From March 2016 through June 2016, we issued 2,802,430 shares of Series A Preferred Stock for net proceeds of $2.4 million to fund inventory purchases and working capital and corporate expenses, including personnel expenses and professional fees and expenses associated with our initial public offering. Upon the close of our initial public offering in July 2016, the preferred shares were converted to common stock.

On July 13, 2016, we closed our initial public offering and received net proceeds of $8,151,000.

In November 2016, we issued 484,848 shares of common stock in a Private Placement receiving net proceeds of approximately $672,000.

Subsequent to December 31, 2016, the Company issued additional shares pursuant to a Private Placement Memorandum. Through March 17, 2017, we issued 226,000 shares receiving net proceeds of approximately $287,000

Discussion of Cash Flows

	Year ended December 31,
	2016	2015	Change
	(in thousands)
Net cash used in operating activities	$(8,427)	$(1,730)	$(6,697)
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	9,761	1,752	8,009
Net increase in cash	$1,334	$22	$1,312

Operating Activities

Net cash used in operating activities in the year ended December 31, 2016 was approximately $8.4 million due primarily to a net loss of $6.2 million and a decrease in accounts payable and accrued expenses of $2.3 million. Additional uses of cash included increases in accounts receivable, inventory and prepaid expenses offset by non-cash expenses that include stock-based compensation and amortization of deferred costs. Net cash used in operating activities in the year ended December 31, 2015 was approximately $1.7 million due primarily to a net loss of $8.7 million, partially offset by a $2.7 million decrease in accounts receivable and a $1.9 million decrease in inventory. Both of these decreases are reflective of the decrease in sales as well as a more conservative approach to inventory levels maintained. In addition, the net loss included non-cash charges totaling $583,000 for the amortization of debt discount, a debt to equity conversion expense of $898,000 and stock-based compensation expense of $356,000. The increase in accounts receivable as of December 31, 2016 is reflective of an increase in days of sales outstanding to 77 in 2016 as compared to 28 in 2015.

Investing Activities

Our current operating structure does not depend upon a significant investment in capital equipment or operating facilities. Substantially all of our manufacturing is conducted offshore by third party manufacturers. Our office and warehouse facilities are leased under a three-year operating lease. For 2016 and 2015, we used no cash in investing activities.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2016 was approximately $9.8 million and was primarily attributable to our initial public offering proceeds as well as the bridge loan financing and preferred and restricted stock issuances during the year. Net cash provided by financing activities in the year ended December 31, 2015 was approximately $1.8 million. There was a net repayment of approximately $4.8 million of our accounts receivable credit facility as a result of the collection of accounts receivable, as indicated above. In 2015, we continue to receive funding through the issuance of convertible debt under the private placement offering that began in 2014. In 2015, an additional gross total of $1.6 million was raised under this offering. In March 2015, we initiated a common stock purchase rights offering for the issuance of up to $4.8 million of equity and raised a net total of $3.0 million under this offering. From October 2015 to December 2015, we raised a net total of issued $2.5 million, issuing $3.5 million of promissory notes. The use of the net proceeds of such indebtedness was the funding of inventory purchases and working capital and corporate expenses, including personnel expenses and professional fees and expenses associated with our initial public offering.

Debt Instruments

As of December 31, 2016, debt instruments consist of two convertible notes payable with a total principal amount of $38,000, due in 2015 that remain unpaid.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our future growth. As a publicly traded company, we are required to incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the Securities and Exchange Commission, or SEC, and the Nasdaq Stock Market, requires public companies to implement specified corporate governance practices that are currently inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we would likely need to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we raise additional funds through collaboration and licensing agreements with third parties, it may be necessary to relinquish valuable rights to our product candidates, technologies or future revenue streams or to grant licenses on terms that may not be favorable to us. Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2016 (in thousands):

Contractual Obligations	Total	Less than One year	1 – 3 years	3 – 5 years	More than 5 years
Inventory-related commitments(1)	$158	$158	$—	$—	$—
Royalty obligations(2)	4,250	500	1,500	2,250	—
Long-term debt obligations(3)	38	38	—	—	—
Operating lease obligations(4)	180	166	14	—	—
Total contractual obligations	$4,626	$862	$1,514	$2,250	$—

(1)	Represents outstanding purchase orders for inventory that we have placed with our suppliers as of December 31, 2016.

(2)	This table does not include any other royalty payments that may become payable to Monster, Inc. under our license agreement above and beyond the minimum amounts owed and more than five years because the timing and likelihood of such payments are not known.

(3)	Amount represents principal and interest cash payments over the life of the debt obligations, including anticipated interest payments that are not recorded on our balance sheet.

(4)	Operating lease obligations reflect our obligations pursuant to the terms of a lease agreement entered into in October 2014 for our office space located in Simi Valley, California.

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

Revenue recognition

Net sales (revenue) are recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when product is delivered to the customer and the customer has accepted delivery. Certain customers have limited rights of return and/or are entitled to price adjustments on products held in their inventory. We reduce net sales in the period of sale for estimates of product returns, price adjustments and other allowances. Our reserve estimates are based upon historical data as well as projections of sales, customer inventories, price adjustments, average selling prices and market conditions. Price protection is calculated on a product by product basis. The objective of price protection is to mitigate returns by providing retailers with credits to ensure maximum consumer sales. Price protection is granted to retailers after they have presented our company an affidavit of existing inventory. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in an adjustment to net sales.

Inventories

Inventory is stated at the lower of cost or market, with cost being determined on the weighted average cost method of accounting. We purchase finished goods and materials to assemble kits in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit our ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. Our policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of inventory to market value. As of December 31, 2016 and 2015, inventory on hand was comprised primarily of finished goods ready for sale and packaging materials.

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

Factors included in the valuation of common stock underlying stock options and warrants include the present value of future cash flows, capital structure, valuation of comparable companies, existing licensing agreements and the growth prospects for our product line. These factors were incorporated into an income approach and a market approach in order to derive an overall valuation of our common stock of $5.49. Such a valuation is dependent upon estimates that are highly complex and subjective.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements beginning on page F-8 contained elsewhere in the report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Consolidated Financial Statement and Supplementary Data

The information required by this item appears beginning on page F-1 of the report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls or procedures, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer conclude that, as of such date, our disclosure controls were ineffective. Our management has determined that we had a material weakness in our internal control over financial reporting as of December 31, 2016 and 2015 relating to the design and operation of our closing and financial reporting processes. We have concluded that this material weakness in our internal control over financial reporting is due to the fact that we do not yet have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

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

Notwithstanding the material weakness that existed as of December 31, 2016 and 2015, our management has concluded that the consolidated financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

We expect to continue to implement measures to remedy our internal control deficiencies in order to meet the reporting requirement of Section 404 of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that the measures we have taken or might take in the future will ensure that we will maintain adequate controls over our financial processes and reporting in the future. If we fail to fully remediate this material weakness or fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control Over Financial Reporting

Except as noted above, during the year ended December 31, 2016 there were no material changes in our internal control over financial that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the JOBS Act, and therefore we may take advantage of certain exemptions from various public company reporting requirements. As an “emerging growth company:”

•	we will present no more than two years of audited financial statements and no more than two years of related management’s discussion and analysis of financial condition and results of operations;

•	we will avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

•	we will provide less extensive disclosure about our executive compensation arrangements; and

•	we will not require stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.

However, we are choosing to irrevocably opt out of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2021, (2) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors, their respective positions and their respective ages as of March 17, 2017 are as follows:

Name	Age	Position(s)

David H. Clarke	74	Chief Executive Officer and Director

Jonathan Clark	57	Interim President and Director

David Olert	63	Vice President, Finance and Chief Financial Officer

Stephen R. Brownsell	46	Vice President

Robert B. Machinist	62	Director

Christopher M. Miner	65	Director

Steven Barre	57	Director

David H. Clarke — Chief Executive Officer and Director.  Mr. Clarke has served as Chief Executive Officer and President since December 2015, has served as a director since September 2015, served as our President from September 2015 through October 2016 and served as our Executive Chairman of the Board from September 2015 through December 2015. Mr. Clarke is currently Chief Executive Officer of GSB Holdings, Inc., a subsidiary of his family’s private business engaged in real estate development and investments. He also serves on the board and Audit Committee of Fiduciary Trust Company International, a money manager, which is a subsidiary of Franklin Resources, Inc. From June 2010 until October 2014, Mr. Clarke was chairman of Hong Kong-based United Pacific Industries, Limited, a conglomerate listed on the Hong Kong Stock Exchange. He also served as a director of United Pacific Industries, Limited since 2004. Previously he was Chairman and Chief Executive Officer of Jacuzzi Brands from June 1995 through October 2006.

Mr. Clarke spends a portions of his time managing the business and affairs of GSB Holdings, Inc., a family-owned entity engaged only in investments and which is not involved in any industries in which our company currently competes. He may face a conflict regarding the allocation of time between our business and the other business interests of GSB Holdings, Inc. Mr. Clarke has agreed to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. We expect Mr. Clarke will devote at least 90% of his time to our operations.

Jonathan Clark —  Interim President and Director.  Mr. Clark joined our board of directors in July 2016 and became our Interim President in October 2016. Since 2009, Mr. Clark has been the Chief Executive Officer and President of Priority Posting and Publishing, Inc., a real estate services provider to trustees, law firms and banking related organizations. From 1988 to 2009 he held a number of executive positions, including President and Chief Executive Officer of Sundance Spas, Inc. Mr. Clark holds doctorate degrees in Psychology from the American Behavioral Studies Institute and a Bachelor of Business Degree from California State University — Fullerton.

David Olert — Vice President, Finance and Chief Financial Officer.  Mr. Olert has served as the Chief Financial Officer and Vice President, Finance since September 2015. Prior to his appointment, he served as Chief Financial Officer for InterMetro Communications a publicly traded long-distance provider, since July 2007. Mr. Olert is a certified public accountant and holds a Masters of Business Administration from William Howard Taft University and a Bachelors in Computer Science Concentration from Barry University.

Stephen R. Brownsell —  Executive Vice President.  Mr. Brownsell was recently promoted to Executive Vice President and previously served as a Vice President since joining the Company in October 2016. Mr. Brownsell is a management executive with over twenty years of international marketing experience. Previously, from August 2009, he was Vice President, Marketing, Business Development and Business Strategy at Priority Posting and Publishing, Inc. Prior to that, he held multiple marketing executive positions that included a position as a marketing executive at Hilton International Hotels. Mr. Brownsell is a graduate of Oxford University in the UK and has a Master’s Degree from Wake Forest University.

Robert B. Machinist — Director.  Mr. Machinist joined our board of directors in July 2016. Mr. Machinist is the Chairman of CIFC Corp. and has been a member of that board since December 2004. He is currently Chairman of the Board of Advisors of MESA, a merchant bank specializing in media and entertainment industry transactions. Mr. Machinist also runs a private family investment company. In addition, he is a member of the boards of directors of United Pacific Industries, a publicly listed Hong Kong company, and Maimonides Medical Center. He was the Chairman of Atrinsic, a publicly-listed interactive media company, through 2008. From 1998 to December 2001, Mr. Machinist was managing director and head of investment banking for the Bank of New York and its Capital Markets division. From January 1986 to November 1998, he was president and one of the principal founders of Patricof & Co. Capital Corp. (and its successor companies), a multinational investment banking business, until its acquisition by the Bank of New York. Mr. Machinist received a B.A. from Vassar College.

Christopher M. Miner — Director  Mr. Miner joined our board of directors in July 2016. Since January 2014, Mr. Miner has been a member of the board of director of Ascentra Holdings, Inc. (formerly Interush Holdings), a multi-level marketer, acting as its President from October 2015 through December 2016. Subsequently, Mr. Miner retained the Ascentra director position through March and is currently on the board of the Ascentra Philippine subsidiary. Mr. Miner most recently served as a director to Craig Wireless, Ltd. a publicly traded telecommunications company. He joined Craig Wireless as a consultant in 2010, was elected to the board in 2011 and served through February 2012, continuing as consultant until end of 2012. Mr. Miner was previously director of Cali-West, a manufacturing, construction and service company in the car care industry until 2010 when he sold the business. For nearly eight years Mr. Miner was active on the board of Herbalife International, a public reporting Health and Wellness Company. Mr. Miner was part of the special committee that managed the sale of Herbalife in 2002 and also chaired or participated in audit, compensation, and finance committees. Early technology engagements included serving as CFO of a NASDAQ reporting company, Technology Marketing Inc., and integration of several acquisitions substantially increasing company performance and valuation. In 1989 he founded Workstation Technologies, an international development company and marketer of compression and videoconferencing products to major telecommunication and computer manufacturers. Mr. Miner earned a Masters in Business Administration from the California State University in 1976 and Bachelors from the University of New York in 1973.

Steven Barre — Director.  Mr. Barre joined our board of directors in December 2016. Mr. Barre is currently the Founder and President of Verona Group Inc., a real estate investment company. From 2008 to 2012, he was a member of the Board of Directors at Tigrent Inc., an educational program provider, and he served as its Chief Executive Officer from 2010 to 2012. Prior to this, Mr. Barre was Senior Vice President, General Counsel and Secretary of NYS listed Jacuzzi Brands, Inc. Mr. Barre earned a B.S. from Cornell University and a JD from Columbia Law School.

Each of our officers serves at the discretion of our board of directors. Each of our directors holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

Director Independence

The shares our common stock and warrants are listed on the Nasdaq Capital Market. Generally, under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. A majority of our directors are independent, as required under applicable Nasdaq rules. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company, if any, and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock, if any, by each non-employee director.

Board Committees

Our board of directors has established an audit committee, compensation committee and nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee consists of Steven Barre, Robert Machinist and Christopher Miner, with Mr. Machinist acting as the chair. The audit committee consists solely of directors which satisfy the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is a person who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee is a person who our board of directors has determined has the requisite financial expertise required under the applicable requirements of Nasdaq. In arriving at this determination, the board examines each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The primary functions of this committee includes:

•	reviewing and approving the engagement of our independent registered public accounting firm to perform audit services and any permissible non-audit services;

•	evaluating the performance of our independent registered public accounting firm and deciding whether to retain their services;

•	monitoring the rotation of partners on the engagement team of our independent registered public accounting firm;

•	reviewing our annual and quarterly financial statements and reports and discussing the statements and reports with our independent registered public accounting firm and management, including a review of disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	considering and approving or disapproving all related party transactions;

•	reviewing, with our independent registered public accounting firm and management, significant issues that may arise regarding accounting principles and financial statement presentation, as well as matters concerning the scope, adequacy and effectiveness of our financial controls;

•	conducting an annual assessment of the performance of the audit committee and its members, and the adequacy of its charter; and

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters.

Compensation Committee

Our compensation committee consists of Robert Machinist, Steven Barre and Christopher Miner, with Mr. Miner acting as the chair. The compensation committee consists solely of directors whom our board of directors has determined to be independent under Nasdaq listing standards, a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. The functions of this committee includes:

•	determining the compensation and other terms of employment of our chief executive officer and our other executive officers and reviewing and approving corporate performance goals and objectives relevant to such compensation;

•	reviewing and recommending to the full board of directors the compensation of our directors;

•	evaluating and administering the equity incentive plans, compensation plans and similar programs advisable for us, as well as reviewing and recommending to our board of directors the adoption, modification or termination of our plans and programs;

•	establishing policies with respect to equity compensation arrangements;

•	reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” and recommending to the full board its inclusion in our periodic reports to be filed with the SEC; and

•	reviewing and evaluating, at least annually, the performance of the compensation committee and the adequacy of its charter.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Steven Barre, Robert Machinist and Christopher Miner, with Mr. Barre acting as the chair. Our nominating and corporate governance committee consists solely of directors whom our board of directors has determined to be independent under Nasdaq listing standards. The functions of this committee includes:

•	reviewing periodically and evaluating director performance on our board of directors and its applicable committees, and recommending to our board of directors and management areas for improvement;

•	interviewing, evaluating, nominating and recommending individuals for membership on our board of directors;

•	reviewing and recommending to our board of directors any amendments to our corporate governance policies; and

•	reviewing and assessing, at least annually, the performance of the nominating and corporate governance committee and the adequacy of its charter.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics will be available on our website at www.monsterdigital.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements. The inclusion of our website address in this report does not include or incorporate by reference into this report the information on or accessible through our website.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or served during our fiscal year ended December 31, 2016, as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors.

Non-Employee Director Compensation

We issued David Clarke 84,170 shares of our common stock in May 2015 further to a consulting contract. Further to David Clarke’s agreement to become Executive Chairman of the Board, in October 2015 we issued Mr. Clarke an additional 67,337 shares of our common stock. In December 2015 Mr. Clarke became our Chief Executive Officer and President and we issued him an additional 13,467 shares of our common stock. Finally, in January 2017, we issued him an additional 175,000 shares of our common stock.

In May 2016, we entered into a ten week consulting agreement with Jonathan Orban, a former director. Further to the agreement, we agreed to pay Mr. Orban $250 per hour but no more than $10,000 per week. We also agreed to pay all of Mr. Orban’s expenses incurred in connection with the performance of his consulting duties in an amount not to exceed $20,000. The Agreement was mutually terminated in October 2016 and we paid Mr. Orban an aggregate of $80,000 in connection therewith.

In June 2016, we entered into a one year consulting agreement with Jawahar Tandon, our former Chief Executive Officer and a former director. Further to the agreement, issued Mr. Tandon 125,000 restricted shares of our common stock. Mr. Tandon agreed with the underwriters pf our initial public offering not to directly or indirectly sell, offer, contract or grant any option to sell, pledge, transfer (excluding intra-family transfers, transfers to a trust for estate planning purposes or to his beneficiaries upon his death), or otherwise dispose of or enter into any transaction which may result in the disposition of any such shares without the prior written consent of Axiom Capital Management, Inc., as representative of the underwriters, for a period of twelve months after the date of this report. We also agreed to pay all of Mr. Tandon’s pre-approved reasonable expenses incurred in connection with the performance of his consulting duties.

Our board of directors has established a compensation program for our non-employee, independent directors. Each such director receives an initial share or stock option grants of up to 15,000 shares; subsequent equity grants will be subject to the review and approval of the full board of directors. It is currently intended that cash fees may also be paid to our non-employee independent directors at such time as our financial status improves in such amounts as will be determined by those disinterested board members.

Advisory Board

We have created an advisory board to provide us with advice and assistance on various matters regarding unmet industry needs and opportunities, customer feedback on existing products, proposed product offerings and assessment of other strategic corporate matters. None of the members of all advisory board can be an officer or employee of our company and we seek to have members which are opinion leaders in their respective fields. Our sole current advisory board member is Noel Lee, the owner and Chief Executive Officer of Monster, Inc. We have entered into an advisory board agreement with Mr. Lee whereby we are reimbursed for certain of his out-of-pocket expenses incurred in connection with company-related business. The agreement contemplates a perpetual term commencing August 2015 to continue until (i) either party elects to terminate the agreement at any time after August 2017 or (ii) we elect to terminate the agreement immediately upon Mr. Lee’s breach or suspected breach of certain of the confidentiality provisions of the agreement. In addition, Mr. Lee was issued a warrant to purchase up to 191,289 shares of our common stock at a per share exercise price of $14.85. We will seek to add other industry leaders to our advisory board in the future as opportunities present themselves.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by the executive officers listed below during the years ended December 31, 2015 and 2016. Throughout this report, these officers are referred to as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)		Total ($)
Jawahar Tandon	2015	250,000	—	—		60,112	(2)	310,112
Chief Executive Officer (1)	2016	9,615	—	—		16,021	(2)	25,636
Thomas Dulek	2015	—	—	—		99,999	(4)	99,999
Chief Financial Officer(3)	2016	—	—	—		—		—
Vivek Tandon	2015	225,000	—	—		19,277	(6)	244,277
President and Chief Operating Officer(5)	2016	190,844	—	—		14,495	(6)	205,339
David H. Clarke	2015	—	—	905,707	(8)	50,000	(9)	955,707
Executive Chairman of the Board (7)	2016	—	—	—		—		—
David Olert	2015	44,115	—	—		2,347	(10)	46,462
Chief Financial Officer	2016	198,596	46,250	—		13,574	(10)	258,420
Marc Matejka(11)	2015	69,231	—	—		4,316	(10)	73,547
Vice President — Operations	2016	170,211	—	—		9,529	(10)	179,740
Stephen R. Brownsell (12)	2015	—	—	—		—		—
Executive Vice President	2016	40,808	—	—		2,400	(13)	43,208
Jonathan Clark (14)	2015	—	—	—		—		—
Interim President and Director	2016	55,000	—	—		3,000	(13)	58,000

(1)	Mr. Tandon resigned as Chief Executive Officer in December 2015 and became our Chairman of the Board. Mr. Tandon’s employment agreement with our company was terminated effective with his resignation as Chief Executive Officer. Mr. Tandon resigned as Executive Chairman of the Board in June 2016. He is currently a consultant.

(2)	Consists of payments by us for medical and dental premiums of $27,748, automobile expenses of $17,764 and country club membership of $14,600 in 2015 and medical and dental insurance premiums of $16,021 in 2016. Mr. Tandon’s automobile expense and country club reimbursement was discontinued for 2016.

(3)	Mr. Dulek’s status as Chief Financial Officer was terminated in June 2015.

(4)	Although named Chief Financial Officer of our company, Mr. Dulek rendered services as a consultant; all amounts are classified as consulting payments.

(5)	Vivek Tandon served as President and Chief Operating Officer from October 2014 through December 2015 when he resigned from such positions and became our Executive Vice President — Operations. His current annual salary is $180,000.

(6)	Includes automobile expenses of $19,277 in 2015 and medical and dental insurance premiums of $14,495 in 2016. Mr. Tandon’s automobile expense reimbursement was discontinued for calendar 2016.

(7)	Mr. Clarke resigned as our Executive Chairman of the Board in December 2015 and currently serves as our Chief Executive Officer.

(8)	An aggregate of 164,974 shares were issued to Mr. Clarke in 2015. As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Fair Value Measurements”, factors included in the valuation of common stock include the present value of future cash flows, capital structure, valuation of comparable companies, exiting licensing agreements and the growth prospects for our product line. These factors were incorporated into an income approach and a market approach in order to derive an overall valuation of our common stock of $5.49 with respect to such issuances.

(9)	Represents unpaid expenses incurred further to the consulting contract and will be converted into shares of common stock and warrants further to the Conversion.

(11)	Mr. Matejka’s status as Vice President, Operations was terminated in March 2017

(10)	Represents medical premiums.

(12)	Mr. Brownsell joined the Company in October, 2016.

(13)	Represents automobile expense allowance.

(14)	Mr. Clark became the Interim President of the Company in October, 2016.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the aggregate stock and option awards held by our named executive officers as of December 31, 2016.

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date	Number of shares of stock that have not vested	Market value of shares of stock that have not vested

David Olert		16,834	4.50	7/7/2026	16,834	—
Marc Matejka(1)		18,000	4.50	7/7/2026	18,000	—

(1)	Mr. Matejka’s status as Vice President, Operations was terminated in March 2017.

Employment Agreements

We have an Executive Employment Agreement with David Olert, our Chief Financial Officer. Further to this Agreement, Mr. Olert is paid a base salary of $195,000. On July 7, Mr. Olert was granted 25,000 shares of restricted stock under our Plan as well as 16,835 stock options under the Plan at a per share price of $4.50. Mr. Olert received an additional 15,000 shares in January 2017.

.

In addition, Mr. Olert’s Executive Employment Agreement contains the following provisions:

* The agreement is for a one year term but renews automatically on the anniversary date of each year unless terminated by either party with 30 days’ notice.

* The Agreement provides that Mr. Olert shall be eligible to earn a bonus. It is currently anticipated that the Compensation Committee will set the bonus plan within 60 days of the beginning of each fiscal year. Within 45 days following the end of the calendar year, the Board shall determine whether and in what amount Mr. Olert has earned bonus for the prior calendar year. Notwithstanding the foregoing, determination of Mr. Olert’s entitlement to Bonus and amounts shall be determined exclusively by the Board in its sole discretion. General factors the board may consider in his bonus determination include our company’s financial performance, the level of responsibility, and contribution and performance of Mr. Olert. Evaluation of these and other factors is subjective and no fixed, relative weights are assigned to the factors given.

* The Agreement provides that one-third (1/3) of the restricted stock and stock options granted thereunder shall vest on each anniversary of the date thereof. Any unvested shares of restricted stock and stock options in the amount proportional to the time held will vest upon any termination of Mr. Olert’s employment other than termination of the Agreement by our company for “cause” or due to the voluntary resignation by the executive in the absence of “good reason”. Mr. Olert may be able to receive additional stock options and/or restricted stock from time to time at the sole discretion of the Compensation Committee and the Board.

* As long as Mr. Olert remains a full-time employee of our company, he shall be entitled to apply to participate in such executive benefit plans and programs as we may from time to time offer or provide to executives of our company at similar levels, including, but not limited to, any life insurance, health and accident, medical and dental, disability and retirement plans and programs.

* In the event of the termination of the Agreement by us without “cause” or due to the voluntary resignation by Mr. Olert for “good reason”, he shall be entitled to a severance payment equal to 1/3 of his then Base Salary, payable in accordance with our customary payroll practices.

2012 Omnibus Incentive Plan

We have adopted a 2012 Omnibus Incentive Plan (the “Plan”). An aggregate of 970,350 shares of our common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. As of March 17, 2017, options to acquire an aggregate of 10,000 shares and 34,834 shares of common stock at a per share exercise price of $31.92 and $4.50, respectively, have been granted under the Plan. In addition, an aggregate of 548,467 restricted stock grants have been made under the Plan.

The Plan shall be initially administered by the Board. The Plan administrator has the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. The Board may at any time amend or terminate the Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards previously made under the Plan without the consent of the recipient. No awards may be made under the Plan after the tenth anniversary of its effective date.

Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock Units, performance share or Unit awards, other stock-based awards and cash-based incentive awards.

Stock Options.  The Plan administrator may grant to a participant options to purchase our common stock that qualify as incentive stock options for purposes of Section 422 of the Internal Revenue Code (“incentive stock options”), options that do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The terms and conditions of stock option grants, including the quantity, price, vesting periods, and other conditions on exercise will be determined by the Plan administrator. The exercise price for stock options will be determined by the Plan administrator in its discretion, but non-qualified stock options and incentive stock options may not be less than 100% of the fair market value of one share of our company’s common stock on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise price may not be less than 110% of the fair market value of one share of common stock on the date the stock option is granted. Stock options must be exercised within a period fixed by the Plan administrator that may not exceed ten years from the date of grant, except that in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise period may not exceed five years. At the Plan administrator’s discretion, payment for shares of common stock on the exercise of stock options may be made in cash, shares of our common stock held by the participant or in any other form of consideration acceptable to the Plan administrator (including one or more forms of “cashless” or “net” exercise).

Stock Appreciation Rights.  The Plan administrator may grant to a participant an award of SARs, which entitles the participant to receive, upon its exercise, a payment equal to (i) the excess of the fair market value of a share of common stock on the exercise date over the SAR exercise price, times (ii) the number of shares of common stock with respect to which the SAR is exercised. The exercise price for a SAR will be determined by the Plan administrator in its discretion; provided, however, that in no event shall the exercise price be less than the fair market value of our common stock on the date of grant.

Restricted Shares and Restricted Units.  The Plan administrator may award to a participant shares of common stock subject to specified restrictions (“restricted shares”). Restricted shares are subject to forfeiture if the participant does not meet certain conditions such as continued employment over a specified forfeiture period and/or the attainment of specified performance targets over the forfeiture period. The Plan administrator also may award to a participant Units representing the right to receive shares of common stock in the future subject to the achievement of one or more goals relating to the completion of service by the participant and/or the achievement of performance or other objectives (“restricted Units”). The terms and conditions of restricted share and restricted Unit awards are determined by the Plan administrator.

Performance Awards.  The Plan administrator may grant performance awards to participants under such terms and conditions as the Plan administrator deems appropriate. A performance award entitles a participant to receive a payment from us, the amount of which is based upon the attainment of predetermined performance targets over a specified award period. Performance awards may be paid in cash, shares of common stock or a combination thereof, as determined by the Plan administrator.

Other Stock-Based Awards.  The Plan administrator may grant equity-based or equity-related awards, referred to as “other stock-based awards,” other than options, SARs, restricted shares, restricted Units, or performance awards. The terms and conditions of each other stock-based award will be determined by the Plan administrator. Payment under any other stock-based awards will be made in common stock or cash, as determined by the Plan administrator.

Cash-Based Awards.  The Plan administrator may grant cash-based incentive compensation awards, which would include performance-based annual cash incentive compensation to be paid to covered employees subject to Section 162(m) of the Code. The terms and conditions of each cash-based award will be determined by the Plan administrator.

Dividend Equivalents.  The Plan administrator may provide for the payment of dividends or dividend equivalents with respect to any shares of common stock subject to an award under the Plan.

Limitation on Liability and Indemnification Matters

Our Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted by the Delaware General Corporation Law. However, Delaware law prohibits our amended and restated certificate of incorporation from limiting the liability of our directors for the following:

•	any breach of a director’s duty of loyalty to us or to our stockholders;

•	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	unlawful payment of dividends or unlawful stock repurchases or redemptions; and

•	any transaction from which a director derived an improper personal benefit.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our Certificate of Incorporation does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. It also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our Bylaws, we are also empowered to enter into indemnification agreements with our directors, officers, employees and other agents and to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

In addition to the indemnification required in our Certificate of Incorporation and Bylaws, we have entered into indemnification agreements with each of our current directors and executive officers. These agreements provide for the indemnification of such persons for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were serving in such capacity. We believe that these Certificate of Incorporation and Bylaws provisions and indemnification agreements are necessary to attract and retain qualified persons as directors, officers and employees. Furthermore, we have obtained director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us.

The limitation of liability and indemnification provisions in our Certificate of Incorporation and Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, or the Securities Act, may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our current executive officers, directors and director nominees as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act.

Our calculation of the number of shares beneficially owned and the percentage of beneficial ownership is based upon 8,005,011 shares outstanding as of March 17, 2017.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Monster Digital, Inc., 2655 Park Center Drive, Unit C, Simi Valley, California 93065.

	As of March 17, 2017
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned
Named Executive Officers, directors and director nominees
David H. Clarke	857,181	(1)	10.6
Jonathan Clark	250,000		3.0
Stephen R. Brownsell	135,000		1.7
David Olert	56,834	(2)	*
Robert B. Machinist	15,000		*
Christopher Miner	15,000		*
Steven Barre	15,000		*
All executive officers, directors and director nominees as a group (total of 8 persons)	1,344,015	(2)(3)	15.7
5% Stockholders:
Monster, Inc.(4)	590,697		7.2
Noel Lee(4)(5)	590,697		7.2

*	Represents beneficial ownership of less than 1% of the outstanding common stock.

(1)	Includes 442,191 shares held by Mr. Clarke, 18,068 shares held by Leslie Clarke, Mr. Clarke’s wife, and 355,928 shares held by GBS Holdings, Inc., an entity which may be deemed controlled by Mr. Clarke but which is owned by Leslie Clarke and the children of Mr. Clarke. Also includes warrants to purchase 30,472 shares of common stock held by Mr. Clarke and 45,522 shares of common stock held by GBS Holdings, Inc. Mr. Clarke may be deemed the indirect beneficial owner of these securities since he has shared sale, voting and investment control over the securities with his wife. The address of GSB Holdings, Inc. and Mr. Clarke is 14179 Laurel Trail, Wellington, Florida 33414.

(2)	Includes stock options to purchase 16,834 shares of common stock.

(3)	Includes warrants to purchase 30,472 shares of common stock held by Mr. Clarke and 45,522 shares of common stock held by GBS Holdings, Inc.

(4)	Represents 382,575 shares held by Monster, Inc. and warrants to purchase 208,122 shares of common stock held by Noel Lee, the Chief Executive Officer and sole shareholder of Monster, Inc.

(5)	Mr. Lee may be deemed the indirect beneficial owner of these securities since he has sole sale, voting and investment control over the securities. The address of Monster, Inc. and Mr. Lee is 455 Valley Drive, Brisbane, CA 94005.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following is a description of transactions since May 2012, to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors, promoters or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change in control arrangements, which are described under “Executive Compensation”. Jawahar Tandon, our founder, former Executive Chairman of the Board and former Chief Executive Officer, may be deemed to be a promoter within the meaning of SEC rules under the Securities Act. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.

Related Party Loans

From time to time since inception, we have obtained certain related party loans from and advances Tandon Enterprises, Inc. a company controlled and owned by Jawahar Tandon, a director and our former Executive Chairman of the Board and Chief Executive Officer, and Devinder Tandon, a former director. The proceeds of the loans provided us with working capital. For the years ended December 31, 2015 and 2014, the net amount borrowed was $(151,000) and $460,000, respectively. However, as of June 22, 2016, we were indebted to Tandon Enterprises, Inc. in the amount of $346,100. The loans and advances were non-interest bearing and had no maturity date. Tandon Enterprises, Inc. converted all outstanding net amounts lent and advanced to our company into shares of common stock and warrants immediately prior to consummation of our initial public offering at the initial public offering price of the shares of common stock so offered.

David H. Clarke, our Chief Executive Officer and one of our principal stockholders, agreed that a $100,000 promissory note owed to him by our company made in September 2015, which note bears interest at 5% per annum, plus any interest accrued but unpaid thereon, as well as an aggregate of approximately $50,000 owed to Mr. Clarke under his prior consulting arrangement with our company, the total amounts owing to Clarke known as the Clarke Obligation, automatically converted immediately prior to the consummation of our initial public offering into a number of shares of common stock and warrants equal to the principal amount of the Clarke Obligation divided by the initial public offering price of the shares so offered (33,333 shares of common stock and 33,333 warrants).

Arrangements with Tandon Enterprises, Inc.

License and Sublicense Agreement

Further to a License and Sublicense Agreement entered into in May 2012, Tandon Enterprises, Inc. agreed to grant us (i) a non-exclusive sublicense to the subject matter of certain patents and (ii) a non-exclusive license or sublicense, as the case may be, to certain know-how, trade secrets, inventions, data, technology, and other information now owned or licensed by Tandon Enterprises, Inc., or which Tandon Enterprises, Inc. has the right to use or exploit relating to such patents, each to be used by us in connection with the development, manufacture, sale and distribution of assembled memory modules and memory data storage products. In consideration of the rights granted to us under this Agreement, we issued Tandon Enterprises, Inc. 67,337 shares of our common stock.

Non-Competition and Non-Solicitation Agreement

Further to a Non-Competition and Non-Solicitation Agreement entered into in May 2012, Tandon Enterprises, Inc. agreed not to engage in (i) the development, manufacture, sale and distribution of assembled memory modules and memory data storage products or (ii) the marketing, packaging, advertising and promotion of any of such products and services (the “Restricted Activities”). Tandon Enterprises, Inc. agreed not to enter into any agreement to license or otherwise exploit any mark using the word “Monster” or any derivation thereof for use in any of the Restricted Activities. In addition, Tandon Enterprises, Inc., agreed that it would not (i) solicit, recruit or hire any employee of our company or (ii) solicit or encourage any employee of our company to leave our employment.

Other Arrangements

As of December 31, 2011, we entered an agreement whereby obligations of our company to related parties were assumed by Tandon Enterprises, Inc.. Tandon Enterprises, Inc. then forgave the assumed debt in totality. We recorded the debt forgiveness of $152,036 as a contribution to capital.

Until December 31, 2014, we sub-leased approximately 2,500 square feet from Tandon Enterprises, Inc. for our executive offices and headquarters in Simi Valley, California at a monthly rate of $2,143, which we believed was a fair rental rate for such a sub-lease.

For the year ended December 31, 2013, we purchased $110,301 of products from SMLINQ, LLC, an entity controlled by Vivek Tandon, our Executive Vice President, Operations and our former Chief Operating Officer and President.

As of August 7, 2015, Jawahar Tandon and Vivek Tandon were each indebted to our company in the amount of approximately $184,000 and $115,000, respectively. In August 2015, pursuant to an arrangement with Tandon Enterprises, Inc. we transferred these receivables to Tandon Enterprises, Inc. in consideration for an identical reduction in amounts owed by our company to Tandon Enterprises, Inc.. This terminated these loan arrangements between our company and Jawahar and Vivek Tandon. As a result, neither Jawahar nor Vivek Tandon has any outstanding amounts due to our company.

Pursuant to an arrangement with our company, 4PAC, LLC, an entity owned by Tayel Tandon, the wife of Vivek Tandon, has provided marketing services to our company commencing February 2015 at the rate of $5,000 per month, plus expenses. Further to this arrangement, we paid 4PAC, LLC an aggregate of $55,200 in 2015 and discontinued the arrangement during the fourth quarter of 2015.

Tandon Enterprises, Inc. agreed that $346,100 owed to it by our company automatically converted immediately prior to the consummation of our initial public offering into a number of shares of common stock and warrants equal to the principal amount of the obligation divided by the initial public offering price of the shares so offered (76,911 shares of common stock and 76,911 warrants).

Assignment and Assumption Agreement

As referenced herein, prior to our reorganization described below under the heading “Arrangements with WestPark Capital”, SDJ was owned solely by Devinder Tandon and Jawahar Tandon, who also substantially own Tandon Enterprises, Inc. Syrma Technologies Private Ltd. (“Syrma”) is owned by Manohar Tandon, the brother of Jawahar and Devinder Tandon. Prior to the execution of the Monster License Agreement, SDJ had primarily acted as a pass-through entity for transactions between Tandon Enterprises, Inc. and Syrma. Tandon Enterprises, Inc. and Syrma sold to each other memory chips and performed value-added services related to such chips, as well as transferring and selling equipment to manufacture and test memory chips to each other using SDJ as a conduit; the primary purpose for using the conduit was to allow Syrma to comply with applicable restrictions under its bank agreements. SDJ recorded substantial accounts payable to and accounts receivable from each of Syrma and Tandon Enterprises, Inc. relating to such sales and services, as well as advances and loans between Syrma and Tandon Enterprises, Inc. using SDJ as a conduit on an as-needed basis. In addition, each of Devinder Tandon and Jawahar Tandon personally made advances and loans to SDJ on an as-needed basis for working capital purposes. Also, Tandon Enterprises, Inc. assumed certain of the liabilities of a company owned by Vivek Tandon but recorded on SDJ’s books. No representation can be made that any of such transactions by and among SDJ, Tandon Enterprises and Syrma were conducted as an “arms-length transaction.”

In May 2012, each of SDJ, Tandon Enterprises, Inc. and Syrma entered into an Assumption of Liabilities and Assignment of Receivables Agreement (the “Assignment and Assumption Agreement”), effective December 31, 2011. The primary purpose of the transaction was for Syrma and Tandon Enterprises, Inc. to take onto their books those liabilities and receivables that primarily related to the transactions referenced above and have them substantially removed from the books of SDJ. This would reflect the true nature of the transactions as opposed to having the transactions reflected on the books of SDJ when it merely acted as a conduit for the referenced sales, services and advances referenced above. Accordingly, these amounts are not reflected in our audited financial statements included in this report.

As a result of the Assignment and Assumption Agreement, the net effect was that the net amount of obligations and receivables by and among these related parties were assumed by Tandon Enterprises, Inc. Upon the execution of such agreement, we had a net liability to Tandon Enterprises, Inc. in the amount of $153,798. Tandon Enterprises, Inc. then forgave the debt and we recorded the debt forgiveness as a contribution to capital.

Consulting Agreements

In May 2015, we entered into a one-year consulting agreement with David Clarke, our current Chief Executive Officer. Further to the agreement, we issued Mr. Clarke 84,170 shares of our common stock. In September 2015, Mr. Clarke became our Executive Chairman of the Board. In connection with his appointment, in October 2015 we issued him an additional 67,337 shares of our common stock. In December 2015, Mr. Clarke became our President and Chief Executive Officer and we issued him an additional 13,467 shares of our common stock in connection with his appointment. Mr. Clarke has agreed not to transfer or sell any of these shares until January 10, 2017. We also agreed to pay all of Mr. Clarke’s expenses incurred in connection with the performance of his consulting duties. Mr. Clarke agreed to convert all unreimbursed expenses owed into shares of common stock and warrants immediately prior to the consummation of our initial public offering at the initial public offering price of the shares so offered.

During the years ended December 31, 2013 and 2014, we paid $10,000 a month to Vivek Tandon as consulting fees. An aggregate of $120,000 and $60,000 was paid to Mr. Tandon as a consultant for the years ended December 31, 2013 and 2014.

In May 2016, we entered into a 10 week consulting agreement with Jonathan Orban, a director, which becomes effective on the effective date of our initial public offering. The Agreement may be extended . Further to the agreement, we agreed to pay Mr. Orban $250 per hour but no more than $10,000 per week. We also agreed to pay all of Mr. Orban’s expenses incurred in connection with the performance of his consulting duties in an amount not to exceed $20,000. This Agreement was terminated in October 2016 and in connection therewith we paid Mr. Orban the aggregate sum of $80,000.

In June 2016, we entered into a one year consulting agreement with Jawahar Tandon, our former Chief Executive Officer. Further to the agreement, we issued Mr. Tandon 125,000 restricted shares of our common stock. We also agreed to pay all of Mr. Tandon’s pre-approved reasonable expenses incurred in connection with the performance of his consulting duties.

Cancellation of Shares

May 2012 – June 2013

Further to a private placement of common stock effected by us between May 2012 and June 2013, the J Tandon Irrevocable Family Trust agreed to transfer .07 shares beneficially held by it for each .37 shares purchased by investors further to the private placement if the data memory division of Tandon Enterprises, Inc. was not transferred to us. Since said division was not transferred, the J Tandon Irrevocable Family Trust was obligated to transfer an aggregate of 104,983 shares of common stock beneficially held by it to investors in the private placement. For the sake of expediency, we agreed to issue all such shares to investors in the private placement and the J Tandon Irrevocable Family Trust cancelled an identical number of shares, such shares issued in June 2015.

December 2014 – March 2015

Between December 2014 and March 2015, we effected an exchange offer whereby all holders of convertible promissory note and warrants issued by us between April 2014 and March 2015 ($5.1 million principal amount of 6% convertible promissory notes convertible at $22.28 and warrants to purchase up to an aggregate of 309,391 shares of common stock at a per share exercise price of $22.28) were offered the ability to exchange such securities for shares of our common stock as follows: (i) for the settlement of all outstanding balances (principal and accrued interest) under each note at the rate of .07 shares of common stock of the registrant for each $14.85 in outstanding principal amount of the note and (ii) for the cancellation of all warrants, .07 shares of common stock for each .13 shares of common stock issuable upon exercise of the warrants. Further to the exchange offer, Jawahar Tandon agreed that for each .07 new share issued by us further to the exchange offer up to 336,682 shares, he would cancel .07 shares of our common stock beneficially held by him. An aggregate of 481,119 shares of common stock were issued by us pursuant to the exchange offer and the J Tandon Partnership Trust cancelled 336,682 shares of our common stock.

April 2015 – August 2015

Between April and August 2015 we effected a rights offering to existing shareholders and to new investors. Further to the rights offering, for every $44.55 invested, the investor would receive .20 newly issued shares of our common stock and Jawahar Tandon would transfer .13 shares of common stock beneficially held by him to the investor. For the sake of expediency, we agreed to issue all shares to investors in the rights offering and Mr. Tandon would cancel those shares he would otherwise have had to transfer further to the rights offering. An aggregate of 394,008 shares of common stock were issued by us, 157,603 shares of which represented shares which would have otherwise been transferred by Mr. Tandon and which were simultaneously cancelled by the J Tandon Irrevocable Family Trust and J Tandon Irrevocable Partnership Trust.

September 2015

Pursuant to our decision to cancel our proposed acquisition of Syrma Technologies Pvt. Ltd., in September 2015 Jawahar Tandon, our former Executive Chairman of the Board and former Chief Executive Officer, and Devinder Tandon, one of our significant stockholders and a former director, offered in the aggregate to each stockholder who purchased shares of our company for cash the opportunity to receive .07 additional shares from Mssrs. Tandon’s beneficial holdings for each .41 shares purchased from our company by such stockholder (together the “Syrma Additional Shares”). As a condition to such grant, the executing stockholders agreed to release our company and WestPark Capital from any claim or cause of action that arise out of or are related in any way to the purchase or acquisition of our common stock (the “Release”). Stockholders holding an aggregate of 1,279,054 shares agreed to receive Syrma Additional Shares; an aggregate of 216,971 Additional Shares were afforded these stockholders; from each of Jawahar Tandon’s and Devinder Tandon’s beneficial holdings. Stockholders holding an aggregate of 199,248 shares purchased for cash did not agree to receive such shares and did not execute the Release. For the sake of expediency, we issued the Syrma Additional Shares directly to electing stockholders and Mssrs. Tandon cancelled in the aggregate an equivalent number of shares beneficially held by them for each Syrma Additional Share referenced further to the previous sentence.

Cancellation immediately prior to our initial public offering

Pursuant to the Conversion, Jawahar Tandon and Devinder Tandon offered in the aggregate to each holder who agreed to convert Bridge Notes into shares of common stock and warrants or who purchased shares of our Series A Preferred Stock, which automatically converts into shares of common stock and warrants, one share from Mssrs. Tandon’s beneficial holdings for each share of common stock issued further to the aforementioned Conversion (but excluding shares issuable upon exercise of the warrants issued further to the Conversion) (the “Conversion Additional Shares”). For the sake of expediency, we will issue the Conversion Additional Shares directly to such holders and Mssrs. Tandon (and Tandon Enterprises, Inc. as described below) will cancel in the aggregate an equivalent number of shares beneficially held by them for each Conversion Additional Share referenced further to the previous sentence. The D Tandon Irrevocable Family Trust beneficially owned 479,065 shares of common stock prior to the Conversion; as a result of the Conversion, all shares held by the D Tandon Irrevocable Family Trust were cancelled. Further to a Share Cancellation Agreement dated June 1, 2016 by and among our company, the D Tandon Irrevocable Family Trust, the J Tandon Irrevocable Family Trust and Tandon Enterprises, Inc. (the “Share Cancellation Agreement”), Tandon Enterprises, Inc. and the J Tandon Irrevocable Family Trust agreed to cancel any shortfall in the number of shares that the D Tandon Irrevocable Family Trust would have been required to cancel further to the Conversion. As a result of the aforementioned shortfall, Tandon Enterprises Inc. canceled all 67,337 shares held by it prior to the Conversion and all 72,863 shares to be issued to it as described above further to the Conversion. Further to the Share Cancellation Agreement, the J Tandon Irrevocable Family Trust agreed to cancel any shortfall in the number of shares that Tandon Enterprises agreed to cancel to cover any referenced shortfall by the D Tandon Irrevocable Family Trust. The J Tandon Irrevocable Family Trust owned 647,651 shares of common stock prior to the Conversion; as a result of the Conversion, all shares held by the J Tandon Irrevocable Family Trust were cancelled. Further to the Share Cancellation Agreement, we agreed to issue any additional shares that the D Tandon Irrevocable Family Trust, the J Tandon Irrevocable Family Trust and Tandon Enterprises, Inc. could not cancel to cover shares that were required to be cancelled further to the Conversion. As all shares held by the D Tandon Irrevocable Family Trust, the J Tandon Irrevocable Family Trust and Tandon Enterprises, Inc. were cancelled further to the Conversion, and based upon the public offering price of $4.50 per share, we issued 134,043 shares of common stock to investors in the Conversion.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. For more information regarding these agreements, see “Executive Compensation — Limitation on Liability and Indemnification Matters.”

Arrangements with Monster, Inc. and affiliates

Monster License Agreement

We entered into a trademark license agreement with Monster, Inc. effective July 7, 2010. The agreement, as amended, gives us exclusive rights to utilize the tradenames “Monster Memory,” “Monster Digital” and the M (stylized mark on (i) action sport cameras, (ii) cable memory, (iii) flash based cards, (iv) flash based SSD drive products, (v) DRAM modules, (vi) USB flash drives and (vii) internal power supplies for personal computers. The 25 year agreement provides for the payment of royalties to Monster, Inc. on all sales of the referenced products, excluding sales to Monster, Inc., as follows:

•	Years 1 (2010) and 2: Royalties on all sales excluding sales to Monster, Inc. at a rate of four (4) percent, with no minimum;

•	Years 3 through 6: Minimum royalty payments of $50,000 per quarter up to a maximum of four (4) percent of all sales excluding sales to Monster, Inc.

•	Years 7 through 10: Minimum royalty payments of $125,000 per quarter up to a maximum of four (4) percent of all sales excluding sales to Monster, Inc.

•	Years 11 through 15: Minimum royalty payments of $187,500 per quarter up to a maximum of four (4) percent of all sales excluding sales to Monster, Inc.

•	Years 16 through 25: Minimum royalty payments of $250,000 per quarter up to a maximum of four (4) percent of all sales excluding sales to Monster, Inc.

Effective July 1, 2014, the royalty rate on certain products was reduced to 2% for a 12 month period. At any time during the term of the agreement, a permanent license may be negotiated subject to the parties reaching a mutually acceptable agreement.

In August 2015, we executed a amendment the trademark license agreement with Monster whereby Monster granted us the additional right further to the aforementioned license agreement to use the name “Monster Digital, Inc.” as our corporate name. Further to the amendment, in addition to the royalties mentioned above, we issued Monster, Inc. 405,530 shares of our common stock and will pay it a cash fee of $500,000.

We are required to remit royalty payments to Monster, Inc. on or before the 30th day following the end of each calendar quarter. For the years ended December 31, 2016 and 2015, royalty expense amounted to $371,000 and $262,000, respectively. We were not in compliance with the royalty remittance policy for each of the aforementioned fiscal periods. This license agreement contains various termination clauses that include (i) change in control, (ii) breach of contract and (iii) insolvency, among others. Either party to the license agreement has the right to terminate the agreement if the other is in material breach of any of the terms and conditions of the agreement and such party fails to cure such breach within 30 days after the date of receipt of written notice from the other party. We presently owe Monster, Inc. a $125,000 royalty payment for the fourth quarter of 2016.

Noel Lee Advisory Board Agreement

In addition, in August 2015, and in connection with the aforementioned amendment to the trademark license agreement, we entered into an advisory board agreement with Noel Lee, the Chief Executive Officer and sole shareholder of Monster, Inc. Further to the advisory board agreement, we issued Mr. Lee a warrant to purchase up to 191,289 shares of our common stock at a per share exercise price of $14.85.

Arrangements with WestPark Capital

Reorganization

In August 2012, SDJ, the predecessor of Monster Digital, became a wholly-owned subsidiary of Monster Digital (formerly known as WRASP 35, Inc. which changed its name to AOTS 35, Inc., a company wholly owned by WP Financial, an affiliate of WestPark Capital) further to a share exchange agreement. In connection with this reorganization, 100% of the issued and outstanding securities of SDJ were exchanged for securities of Monster Digital. An aggregate of 1,169,068 shares of common stock was issued to the shareholders of SDJ. Prior to the closing of the reorganization, the then-controlling stockholder of Monster Digital, WP Financial, agreed to the cancellation of an aggregate of 1,234,868 shares and warrants to purchase an aggregate of 1,871,991 shares of common stock held by it such that there were 198,670 shares of common stock and warrants to purchase an aggregate of 39,392 shares of common stock owned by it immediately after the reorganization.

WP Financial did not receive any consideration for the cancellation of the shares and warrants. The cancellation of the shares and warrants was accounted for as a contribution to capital. The number of shares and warrants cancelled was determined based on negotiations between WP Financial and SDJ. The parties to the transaction acknowledged that a conflict of interest existed with respect to the negotiations for the terms of the reorganization due to, among other factors, the fact that WestPark was advising SDJ in the transaction. The shareholders of SDJ negotiated an estimated value of SDJ and its subsidiaries and an estimated value of Monster Digital (based on the mutually desired capitalization of the company resulting from the reorganization) which therefore determined the capitalization of Monster Digital following the reorganization.

In addition, we paid a $155,000 success fee to WestPark for services being provided in connection with the reorganization, including coordinating the reorganization process, interacting with the principals of Monster Digital pre-reorganization and negotiating the definitive agreement for the reorganization of SDJ with Monster Digital, conducting a financial analysis of SDJ, conducting due diligence on SDJ and managing the interrelationship of legal and accounting activities. We also paid a $95,000 fee to WestPark for providing the use of Monster Digital for the reorganization.

Richard Rappaport, the former President of each of AOTS 35, Inc. (renamed Monster Digital, Inc.) and its indirect controlling stockholder through his control of WP Financial prior to the reorganization, indirectly holds a 100% interest in WestPark, an underwriter for our initial public offering, due to the fact that he is the sole owner of the membership interests of the parent company of WestPark. Neither Mr. Rappaport nor WP Financial received any benefits in their individual capacities related to the transactions described above, except for WP Financial’s retention of shares in Monster Digital.

Private Placements

WestPark Capital acted as our placement agent in connection with a private placement of 524,914 shares of our common stock between May 2012 and June 2013. In connection therewith, we paid WestPark Capital commissions and expenses of $921,000 and issued them five year warrants to purchase an aggregate of up to 52,492 shares of our common stock at a per share exercise price of $14.85, which was the private placement per share price.

WestPark Capital also acted as our placement agent in connection with a private placement between April 2014 and March 2015 of $5.1 million worth of our convertible notes and warrants to purchase shares of our common stock. In connection therewith, we paid WestPark Capital commissions and expenses of $662,000 and issued them five year warrants to purchase an aggregate of up to 29,121 shares of our common stock at an exercise price of $22.28; the warrants issued to WestPark Capital had identical terms and conditions to those issued to investors in that private placement.

In December 2014, we issued 57,236 shares of our common stock to a non-executive employee of WestPark Capital for assistance in effecting an exchange offer of the aforementioned notes and warrants for shares of our common stock which we effected between December 2014 and March 2015.

WestPark Capital also acted as our Subscription Agent in connection with a rights offering between April and August 2015 of 394,008 shares of our common stock. In connection therewith, we paid WestPark Capital commissions and expenses of $475,000.

WestPark Capital acted as our placement agent in connection with a private placement from October 2015 to February 2016 of promissory notes consisting of $3.36 million loaned to our company a 22.5% loan organization fee payable on maturity, which is on the earlier of October 2016 or the closing date of our initial public offering, and a flat fee interest rate of 15%. In connection therewith we paid WestPark Capital commission and expenses of $454,000.

WestPark Capital acted as our placement agent in connection with a private placement of up to $3.0 million of our Series A Preferred Stock which we commenced in March 2016. In connection therewith we paid Westpark Capital a 10% commission and a 3% non-accountable expense allowance, as well as certain legal and other expenses of Westpark Capital.

Westpark Capital is acting as a sales agent in connection with our current private placement of common stock and warrants. As of March 17, 2017, we paid Westpark Capital commission of approximately $31,000 further to this private placement.

Factoring Facility

In 2013, WestPark Capital acted as our agent in arranging a factoring facility. In connection therewith, we paid WestPark Capital a fee of $60,000.

Other Arrangements

In December 2013 and January 2014, David H. Clarke, our Chief Executive Officer, beneficially loaned Westpark Capital Financial Services LLC, the parent company of WestPark Capital, Inc., an aggregate of $350,000 evidenced by promissory notes bearing interest at 5% per annum and due five years from the date of issuance. In connection therewith Westpark Capital Financial Services LLC transferred to Mr. Clarke 7,659 shares of our common stock held by it and warrants to purchase up to 7,659 shares of our common stock held by it. The exercise price of the warrants is $14.85 and the warrants expire in 2017. All such loans and equity transfers were made by Westpark Capital Financial Services LLC prior to Mr. Clarke becoming our Chief Executive Officer. All such notes remain outstanding.

Prior to our initial public offering, Westpark Capital beneficially held over 5% of our common stock. WestPark Capital transferred 111,257 shares of the common stock held by it and warrants to purchase 35,537 shares of common stock to associated persons at WestPark Capital and to third parties further to prior contractual commitments; each of the transferees represented that he/she/it was an accredited investor.

Policies and Procedures for Transactions with Related Persons

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest, must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. All of the transactions described above were entered into prior to the adoption of such policy, but after presentation, consideration and approval by our board of directors.

Director Independence

Our Board of Directors currently consists of five members. They are David H. Clarke, Jonathan Clark, Robert B. Machinist, Christopher M. Miner and Steven Barre. Mr. Clarke is the Company’s CEO and Chairman of the Board and Mr. Clark is the Company’s Interim President. The shares our common stock and warrants are listed on the Nasdaq Capital Market. Generally, under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. A majority of our directors are independent, as required under applicable Nasdaq rules as Mr. Machinist, Mr. Miner and Mr. Barre are independent directors. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company, if any, and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock, if any, by each non-employee director.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

CohnReznick LLP audited our consolidated financial statements for the years ended December 31, 2016 and 2015.

Audit Fees

Audit fees include fees for the audit of the Company’s annual consolidated financial statements, fees for the reviewing of the Company’s interim consolidated financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. In 2016 and 2015 this included reviews related to our Public Offering. The aggregate fees billed by CohnReznick LLP for the profession services rendered to the Company for the audit of the Company’s annual consolidated financial statements for the fiscal years 2016 and 2015, reviews of quarterly consolidated financial statements on Form 10-Q and our Form S-1 filings were $389,000 and $464,000, respectively.

All other Fees

There were no other fees for services by CohnReznick LLP in the fiscal years 2016 and 2015.

Determination of Auditor Independence

There were no non-audit services provided by CohnReznick LLP that would need to be considered in determining auditor independence.

Audit Committee’s Pre-Approval Policies

The Audit Committee pre-approves all services provided by the Company’s independent registered public accounting firm prior to the commencement of the engagement.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

a	Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of the Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Simi Valley, State of California, on the 31st day of March 2017.

Monster Digital, Inc.

By	/s/ DAVID H. CLARKE
Name: David H. Clarke
Title: Chairman of the Board and Chief Executive Officer

Signature	Title	Date

/s/ David Clarke	Chief Executive Officer and	March 31, 2017
David Clarke	Chairman of the Board (Principal Executive Officer)

/s/ David Olert	Chief Financial Officer (Principal Financial	March 31, 2017
David Olert	and Accounting Officer)

/s/ Jonathan Clark	Interim President and Director	March 31, 2017
Jonathan Clark

/s/ Christopher Miner	Director	March 31, 2017
Christopher Miner

/s/ Robert Machinist	Director
Robert Machinist		March 31, 2017

/s/ Steven Barre	Director
Steven Barre		March 31, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Monster Digital, Inc., as amended.†
3.2	Bylaws of Monster Digital, Inc., as amended.†
3.3	Certificate of Designations of the Series A Convertible Preferred Stock of Monster Digital, Inc.†
4.1	Form of Registrant’s Common Stock Certificate.†
4.2	Form of Registrant’s Warrant Certificate.†
4.3	Form of Warrant Agreement by and between Monster Digital, Inc. and Corporate Stock Transfer, Inc.†
10.1	2012 Omnibus Incentive Plan.†*
10.2	Form of Option Agreement and Option Grant Notice under the 2012 Omnibus Incentive Plan.†*
10.3	Form of Restricted Stock Award Agreement and Notice of Grant of Restricted Stock Award under the 2012 Omnibus Incentive Plan.†*
10.4	Form of Restricted Stock Award Agreement and Notice of Grant of Restricted Stock Unit Award under the 2012 Omnibus Incentive Plan.†*
10.5	Trademark License Agreement dated July 7, 2010 by and between SDJ Technologies, Inc. and Monster Cable Products, Inc., as amended.†
10.6	Building lease dated October 28, 2014 relating to registrant’s executive offices located at 2655 Park Center Drive, Unit C, Simi Valley, CA.†
10.7	Purchase Order Purchase Agreement dated April 15, 2014 by and between MidCorp Credit, LLC d/b/a Brookridge Trading and SDJ Technologies, Inc.†
10.8	Factoring Agreement dated June 3, 2015 by and between CSNK Working Capital Financial Corp. d/b/a Bay View Funding and SDJ Technologies, Inc.†
10.9	Advisory Board Agreement dated effective as of August 18, 2015 by and between Noel Lee and registrant.†
10.10	Warrant dated August 18, 2015 held by Noel Lee.†
10.11	Consulting Agreement dated May 7, 2015 by and between registrant and David Clarke.†*
10.12	License and Sublease Agreement dated May 2012 by and between Tandon Enterprises, Inc. and SDJ Technologies, Inc.†
10.13	Non-Competition and Non-Solicitation Agreement dated May 2012 by and between Tandon Enterprises, Inc.†
10.14	Services Agreement dated May 2012 by and between Tandon Enterprises, Inc. and SDJ Technologies, Inc.†
10.16	Contract Manufacturer Agreement dated January 22, 2016 by and between SDJ Technologies, Inc. DBA Monster Digital, Inc. and Shuoying Digital Science & Technology (China) Co., Ltd.†
10.17	Share Cancellation Agreement dated June 1, 2016 by and among Monster Digital, Inc., the J Tandon Irrevocable Family Trust, the D Tandon Irrevocable Family Trust and Tandon Enterprises, Inc.†
10.21	Executive Employment Agreement dated June 6, 2016 by and between Monster Digital, Inc. and David Olert.†*
10.22	Consulting Agreement dated May 26, 2016 by and between Monster Digital, Inc. and Jonathan Orban.†
10.23	Registration Rights Agreement dated November 10, 2017 by and between Monster Digital, Inc. and Gibralt Capital Corporation.
21.1	List of Subsidiaries†
23.1	Consent of CohnReznick LLP.
24.1	Power of Attorney (contained on signature page hereto).
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive office and principal financial and accounting officer
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

† Incorporated by reference to same exhibit number to Registration Statement on Form S-1 File No. 333-207938 as filed with the SEC.

*Denotes a management or compensatory plan or arrangement required to be file as an exhibit pursuant to Item 301 of Regulation S-K.

**This exhibit shall not be deemed “file” for purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 133 or Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

MONSTER DIGITAL, INC.
AND SUBSIDIARY

CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Monster Digital, Inc.

We have audited the accompanying consolidated balance sheets of Monster Digital, Inc. and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. Monster Digital, Inc. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Digital, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operating activities for the years ended December 31, 2016 and 2015 and has an accumulated deficit as of December 31, 2016. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CohnReznick LLP

Roseland, New Jersey
March 30, 2017

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,
	2016	2015
ASSETS
Current assets
Cash	$1,453	$119
Accounts receivable, net of allowances of $253 and $99, respectively	856	644
Inventories	1,105	633
Prepaid expenses and other	619	141
Total current assets	4,033	1,537
Trademark, net of amortization of $185 and $54, respectively	2,417	2,548
Deferred IPO and debt issuance costs	—	619
Deposits and other assets	14	14
Total assets	$6,464	$4,718
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Line of credit	$—	$215
Accounts payable	268	1,021
Accrued expenses	1,786	3,311
Customer refund	1,840	1,850
Due to related parties	44	510
Notes payable, net	38	3,505
Total current liabilities	3,976	10,412
Commitments and contingencies
Shareholders’ equity (deficit)
Preferred stock; 10,000,000 shares authorized — none issued	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 7,785,011 and 3,702,865 shares issued and outstanding, respectively	1	—
Additional paid-in capital	34,575	20,181
Accumulated deficit	(32,088)	(25,875)
Total shareholders’ equity (deficit)	2,488	(5,694)
Total liabilities and shareholders’ equity (deficit)	$6,464	$4,718

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share)

	Year Ended December 31,
	2016	2015
Net sales	$4,065	$8,266
Cost of goods sold	3,329	7,840
Gross profit	736	426
Operating expenses
Research and development	270	333
Selling and marketing	2,425	2,928
General and administrative	3,984	3,625
Total operating expenses	6,679	6,886
Operating loss	(5,943)	(6,460)
Other expenses
Interest and finance expense	825	1,381
Gain on debt conversion	(557)	—
Debt conversion expense	—	898
Total other expenses	268	2,279
Loss before income taxes	(6,211)	(8,739)
Provision for income taxes	2	2
Net loss	$(6,213)	$(8,741)
Loss per share
Basic and diluted	$(1.12)	$(2.65)
Number of shares used in computation
Basic and diluted	5,524	3,294

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

 (Dollars in thousands)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)

Balance December 31, 2014	2,841,090	$—	—	$—	$12,146	$(17,134)	$(4,988)
Stock purchase warrants issued with convertible debt	—	—	—	—	335	—	335
Exchange of debt for equity	160,654	—	—	—	2,272	—	2,272
Cancellation of founders’ shares in debt for equity exchange	(2,028)	—	—	—	—	—	—
Cancellation of founders’ shares in connection with trademark license	(157,603)	—	—	—	—	—	—
Issuance of common stock in connection with trademark license	382,575	—	—	—	2,103	—	2,103
Issuance of common stock in connection with consulting agreement	84,170	—	—	—	179	—	179
Issuance of common stock for cash	394,007	—	—	—	2,969	—	2,969
Amortization of non-cash stock-based compensation	—	—	—	—	177	—	177
Net loss	—	—	—	—	—	(8,741)	(8,741)
Balance December 31, 2015	3,702,865	—	—	—	20,181	(25,875)	(5,694)
Issuance of preferred stock	—	—	2,802,430	—	2,393	—	2,393
Conversion of preferred to common stock	756,806	—	(2,802,430)	—	—	—	—
Exchange of debt for equity	782,244	—	—	—	3,520	—	3,520
Issuance of common stock and warrants in IPO, net of issuance costs	2,025,000	1	—	—	6,842	—	6,843
Issuance of restricted shares of common stock	33,248	—	—	—	—	—	—
Issuance of restricted shares of common stock, net of issuance costs	484,848	—	—	—	673	—	673
Amortization of non-cash stock-based compensation	—	—	—	—	966	—	966
Net loss	—	—	—	—	—	(6,213)	(6,213)
Balance December 31, 2016	7,785,011	$1	—	$—	$34,575	$(32,088)	$2,488

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(6,213)	$(8,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	966	356
Amortization of deferred debt issuance costs and debt discount	740	583
Amortization of trademark	131	54
Gain on debt conversion	(557)	—
Debt conversion expense	—	898
Provision for doubtful accounts	153	179
Changes in operating assets and liabilities:
Accounts receivable	(365)	2,746
Inventories	(472)	1,954
Prepaid expenses and other	(478)	(73)
Other assets	—	28
Accounts payable	(753)	(585)
Accrued expenses	(1,569)	(887)
Customer refund	(10)	1,850
Due to related party	—	(92)
Net cash used in operating activities	(8,427)	(1,730)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	2,393	—
Proceeds from issuance of common stock, net	673	—
Proceeds from issuance of IPO common stock and warrants	8,151	—
Prepaid IPO Costs	(689)	—
Private placement offering	—	2,969
Proceeds from short-term loan – related party	—	100
Payments on short-term loan – related party	—	(151)
Proceeds from issuance of convertible debt and warrants	—	1,645
Proceeds from issuance of bridge financing	406	2,955
Payments on bridge financing	(462)	—
Proceeds from credit facility	641	6,902
Payments on credit facility	(845)	(11,738)
Payments on trademark note payable	(450)	(50)
Deferred financing costs	(57)	(880)
Net cash provided by financing activities	9,761	1,752
Net increase in cash	1,334	22
Cash, beginning of the year	119	97
Cash, end of the year	$1,453	$119
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$59	$333
Income taxes	$2	$2
Non-cash investing and financing activities:
Reclassification of deferred IPO costs	$619	$—
Exchange of debt for equity upon IPO	$3,520	$—
Exchange of debt for equity	$—	$2,272
Issuance of common stock in connection with trademark license	$—	$2,103
Accrued deferred IPO and debt issuance costs	$—	$592

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization Monster Digital, Inc. (“MDI”), a Delaware corporation (formed in November 2010), and its subsidiary, SDJ Technologies, Inc. (“SDJ”) (collectively referred to as the “Company”), is an importer of high-end memory storage products, flash memory and action sports cameras marketed and sold under the Monster Digital brand name acquired under a long-term licensing agreement with Monster, Inc. The Company sources its products from China, Taiwan and Hong Kong.

Public Offering: The Company closed its initial public offering (the “Offering”) on July 13, 2016 and its common stock and warrants are listed on the Nasdaq Capital Market under the symbols “MSDI” and “MSDIW”, respectively. The Offering generated gross proceeds of $9,132,750 on the sale of 2,025,000 common shares at $4.50 per share and 2,025,000 warrants at $0.01 per warrant.

Basis of Presentation:  The consolidated financial statements of MDI and its subsidiary SDJ have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation:  The consolidated financial statements include accounts of MDI and SDJ. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (including sales returns, price protection allowances, bad debts, inventory reserves, warranty reserves, and asset impairments), disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Concentration of Cash:  The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on its cash balances.

Accounts Receivable:  Accounts receivable are carried at original invoice amount less allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of December 31, 2016 and 2015, the allowance for doubtful accounts is approximately $253,000 and $99,000, respectively.

Inventories:  Inventories are stated at the lower of cost or market, with cost being determined on the weighted average cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its market value. As of December 31, 2016 and 2015, inventory on hand was comprised primarily of finished goods ready for sale.

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

The carrying amount for other financial instruments, which include cash, accounts receivable, accounts payable, notes payable and line of credit, approximate fair value based upon their short term nature and maturity.

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

Revenue is reduced by reserves for price protection, sales returns, allowances and rebates. Our reserve estimates are based upon historical data as well as projections of sales, customer inventories, market conditions and current contractual sales terms. If the Company reduces the list price of its products, certain customers may receive a credit from the Company (i.e. price protection). The Company estimates the impact of such pricing changes on a regular basis and adjusts its allowances accordingly. Amounts charged to operations for price protection are calculated based on actual price changes on individual products and customer inventory levels. The reserve is then reduced by actual credits given to these customers at the time the credits are issued. We calculate the allowance for doubtful accounts and provision for sales returns and rebates based on management’s estimate of the amount expected to be uncollectible or returned on specific accounts. We provide for future returns, price protection and rebates at the time the products are sold. We calculate an estimate of future returns of product by analyzing units shipped, units returned and point of sale data to ascertain consumer purchases and inventory remaining with retail to establish anticipated returns. Price protection is calculated on a product by product basis. The objective of price protection is to mitigate returns by providing retailers with credits to ensure maximum consumer sales. Price protection is granted to retailers after they have presented the Company an affidavit of existing inventory. The Company also offers market development credits to certain of its customers. These credits are also charged against revenue.

Shipping and Handling Costs:  Historically, the Company has not charged its customers for shipping and handling costs, which is a component of marketing and selling expenses. These costs totaled approximately $137,000 in 2016 and $329,000 in 2015.

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

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. As of December 31, 2016 and 2015, there are no known uncertain tax positions.

The Company policy is to classify the liability for unrecognized tax benefits as current to the extent that it is more likely than not to be realized upon settlement and to the extent that the Company anticipates payment (or receipt) of cash within one year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the tax provision.

Product Warranty:  The Company’s memory products are sold under various limited warranty arrangements ranging from three years to five years on solid state drives and a limited lifetime warranty on all other products. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products to the manufacturer. As of December 31, 2016 and 2015, the Company has established a warranty reserve of $118,000 and $234,000, respectively, which are included in accrued expenses in the accompanying consolidated balance sheets.

Research and Development:  The Company incurs costs to improve the appeal and functionality of its products. Research and development costs are charged to expense when incurred.

Earnings (Loss) per Share:  Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated similarly but includes potential dilution from the exercise of common stock options, warrants and conversion of debt to equity, except when the effect would be anti-dilutive. Earnings (loss) per share is computed using the “treasury stock method.” For 2016, outstanding warrants to acquire 4,159,909 shares of common stock (2,025,000 issued further to the Offering, 1,405,007 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering and 729,902 other warrants), 101,077 stock options, and $38,000 in convertible notes payable have been excluded from the computation of diluted loss per share because their effect was anti-dilutive. For 2015, warrants outstanding for 122,239 and 325,093 shares of common stock, respectively, and 71,040 stock options and $38,000 in convertible notes payable in 2015 have been excluded from the computation of diluted loss per share because their effect was anti-dilutive.

Recently Issued Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective in the first quarter of 2018 and requires either a retrospective or a modified retrospective approach to adoption. We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern, which requires that management of an entity evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update became effective beginning December 31, 2016. The adoption of this standard has not had a material impact to the Company.

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which includes amendments that require deferred tax liabilities and assets be classified as non-current in a classified statement of financial position.  The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Earlier application is permitted as of the beginning of an interim or annual reporting period.  The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — GOING CONCERN

As of December 31, 2016, the Company has incurred cumulative net losses from its inception of approximately $32 million and has incurred a loss in 2016 of approximately $6 million. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. In response to this uncertainty, Management has taken certain measures to date in 2017 and has plans for the remainder of 2017 and beyond, with the objective of alleviating this concern. They include the following:

•	Subsequent to December 31, 2016, the Company raised approximately $287,000, net of offering costs, upon the issuance of restricted stock. The Company continues to seek funding in order to support its operations.

•	In order to meet customers’ needs for consumer products, the Company is continuing to develop new products to complement existing products and expand overall product offerings, with the objective of increasing revenue and gross profit percentages. The Company introduced two new action sports cameras in the third quarter of 2016 and will be introducing additional new action sports cameras in 2017.

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

NOTE 3 — DEBT FINANCING

Credit Facility

In June 2015, the Company secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. Upon the execution of this contract, the balance owed under a prior credit facility was repaid and the contract was terminated. The total amount outstanding under this Facility as of December 31, 2016 and 2015 was $0 and $215,000, respectively. There are no financial or similar covenants associated with this facility. The facility automatically renews for one year at year-end unless terminated with 30 days notice.

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

Through December 31, 2014, a total of $3,428,000 in convertible Notes had been converted to equity pursuant to the exchange offer. As a result of the foregoing exchange, $5,870,000 was credited to additional paid-in capital, which is the net amount of the principal of the Notes, unpaid accrued interest, unamortized debt discount, and the debt conversion expense. For the year ended December 31, 2015, the Company continued its private offering of convertible Notes concurrent with a related offer to exchange the notes for shares of common stock on the terms

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — DEBT FINANCING  – (continued)

indicated above and gross proceeds of $1,645,000 were raised in the offering from the issuance of convertible Notes payable in 2015. In March 2015, these Notes were converted to common stock pursuant to the exchange offer, resulting in an inducement charge of $898,000. As a result of these transactions, an additional 158,265 common shares were issued during the period. As of December 31, 2016 and 2015, a total of $38,000 in principal of convertible Notes payable remain outstanding. These Notes matured in the second quarter of 2015 and remain outstanding as of December 31, 2016.

Promissory notes

From October 2015 through March 7, 2016, the Company issued promissory notes; the notes were due and payable at the earlier of one year from the date of issuance or the closing date of the Company’s initial public offering, bear an interest rate of 15% that was accrued upon issuance, irrespective of whether the promissory note was outstanding for part or full term until maturity, and had a loan origination fee of $.225 for each dollar loaned. The loan origination fee associated with the notes as of December 31, 2015 was $756,000 and was recorded as accrued interest and debt discount to the notes payable and is being amortized over the life of the notes. Debt discount amortized as interest expense in the year ended December 31, 2016 was approximately $389,000. All principal, fees and interest were payable on the due date. In July 2016, the Company completed the Offering whereby 90% of the outstanding promissory notes totaling $3,024,000 were converted to 672,000 shares of common stock and 672,000 warrants at the offering price of $4.50 per share. The 15% accrued interest and the 22.5% origination fee were waived as part of the conversion. The remaining, unconverted $336,000 of promissory notes were paid out of the proceeds of the Offering along with the accrued interest and origination fee attributable to those notes. As of December 31, 2015, a total of $3.0 million in principal of these notes payable was outstanding and no balance is due as of December 31, 2016.

Due to Monster, Inc.

In addition to the issuance of shares of common stock and common stock purchase warrants (see Note 5), the Company has agreed to pay Monster, Inc. $500,000 as consideration for use of the name Monster Digital, Inc. pursuant to Amendment No. 3 to the Trademark License Agreement between the Company and Monster, Inc. Of this total balance, the Company agreed to pay $125,000 in December 2015 and the balance from the proceeds of the planned IPO. The Company paid $50,000 of the $125,000 in December 2015 and the balance in January 2016. The remaining $375,000 was paid in September 2016.

Notes payable consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Note payable, convertible debt	$38	$38
Due to Monster, Inc.	—	450
Interest and loan origination fee accrued related to promissory notes payable and accrued at issuance	—	1,108
Promissory notes payable, 2015 bridge loans, net $563 debt discount and net debt issuance cost of $483	—	1,909
Total	$38	$3,505

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Royalties	$125	$103
Market development credits	109	336
Price protection	107	563
Return reserves	118	891
Reserve for legal contingencies	—	300
Accrued purchase orders	158	123
Due to customer for promotional credits	445	445
Others	724	550
Total	$1,786	$3,311

NOTE 5 —  STOCKHOLDERS’ EQUITY

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

Common Stock Purchase Warrants:  From 2011 through June 30, 2015, the Company issued common stock purchase warrants in connection with the initial formation of the Company, the execution of a license agreement, and the issuance of convertible notes payable. All warrants have been valued on the date of their issuance using the Black-Sholes option pricing model using various assumptions regarding stock price volatility, risk-free interest rates, expected dividend rates, and expected term of the contract. Through December 31, 2016, none of the warrants have been exercised, and during the year ended December 31, 2015, 99,681 warrants were canceled in connection with the exchange offer described above (see Note 3).

In August 2015, the Company issued 191,289 common stock purchase warrants in connection with an Advisory Board Agreement with Noel Lee, the Chief Executive Officer of Monster, Inc., and recognized a $156,000 charge related to the issuance. In 2016, the Company issued warrants to acquire 3,755,100 shares of common stock, 2,025,000 issued further to the Offering and 1,405,007 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering. As of December 31, 2016 and 2015, warrants to purchase 4,159,909 and 325,093 shares of common stock, respectively, are outstanding. Unexercised warrants will expire from 2016 to 2021.

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 —  STOCKHOLDERS’ EQUITY  – (continued)

The Company utilizes the Black-Scholes valuation method to value warrants. The expected life represents the contractual terms. The expected volatility was estimated by analyzing the historic volatility of similar public companies. No dividend payouts were assumed as the Company has not historically paid, and is not anticipating to pay, dividends in the foreseeable future. The risk-free rate of return reflects the interest rate offered for US treasury rates over the expected life of the warrants.

A summary of significant assumptions used to estimate the fair value of the warrants issued in August 2015 are as follows:

Fair value of warrants issued	$.89
Expected term (years)	5.0
Risk-free interest rate	1.60%
Volatility	45.4%
Dividend yield	None

Common Stock Purchase Rights Offering:  In April 2015, the Company initiated a common stock purchase rights offering to its existing shareholders. The offering consists of 108,138 Units, with each Unit consisting of 3 newly issued shares of common stock and 2 shares of common stock owned by the Company’s principal shareholder and chairman. Each Unit is offered for $44.55, with all proceeds going to the Company. In April 2015 through September 2015, the Company closed on the sale of approximately 78,801 Units (representing 236,405 newly issued common shares) and has received net proceeds of approximately $2,969,000.

Restricted Shares:  In August 2015, the Company issued 84,170 shares of restricted common stock to the Company’s Chairman of the Board pursuant to a consulting agreement. The consulting agreement was effective in May 2015 and $274,000 and $179,000 of compensation expense was recognized in the years ended December 31, 2016 and 2015, respectively, related to the stock issuance.

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

In August 2016, the Company authorized the issuance of 40,000 shares of restricted common stock pursuant to a services agreement with an investment relations firm and recognized $23,000 of compensation expense related to restricted shares in 2016. In addition, the Company authorized the issuance of 125,000 shares of restricted common stock to Jawahar Tandon pursuant to a consulting agreement and recognized $563,000 of compensation expense related to the restricted shares during the year ended December 31, 2016.

In November 2016, the Company entered into a securities purchase agreement with the selling stockholder providing for the issuance and sale to such investor of 333,333 shares of our common stock. The shares issued in the Private Placement were sold at a purchase price per share of $1.50, for aggregate gross proceeds to us of approximately $500,000 and aggregate net proceeds to us, after deducting for placement agent fees and expenses, of approximately $446,000. In addition, under the same Private Placement Memorandum, the Company issued 151,515 shares of restricted common stock to its Chairman of the Board at a purchase price of $1.65 per share for gross proceeds of $250,000 and net proceeds of approximately $226,000. Subsequent to December 31, 2016, the Company issued additional shares pursuant to a Private Placement Memorandum at $1.50 per share. Through March 17, 2017, 226,000 shares have been sold for aggregate gross proceeds of $339,000 and aggregate net proceeds to us, after deducting for commission and placement agent fees and expenses, of approximately $287,000.

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 —  STOCKHOLDERS’ EQUITY  – (continued)

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

NOTE 6 — STOCK OPTIONS

In 2012, the Company’s Board of Directors approved the 2012 Omnibus Incentive Plan (the “Plan”) which allows for the granting of stock options, stock appreciation rights, awards of restricted stock and restricted stock Units, stock bonuses and other cash and stock-based performance awards. A total of 970,350 shares of common stock have been approved and reserved for issuance under the Plan, which includes a 600,000 share increase approved by the Company’s stockholders in May 2016. During 2016 and 2015, 124,645 and 71,040 options, respectively, had been granted under the Plan. There were 778,949 and 299,310 options available for grant at December 31, 2016 and 2015, respectively.

On December 23, 2015, the Company authorized restricted stock grants under its 2012 Omnibus Incentive Plan of 13,467 shares to David Clarke in connection with his appointment as the Company’s President and Chief Executive Officer and 33,668 shares to Neal Bobrick in connection with his appointment as the Company’s Executive Vice President, Sales and Marketing, grants accepted and effective January 4, 2016. The Company recorded non-cash stock-based compensation of $39,000 during the year ended December 31, 2016 related to the issuance of this restricted stock. An additional $49,000 of stock-based compensation remains to be recognized over 24 months.

On the effective date of the Offering, 25,000 shares of restricted stock were granted to each of David Olert, the Company’s Chief Financial Officer, Vivek Tandon, the Company’s Executive Vice President - Operations and Marc Matejka, the Company’s Vice President of Operations as well as 36,332 restricted shares to Neal Bobrick, its Executive Vice President – Sales and Marketing. These shares vest over three years. Concurrently, 10,000 shares of restricted stock were granted to each of the Company’s four outside directors. The Company recorded non-cash stock-based compensation of $56,000 during the year ended December 31, 2016 related to these issuances of restricted stock. An additional $154,000 of stock-based compensation remains to be recognized over 42 months.

Also granted on the effective date of the Offering were previously approved options to acquire 16,834 and 33,668 common shares at an exercise price per share of $4.50 to David Olert and Neal Bobrick, respectively. Options to purchase 18,000 common shares at an exercise price per share of $4.50 were granted each to Vivek Tandon and Marc Matejka. The Company recorded non-cash stock-based compensation of $2,000 during the year ended December 31, 2016 related to these issuances of common stock options. An additional $16,000 of stock-based compensation remains to be recognized over 42 months. All options and restricted stock granted to Neal Bobrick were forfeited, unvested, upon his departure from the Company.

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — STOCK OPTIONS  – (continued)

In August 2016, pursuant to a services agreement, the Company granted options to acquire 38,143 shares of common stock to an investor relations firm and recognized $9,000 of non-cash stock-based compensation related to the issuance during the year ended December 31, 2016. An additional $26,000 of stock-based compensation remains to be recognized over 9 months.

The Company follows the provision of the ASC Topic 718, Compensations — Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is generally recognized as an expense over the requisite service period.

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

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — STOCK OPTIONS  – (continued)

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

The Company recorded non-cash stock-based compensation of $14,000 and $21,000 during the years ended December 31, 2016 and 2015, respectively, related to the issuance of stock options. An additional $42,000 of stock-based compensation remains to be amortized over 42 months.

A summary of option activity for the Plan as of December 31, 2016 and 2015 and changes for the years then ended are represented as follows:

	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding January 1, 2015	—	$—	—	$—
Granted	71,040	29.71	9.50	—
Forfeited	—	—	—	—
Outstanding at December 31, 2015	71,040	$29.71	9.50	$—
Granted	124,645	5.81	9.83	—
Forfeited	(94,608)	—	—	—
Outstanding at December 31, 2016	101,077	$8.63	9.49	$—
Vested and expected to vest	101,077	$8.63	9.49	$—
Exercisable at December 31, 2016	9,259	$29.71	8.50	$—

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — RELATED PARTY TRANSACTIONS

Borrowings:  From time to time, the Company received short-term, non-interest bearing loans from Tandon Enterprises, Inc., a company controlled and owned by Jawahar Tandon, a former director and our former Executive Chairman of the Board and Chief Executive Officer, and Devinder Tandon, a former director, for the purpose of funding temporary working capital needs. For the year ended December 31, 2015 the Company repaid net $151,000. For the year ended December 31, 2016, the Company borrowed $24,000, net of repayments. The $346,100 owed to Tandon Enterprises at June 30, 2016 was converted into 76,911 shares of common stock and warrants at the effective date of the Offering.

Restricted Shares: In November 2016, the Company issued 151,515 shares of restricted common stock to its Chairman of the Board at a purchase price of $1.65 per share pursuant to a Private Placement Memorandum.

Employment Agreement:  The Company had an Executive Employment Agreement with Jawahar Tandon (“Executive”) to serve as the Company’s Chief Executive Officer. The agreement expired May 30, 2015 and was renewed automatically for an additional (1) year effective June 1, 2015 and shall be renewed each anniversary date thereafter. The agreement can be terminated by either party with 60 days’ notice prior to May 30, 2015 or any subsequent period thereafter. The Company shall pay the Executive a base annual salary of $250,000, which may be increased at the discretion of the Company. The Executive will be entitled to an annual bonus of up to 30% of the base salary, and is allotted a monthly automobile and country club membership allowance totaling $3,500. Additionally, the Company is to pay 100% of the Executive’s healthcare and medical premiums. At December 31, 2015, there were no unpaid expenses under this agreement. Effective December 23, 2015, Mr. Tandon resigned as Chief Executive Officer and is subsequently not paid a salary by the Company.

Other arrangements: Pursuant to an arrangement with the Company, 4PAC, LLC, an entity owned by Tayel Tandon, the wife of Vivek Tandon, has provided marketing services to the Company commencing February 2015 at the rate of $5,000 per month, plus expenses. Further to this arrangement, we paid 4PAC, LLC an aggregate of $55,200 in 2015 and discontinued the arrangement subsequent to December 31, 2015.

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

Due to related parties consists of the following at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Tandon Enterprises, Inc.	$—	$322
SDJ Partners LLC	44	88
Shareholders/Officers	—	100
Total	$44	$510

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INCOME TAXES

For the years ended December 31, 2016 and 2015, the income tax provision of $2,000 consists of state income taxes currently paid or payable.

The deferred tax asset is comprised of the following (dollars in thousands):

	2016	2015
Deferred tax assets
Net operating losses	$11,473	$9,061
Accrued warranty	50	100
Other accrued expenses	484	774
Total deferred tax assets	12,007	9,935
Valuation allowance	(12,007)	(9,935)
Net deferred tax asset	$—	$—

The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 31, 2016, the state and federal net operating loss carryforwards are approximately $ 25,515,000 and $ 29,476,000, respectively. Due to the uncertainty surrounding the realization of these deferred tax assets, the Company has recorded a 100% valuation allowance. Net operating loss carryforwards expire between the years 2029 and 2036. Tax years ended December 31, 2016, 2015, 2014 and 2013 are open and subject to audit. The Company’s net operating losses are subject to examination until those net operating losses are utilized and those tax years are closed.

The reconciliation of the U.S. statutory rate with the Company’s effective test rate is summarized as follows:

	2016	2015
	% of pre-tax Earnings	% of pre-tax Earnings
Federal tax	(34.0)%	(34.0)%
State tax, net	(4.9)	(4.9)
Non-deductible expenses	—	0.1
Change in valuation allowance	33.3	37.4
Miscellaneous	5.6	1.4
	0.0%	0.0%

Management is not aware of any uncertain tax positions and does not expect the total amount of recognized tax benefits to change significantly in the next twelve months.

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers:

Approximately 34%, 8%, and 7% of the Company’s gross sales were made to three customers for the year ended December 31, 2016. At December 31, 2016, the amount included in outstanding accounts receivable related to these three customers was approximately $433,000.

Approximately 19%, 18%, and 12% of the Company’s gross sales were made to three customers for the year ended December 31, 2015. At December 31, 2015, the amount included in outstanding accounts receivable related to these three customers was approximately $239,000.

Vendors:

Approximately 31% of the Company’s purchases were provided by one vendor for the year ended December 31, 2016. At December 31, 2016, the amount in accounts payable related to this vendor was $6,000.

Approximately 46% of the Company’s purchases were provided by three vendors for the year ended December 31, 2015. At December 31, 2015, the amount in accounts payable related to these vendors was $24,000.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Royalty

The Company entered into the initial trademark license agreement with Monster, Inc., (formerly Monster Cable Products, Inc.) effective July 7, 2010. In 2012, the agreement was amended giving the Company exclusive rights to utilize the name “Monster Digital” on memory products for a period of 25 years (expires July 7, 2035) under the following payment schedule of royalties to Monster, Inc. This license agreement contains various termination clauses that include (i) change in control, (ii) breach of contract and (iii) insolvency, among others. The Company is required to remit royalty payments to Monster, Inc. on or before the 30th day following the end of each calendar quarter. At any time during the term of the agreement, a permanent license may be negotiated.

The royalty schedule became effective in August 2011 and was further amended in April 2012. As amended, royalties under this contract are as follows:

•	Years 1 (2010) and 2: Royalties on all sales excluding sales to Monster, Inc. at a rate of four (4) percent, with no minimum.

•	Years 3 through 6: Minimum royalty payments of $50,000 per quarter up to a maximum of four (4) percent of all sales excluding sales to Monster, Inc.

•	Years 7 through 10: Minimum royalty payments of $125,000 per quarter up to a maximum of four (4) percent of all sales excluding sales to Monster, Inc.

•	Years 11 through 15: Minimum royalty payments of $187,500 per quarter up to a maximum of four (4) percent of all sales excluding sales to Monster, Inc.

•	Years 16 through 25: Minimum royalty payments of $250,000 per quarter up to a maximum of four (4) percent of all sales excluding sales to Monster, Inc.

Effective July 1, 2014, the royalty rate on certain products was reduced from 4% to 2% for a period of 12 months, based on a mutual understanding between the Company and the licensor.

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES – (continued)

For the years ended December 31, 2016 and 2015, royalty expense amounted to approximately $371,000 and $262,000, respectively, which is included as a component of selling and marketing expenses in the accompanying consolidated statements of operations (see also Note 4). The Company was not in compliance with the royalty remittance policy during each period presented in the accompanying consolidated financial statements. The Company was in full compliance with the royalty remittance policy at December 31, 2016 and owes $125,000 in royalties as of December 31, 2016, such royalty paid subsequent to December 31, 2016.

Operating Lease

The Company occupies executive offices in Simi Valley, CA pursuant to a lease through January 31, 2018 at a monthly rental rate of $13,850.

Customer payment agreement

In July 2015, the Company entered into an agreement with a customer under which the Company will pay the customer a total of $835,000 owed to the customer for promotional and other credits related to sales that occurred in 2014. The credits were accrued as contra-sales in 2014. Under the terms of the agreement, there is no interest and the Company will make 12 monthly payments of $65,000 beginning in August 2015, and one final payment of $65,000 in August 2016. The Company is not in compliance with the payment agreement and the balance owed is $445,000 at December 31, 2016.

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

On August 28, 2015, Unigen Corporation, or Unigen, filed a complaint against SDJ, case no. HG15-78385, in California Superior Court in Alameda County. The complaint alleged breach of contract for an alleged order or orders for 219,200 specially constructed computer components. The complaint sought $180,000 in lost profit; $678,669 for the cost of parts ordered; and $35,000 in incidental expenses. The case was mediated in October 2016 resulting in a Stipulation for Settlement of $225,000. Subsequent to payment of the settlement amount, the case was dismissed with prejudice on December 16, 2016.

On February 16, 2016, the Company received a letter from GoPro, Inc., or GoPro, alleging that the Company infringes on at least five U.S. patents held by GoPro, and requesting that confirm in writing that the Company will permanently cease the sale and distribution of its Villain camera, along with any camera accessories, including the

MONSTER DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES  – (continued)

waterproof camera case and standard housing. The five patents specifically identified by GoPro in the letter were U.S. Patent No. D710,921: camera housing design, U.S. Patent No. D702,747: camera housing design, U.S. Patent No. D740,875: camera housing design, U.S. Patent No. D737,879: camera design and U.S. Patent No. 721,935: camera design. Based upon our preliminary review of these patents, the Company believes it has some defenses to GoPro’s allegations, although there can be no assurance that the Company will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, we have begun marketing and selling the camera under the name “Monster Vision” and phasing out the “Villain” name. We have had no correspondence from GoPro since instituting the name change.

The supplier of the Company’s Villain camera has contractually represented and warranted that it owns or has paid royalties to any and all intellectual property, designs, software, hardware, packaging, components, manuals and any other portion, part or element that is or may be subject to the Villain and the parts and accessories thereof sourced by the supplier. This supplier has contractually agreed to pay any claims, damages, or costs that the Company suffers as a result of the patent infringement or a violation of international, U.S. or state laws or regulations as detailed in the prior sentence.