Form 10-Q
period 2017-03-31
Monster Digital, Inc.
filed 2017-05-19
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)		Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☑

As of April 30, 2017, the registrant had 8,394,489 shares of common stock, par value $.0001 per share, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2017	December 31, 2016
	(unaudited)	(Note 1)
ASSETS
Current assets
Cash	$150	$1,453
Accounts receivable, net of allowances of $273 and $253, respectively	817	856
Inventories	638	1,105
Prepaid expenses and other	421	619
Total current assets	2,026	4,033
Trademark, net of amortization of $218 and $185, respectively	2,384	2,417
Deposits and other assets	14	14
Total assets	$4,424	$6,464
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$667	$268
Accrued expenses	1,473	1,786
Customer refund	1,225	1,840
Due to related party	34	44
Notes payable	38	38
Total current liabilities	3,437	3,976
Commitments and contingencies
Shareholders’ equity
Preferred stock; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 8,278,489 and 7,785,011 shares issued and outstanding, respectively	1	1
Additional paid-in capital	35,315	34,575
Accumulated deficit	(34,329)	(32,088)
Total shareholders’ equity	987	2,488
Total liabilities and shareholders’ equity	$4,424	$6,464

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share)

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016

Net sales	$951	$538
Cost of goods sold	998	491
Gross profit (loss)	(47)	47

Operating expenses
Research and development	70	49
Selling and marketing	700	635
General and administrative	1,491	992
Total operating expenses	2,261	1,676
Operating loss	(2,308)	(1,629)
Other (income) expense, net
Interest and finance expense	1	252
Gain on settlement of customer refund	(68)	—
Total other (income) expense	(67)	252
Loss before income taxes	(2,241)	(1,881)
Provision for income taxes	—	—
Net Loss	$(2,241)	$(1,881)

Loss Per Share
Basic and Diluted	$(0.28)	$(0.50)
Number of Shares used in computation
Basic and Diluted	7,992	3,748

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2016	7,785,011	$1	—	$—	$34,575	$(32,088)	$2,488
Issuance of common stock, net of issuance costs	273,478	—	—	—	307	—	307
Issuance of common stock pursuant to stock option plan	220,000	—	—	—	—	—	—
Amortization of non-cash stock-based compensation	—	—	—	—	433	—	433
Net loss	—	—	—	—	—	(2,241)	(2,241)
Balance March 31, 2017	8,278,489	$1	—	$—	$35,315	$(34,329)	$987

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(2,241)	$(1,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	433	94
Amortization of deferred debt issuance costs and debt discount	—	196
Amortization of trademark	33	33
Gain on settlement of customer refund	(68)	—
Provision for doubtful accounts	20	17
Changes in operating assets and liabilities:
Accounts receivable	19	279
Inventories	467	142
Prepaid expenses and other	198	83
Accounts payable	399	536
Accrued expenses	(313)	(270)
Customer refund	(547)	—
Due to related parties	(10)	24
Net cash used in operating activities	(1,610)	(747)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	464
Issuance of common stock net of issuance cost	307	—
Proceeds from issuance of bridge financing	—	406
Proceeds from credit facility	—	392
Payments on credit facility	—	(460)
Deferred financing costs	—	(132)
Net cash provided by financing activities	307	670
Net decrease in cash	(1,303)	(77)
Cash, beginning of the period	1,453	119
Cash, end of the period	$150	$42
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1	$15
Non-cash investing and financing activities:
Deferred IPO costs	$—	$59

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

Public Offering: The Company closed its initial public offering (the “Offering”) on July 13, 2016 and its common stock and warrants are now listed on the Nasdaq Capital Market under the symbols “MSDI” and “MSDIW”, respectively. The Offering generated gross proceeds of $9,132,750 on the sale of 2,025,000 common shares at $4.50 per share and 2,025,000 warrants at $0.01 per warrant.

Basis of Presentation:  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the SEC’s instructions for interim financial information. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2016 which are included in Form 10-K filed by the Company that on March 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2017. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates taking into consideration discrete items occurring in a quarter. The consolidated balance sheet as of December 31, 2016 is derived from the 2016 audited financial statements.

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

Accounts Receivable:  Accounts receivable are carried at original invoice amount less allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was approximately $273,000 and $253,000, respectively.

Inventories:  Inventories are stated at the lower of cost or market, with cost being determined on the weighted average cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its market value. As of March 31, 2017 and December 31, 2016, inventory on hand was comprised primarily of finished goods ready for sale and packaging and supplies.

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

Revenue is reduced by reserves for price protection, sales returns, allowances and rebates. Our reserve estimates are based upon historical data as well as projections of sales, customer inventories, market conditions and current contractual sales terms. If the Company reduces the list price of its products, certain customers may receive a credit from the Company (i.e., price protection). The Company estimates the impact of such pricing changes on a regular basis and adjusts its allowances accordingly. Amounts charged to operations for price protection are calculated based on actual price changes on individual products and customer inventory levels. The reserve is then reduced by actual credits given to these customers at the time the credits are issued. We calculate the allowance for doubtful accounts and provision for sales returns and rebates based on management’s estimate of the amount expected to be uncollectible or returned on specific accounts. We provide for future returns, price protection and rebates at the time the products are sold. We calculate an estimate of future returns of product by analyzing units shipped, units returned and point of sale data to ascertain consumer purchases and inventory remaining with retail to establish anticipated returns. Price protection is calculated on a product by product basis. The objective of price protection is to mitigate returns by providing retailers with credits to ensure maximum consumer sales. Price protection is granted to retailers after they have presented the Company an affidavit of existing inventory.

The Company also offers market development credits (“MDF credits”) to certain of its customers. These credits are also charged against revenue.

Shipping and Handling Costs:  Historically, the Company has not charged its customers for shipping and handling costs, which is a component of marketing and selling expenses. These costs totaled approximately $31,000 and $17,000 in the three months ended March 31, 2017 and 2016, respectively.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. As of March 31, 2017 and December 31, 2016, there are no known uncertain tax positions.

The Company’s policy is to classify the liability for unrecognized tax benefits as current to the extent that it is more likely than not to be realized upon settlement and to the extent that the Company anticipates payment (or receipt) of cash within one year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the tax provision.

Product Warranty:  The Company’s memory products are sold under various limited warranty arrangements ranging from three years to five years on solid state drives and a limited lifetime warranty on all other products. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products to the manufacturer. As of March 31, 2017 and December 31, 2016, the Company has established a warranty reserve of $104,000 and $118,000, respectively. The warranty reserve is included in accrued expenses in the accompanying consolidated balance sheets.

Research and Development:  The Company incurs costs to improve the appeal and functionality of its products. Research and development costs are charged to expense when incurred.

Earnings (Loss) per Share:  Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated similarly but includes potential dilution from the exercise of common stock warrants and options and conversion of debt to equity, except when the effect would be anti-dilutive. Earnings (loss) per share are computed using the “treasury stock method.” At March 31, 2017, outstanding warrants to acquire 4,296,649 shares of common stock (2,025,000 issued further to the Offering, 1,405,007 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering and 866,642 other warrants), 65,077 stock options, and $38,000 in convertible notes payable have been excluded from the computation of diluted loss per share because their effect was anti-dilutive. At March 31, 2016, warrants outstanding for 325,093 shares of common stock, and 71,040 stock options, 536,900 preferred shares and $38,000 in convertible notes payable have been excluded from the computation of diluted loss per share because their effect was anti-dilutive.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

NOTE 2 — GOING CONCERN

As of March 31, 2017, the Company has incurred cumulative net losses from its inception of approximately $34 million and has incurred a year to date loss of approximately $2.2 million and used cash in operations of approximately $1.6 million. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. In response to this uncertainty, Management has taken certain measures in 2016 and to date in 2017 and has plans for the remainder of 2017 and beyond, with the objective of alleviating this concern. They include the following:

•	In the three months ended March 31, 2017, the Company raised approximately $287,000, net of offering costs, upon the issuance of common stock and has raised an additional approximate $112,000, net of offering costs, subsequent to March 31, 2017. The Company continues to seek funding in order to support its operations.

•	In order to meet customers’ needs for consumer products, the Company is continuing to develop new products to complement existing products and expand overall product offerings, with the objective of increasing revenue and gross profit percentages. The Company introduced two new action sports camera in the third quarter of 2016 and will be introducing additional new action sports cameras in 2017.

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

NOTE 3 — DEBT AND EQUITY FINANCING

Credit Facility

In June 2015, the Company secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. Upon the execution of this contract, the balance owed under a prior credit facility was repaid and that contract was terminated. There was no amount outstanding under this facility as of March 31, 2017 and December 31, 2016. There are no financial or similar covenants associated with this facility.

Notes Payable

As of March 31, 2017 and December 31, 2016, a total of $38,000 in principal of convertible Notes payable remain outstanding. These Notes matured in the second quarter of 2015 and remain outstanding as of March 31, 2017.

Promissory notes

From October 2015 through March 7, 2016, the Company issued promissory notes; the notes were due and payable at the earlier of one year from the date of issuance or the closing date of the Company’s initial public offering, bore interest rate of 15% that was accrued upon issuance, irrespective of whether the promissory note was outstanding for part or full term until maturity, and had a loan origination fee of $.225 for each dollar loaned. The loan origination fee associated with the notes at maturity was $756,000 and was recorded as accrued interest and debt discount to the notes payable and was being amortized over the life of the notes. All principal, fees and interest were payable on the due date. In July 2016, the Company completed the Offering whereby 90% of the outstanding promissory notes totaling $3,024,000 were converted to 672,000 shares of common stock and 672,000 warrants at the offering price of $4.50 per share. The 15% accrued interest and the 22.5% origination fee were waived as part of the conversion. The remaining, unconverted $336,000 of promissory notes were paid out of the proceeds of the Offering along with the accrued interest and origination fee attributable to those notes. No balance is due as of March 31, 2017 and December 31, 2016.

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

Notes payable consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Note payable, convertible debt	$38	$38
Total	$38	$38

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Royalties	$125	$125
Market development credits	92	109
Price protection	28	107
Return reserves	127	118
Accrued purchase orders	98	158
Due to customer for promotional credits	125	445
Others	878	724
Total	$1,473	$1,786

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock Purchase Warrants:   In 2016, the Company issued warrants to acquire 3,755,100 shares of common stock, 2,025,000 issued further to the Offering and 1,405,007 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering. As of March 31, 2017 and December 31, 2016, warrants to purchase 4,159,909 and 4,159,909 shares of common stock, respectively, are outstanding. Unexercised warrants will expire from 2017 to 2021.

Restricted Shares:  In August 2015, the Company issued 84,170 shares of restricted common stock to the Company’s Chairman of the Board pursuant to a consulting agreement. The consulting agreement was effective in May 2015.

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

In August 2016, the Company authorized the issuance of 40,000 shares of restricted common stock pursuant to a services agreement with an investment relations firm and recognized $7,000 of compensation expense related to restricted shares in the three months ended March 31, 2017. In addition, the Company authorized the issuance of 125,000 shares of restricted common stock to Jawahar Tandon pursuant to a consulting agreement and recognized the full $563,000 of compensation expense related to the restricted shares during the year ended December 31, 2016.

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

In March 2017, the Company issued 70,000 shares at $1.50 per share and 203,478 shares at $1.15 per share pursuant to a Private Placement Memorandum for aggregate gross proceeds of $339,000 and net proceeds, after deducting for commission and placement agent fees and expenses, of approximately $307,000. Subsequent to March 31, 2017, the Company issued an additional 116,000 shares at $1.15 for aggregate gross proceeds of $133,400 and net proceeds, after deducting for commission, of approximately $112,000.

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

NOTE 6 — STOCK OPTIONS

In 2012, the Company’s Board of Directors approved the 2012 Omnibus Incentive Plan (the “Plan”) which allows for the granting of stock options, stock appreciation rights, awards of restricted stock and restricted stock Units, stock bonuses and other cash and stock-based performance awards. A total of 970,350 shares of common stock have been approved and reserved for issuance under the Plan, which includes a 600,000 share increase approved by the Company’s stockholders in May 2016. During the three months ended March 31, 2017 and 2016, no options were granted under the Plan. There were 234,949 and 778,949 shares of common stock available to grant as options or restricted stock at March 31, 2017 and December 31, 2016, respectively.

Concurrent to the Offering, 10,000 shares of restricted stock were granted to each of the Company’s four outside directors. In January 2017, an additional 5,000 shares were granted to three of the directors. Also in January 2017, 175,000 shares of restricted stock were issued to the Company’s CEO fully vested and the Company recognized $266,000 of stock-based compensation during the three months ended March 31, 2017. Also in January 2017, an additional 435,000 shares of restricted stock were granted to officers and other employees of the Company. Of these grants, 50,000 shares vest over three years from date of grant, 375,000 shares fully vest after one year from date of grant and 10,000 shares were immediately vested.

Also granted on the effective date of the Offering were previously approved options to acquire 16,834 and 33,668 common shares at an exercise price per share of $4.50 to David Olert and Neal Bobrick, respectively. Options to purchase 18,000 common shares at an exercise price per share of $4.50 were granted each to Vivek Tandon and Marc Matejka. Mr. Bobrick forfeiting said options upon is resignation. Mr. Tandon departed from the Company in January 2017 and Mr. Matejka parted from the Company in March 2017 and their options were forfeited.

In August 2016, pursuant to a services agreement, the Company granted options to acquire 38,143 shares of common stock to an investor relations firm and recognized $7,000 of non-cash stock-based compensation related to the issuance during the three months ended March 31, 2017.

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

In 2016, the following stock option grants were made:

Option Date	Options Granted	Exercise Price	Estimated Fair Value of Underlying Stock	Intrinsic Value
August 2016	6,004	$5.00	$3.00	None
August 2016	7,230	$7.00	$3.00	None
August 2016	9,986	$9.00	$3.00	None
August 2016	14,923	$11.00	$3.00	None

No stock options were granted during the three months ended March 31, 2017.

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

The Company recorded non-cash stock-based compensation related to stock options of $11,000 and $3,000 during the three months ended March 31, 2017 and 2016, respectively. An additional $82,000 of stock-based compensation related to stock options remains to be amortized over 39 months.

A summary of option activity for the Plan as of March 31, 2017 and changes for the three months then ended are represented as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding January 1, 2017	101,077	$8.63	9.50	$—
Granted	—	—	—	—
Forfeited	(36,000)	—	—	—
Outstanding at March 31, 2017	65,077	$10.92	9.25	$—

The following table summarizes restricted share activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding January 1, 2017	128,467	$3.87
Granted	630,000	1.52
Vested	(243,467)	2.09
Forfeited	(50,000)	3.68
Outstanding at March 31, 2017	465,000	$1.64

As of March 31, 2017, the total compensation expense related to unvested options and restricted stock not yet recognized totaled approximately $564,000. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options and restricted stock not yet recognized at March 31, 2017 was approximately 14 months.

NOTE 7 — RELATED PARTY TRANSACTIONS

Borrowings:  In September 2015, David Clarke, the Company’s Chairman of the Board and a significant stockholder of the Company, loaned the Company $100,000 further to a promissory note bearing interest at 5% per annum, principal and unpaid interest payable on demand. In addition, Mr. Clarke incurred expenses on behalf of the Company totaling approximately $50,000. Concurrent with the closing of the Offering, the loan and liability related to the expenses were converted into 33,333 shares of common stock and 33,333 warrants at the public offering price of $4.50.

Restricted Shares:  In November 2016, the Company issued 151,515 shares of restricted common stock to its Chairman of the Board at a purchase price of $1.65 per share pursuant to a Private Placement Memorandum. In March 2017, the Company issued 70,000 shares of restricted stock to its Chairman of the Board at a purchase price of $1.50 per share pursuant to a Private Placement Memorandum.

Due to related party at March 31, 2017 and December 31, 2016 consists of a payable to SDJ Partners, LLC, a partnership owned by the Tandon family, for rent due on a facility shared prior to 2015. Jawahar Tandon is a former director and Chief Executive Officer and Devinder Tandon is a former director.

NOTE 8 — INCOME TAXES

For the three months ended March 31, 2017 and 2016 there was no income tax provision recorded. The Company’s income tax provision generally consists of state income taxes currently paid or payable.

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

NOTE 9 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers:

Approximately 22%, 19%, 19% and 13% of the Company’s gross sales were made to four customers with each exceeding 10% of total gross sales for the three months ended March 31, 2017. At March 31, 2017, the amount included in outstanding accounts receivable related to these customers was approximately $696,000. Approximately 35%, 14%, 12% and 11% of the Company’s gross sales were made to four customers with each exceeding 10% of total gross sales for the three months ended March 31, 2016.

Vendors:

Approximately 99% of the Company’s purchases were provided by three vendors for the three months ended March 31, 2017. At March 31, 2017, the amount in accounts payable related to these vendors was approximately $18,000. Approximately 87% of the Company’s purchases were provided by two vendors for the three months ended March 31, 2016.

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

For the three months ended March 31, 2017 and 2016, royalty expense amounted to approximately $125,000 and $50,000, respectively and is included as a component of selling and marketing expenses in the accompanying consolidated statements of operations. At March 31, 2017, $125,000 was due for royalties. The Company is not in compliance with the royalty payment schedule.

Operating Lease

The Company occupied executive offices in Simi Valley, CA pursuant to a lease through January 31, 2018. Effective as of March 31, 2017, the Company terminated the lease by mutually accepted and favorable terms with the lessor. Effective April 1, 2017, the Company entered into a one year lease for warehouse space in Ontario, CA.

Customer Payment Agreements

In July 2015, the Company entered into an agreement with a customer under which the Company will pay the customer a total of $835,000 owed to the customer for promotional and other credits related to sales that occurred in 2014. The credits were accrued as contra-sales in 2014. Under the terms of the agreement, there is no interest and the Company will make 12 monthly payments of $65,000 beginning in August 2015, and one final payment of $65,000 in August 2016. The Company is not in compliance with the payment agreement and the balance owed is $125,000 at March 31, 2017.

In January 2017, the Company entered into an agreement with a customer under which the Company settled an amount due of $1.84 million for $1.5 million, recording a $345,000 deferred gain and recognizing a current period gain of $68,000. The settlement included an initial payment of $250,000 with the remaining balance to be paid in monthly installments through December 2018. The Company is not in compliance with the payment agreement and the balance owed is $1.2 million at March 31, 2017.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements and the notes to those financial statements appearing elsewhere in this Report.

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

Other expenses

Interest and finance expense includes interest paid or payable to a finance company for outstanding borrowings, bank fees, purchase order finance fees, interest accrued on convertible debt, amortization of a debt discount that arose as a result of the issuance of warrants with convertible debt, and amortization of debt issuance costs. Debt conversion expense is a non-cash charge for the effect of an induced conversion of debt to equity

Three Months ended March 31, 2017 Compared to Three Months ended March 31, 2016

Results of Operations

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes herein.

	Three months ended March 31,
	2017	2016
	(in thousands)
Net sales	$951	$538

Net sales for the three months ended March 31, 2017 increased approximately 77% to $951,000 from $538,000 for the three months ended March 31, 2016. We are beginning to gain traction with our action sports camera line even as we significantly reduce sales of memory product. In the three months ended March 31, 2017, sales in our action sports camera line represented 87% of our total sales. In three months ended March 31, 2016, sales in our action sports camera line represented 24% of our total sales.

	Three months ended March 31,
	2017	2016
	(in thousands)
Cost of goods sold	$998	$491
Gross profit (loss)	$(47)	$47
Gross profit margin	(4.9)%	8.7%

Cost of goods increased approximately 103%, which was greater than the increase in sales. As a percent of net sales, cost of goods sold was 104.9% in the three months ended March 31, 2017 as compared to 91.3% for the three months ended March 31, 2016. Gross profit in the three months ended March 31, 2017 decreased to ($47,000) from $47,000 in the three months ended March 31, 2016. Gross profit (loss) as a percentage of net sales was (4.9%) in the three months ended March 31, 2017, compared to a gross profit of 8.7% in the three months ended March 31, 2016. In general, gross profit as a percentage of net sales is a result of a combination of factors, including product mix, customer mix, and specific pricing decisions. These factors can affect a significant change in gross profit as a percentage of net sales from one period to the next, particularly when sales are relatively low. Certain fixed indirect costs such a warehouse personnel, for instance, have a more material impact on gross margin at lower levels of sales. Specific to the current quarter ended March 31, 2017, we have rapidly disengaged from lower margin memory product sales and have sold certain memory product items for which we no longer have a customer base at a negative gross margin.

	Three months ended March 31,
	2017	2016
	(in thousands)
Selling and marketing	$700	$635
General and administrative	$1,491	$992

Sales and marketing for the three months ended March 31, 2017 increased approximately 10%, to $700,000, compared to $635,000 for the three months ended March 31, 2016. The increase in sales and marketing expense was significantly attributable to the increase in royalty expense as the Monster, Inc. royalty payment rate increased in the third quarter of 2016.

General and administrative expenses for the three months ended March 31, 2017 increased by approximately 50% to $1,491,000 compared to $992,000 in the three months ended March 31, 2016. There was an approximate $339,000 increase in stock-based compensation in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. In addition, there was an increase in legal expense since becoming a public company in July 2016.

	Three months ended March 31,
	2017	2016
	(in thousands)
Research and development (“R&D”)	$70	$49

R&D for the three months ended March 31, 2017 increased approximately 43% to $70,000, compared to $49,000 for the three months ended March 31, 2016. The increase is most significantly related to having an employee who is working on new product procurement and design during the first quarter of 2017. With respect to our products, the basic functional technology we use has changed very little over time, therefore, our R&D spending has primarily related to enhancing existing functionality, introducing new functions within existing products, and designing and engineering new products largely with existing proven technology. Though we are in the process of product redesign, we do not expect that R&D costs as a percentage of sales will be significant for the foreseeable future.

	Three months ended March 31,
	2017	2016
	(in thousands)
Interest and finance expense	$1	$252
Gain on settlement of customer refund	(68)	-

Interest expense for the three months ended March 31, 2016 included $237,000 of interest expense related to bridge financing that was converted to equity as part of the initial public offering in July 2016. Also during that period, we incurred interest expense related to accounts receivable factoring that is not being used during the three months ended March 31, 2017. Gain on settlement of customer refund of $68,000 is the amortization of a $340,000 deferred gain that resulted from a settlement agreement on a customer refund from fiscal 2012.

	Three months ended March 31,
	2017	2016
	(in thousands)
Income tax provision	$-	$-

Income tax expense generally consists of state income taxes due or paid in the states in which we operate. We have not recognized a deferred tax benefit for the operating losses generated during the periods due to the uncertainty that we will generate taxable income in the future that will allow us to utilize the benefit.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity throughout the three months ended March 31, 2017 and 2016 have been our initial public offering, cash raised in private placements of common stock and collections on accounts receivable.

In June 2015, we secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4.0 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. As of March 31, 2017, there was no balance owed on this facility. The facility automatically renews annually at year-end unless terminated with 30 days notice.

On July 13, 2016, we closed an initial public offering and received net proceeds of $8,151,000.

In November 2016, we issued 484,848 shares of common stock in a Private Placement receiving net proceeds of approximately $672,000.

In March 2017, the Company issued additional shares pursuant to a Private Placement Memorandum, issuing 273,478 shares receiving net proceeds of approximately $287,000

Discussion of Cash Flows

	Three months ended March 31,
	2017	2016	Change
	(in thousands)
Net cash used in operating activities	$(1,610)	$(747)	$(863)
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	307	670	(363)
Net decrease in cash	$(1,303)	$(77)	$(1,226)

Operating Activities

Net cash used in operating activities in the three months ended March 31, 2017 was approximately $1.6 million, due primarily to the net loss of $2.2 million. The loss as a use of cash was partially offset by non-cash stock-based compensation of $433,000, by using existing inventory for sales during the quarter and by a $399,000 increase in accounts payable. One other significant use of cash was a $547,000 reduction in an amount due to a customer. In the three months ended March 31, 2016, the use of cash for operating activities was primarily related to the net loss of $1.9 million partially offset by the collection of accounts receivable of $279,000, a decrease in inventory of $142,000 and a net increase in accounts payable and accrued expenses of $266,000.

Investing Activities

Our current operating structure does not depend upon a significant investment in capital equipment or operating facilities. Substantially all of our manufacturing is conducted offshore by third party manufacturers. Our office and warehouse facilities are leased under a three-year operating lease. For the three months ended March 31, 2017 and 2016, we used no cash in investing activities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $307,000 and was attributable to issuance of common stock pursuant to a private placement memorandum. Net cash provided by financing activities in the three months ended March 31, 2016 was $670,000 and was attributable to bridge loan financing and preferred stock issuances during the first quarter of 2016.

Debt Instruments

As of March 31, 2017, debt instruments include two convertible notes payable with a total principal amount of $38,000 due in 2015 that remain unpaid.

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

Our current cash balance is not sufficient to fund the operations for the next twelve months. As such, the Company believes that substantial doubt about the Company’s ability to continue as a going concern exists. We will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we would likely need to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we raise additional funds through collaboration and licensing agreements with third parties, it may be necessary to relinquish valuable rights to our product candidates, technologies or future revenue streams or to grant licenses on terms that may not be favorable to us. For additional risks associated with our substantial capital requirement, please see “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

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

Certain customers have limited rights of return and/or are entitled to price adjustments on products held in their inventory. We reduce net sales in the period of sale for estimates of product returns, price adjustments and other allowances. Our reserve estimates are based upon historical data as well as projections of sales, customer inventories, price adjustments, average selling prices and market conditions. Price protection is calculated on a product by product basis. The objective of price protection is to mitigate returns by providing retailers with credits to ensure maximum consumer sales. Price protection is granted to retailers after they have presented us an affidavit of existing inventory. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in an adjustment to net sales.

Inventories

Inventory is stated at the lower of cost or market, with cost being determined on the weighted average cost method of accounting. We purchase finished goods and materials to assemble kits in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit our ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. Our policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of inventory to market value. As of March 31, 2017 and December 31, 2016, inventory on hand was comprised primarily of finished goods ready for sale and packaging materials.

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

All stock options are valued under methods of fair value under the Level 3 tier, as described above.

Factors included in the valuation of common stock, prior to the initial public offering, underlying stock options and warrants, include the present value of future cash flows, capital structure, valuation of comparable companies, existing licensing agreements and the growth prospects for our product line. These factors were incorporated into an income approach and a market approach in order to derive an overall valuation of our common stock of $5.49. Such a valuation is dependent upon estimates that are highly complex and subjective.

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

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, process, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriated, to allow timely decision regarding required disclosure.

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

Our management has determined that we had a material weakness in our internal control over financial reporting as of March 31, 2017 and December 31, 2016 relating to the design and operation of our closing and financial reporting processes. We have concluded that this material weakness in our internal control over financial reporting is due to the fact that we do not yet have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

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

Notwithstanding the material weakness that existed as of March 31, 2017 and December 31, 2016, our management has concluded that the consolidated financial statements presented in this filing present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on March 31, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. Material changes to the risk factors set forth in that Form 10-K are stated below.

We need substantial additional capital to continue to fund our operations and we may not be able to obtain the amount of capital required, particularly when the credit and capital markets are unstable. If we are unable to raise substantial additional capital, we would have to modify our business plan, seek to sell assets or explore a transaction a merger partner or curtail some or all of our operations.

We currently have minimal cash on hand and an accounts receivable factoring facility limited to $4.0 million. Our existing financial resources are not sufficient to satisfy our future minimum capital requirements. We need substantial additional funding to fund our operations.  We do not know whether substantial additional financing is available, or, if available, whether the terms of any financing will be favorable to us. The current worldwide financing environment is challenging, which could make it more difficult for us to raise funds on reasonable terms, or at all. To the extent we raise additional capital by issuing equity securities, our stockholders will likely experience substantial dilution and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we are unable to raise substantial additional capital, or cannot raise substantial capital on acceptable terms, we will not have sufficient capital to operate our business and would have to modify our business plan, seek to sell assets, explore a transaction with a merger partner or curtail some or all of our operations.

If we fail to meet all applicable continued listing requirements of the Nasdaq Capital Market and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum stockholders’ equity of $2.5 million. On April 17, 2017, we received a deficiency notice from NASDAQ notifying us that, based on our Form 10-K for the year ended December 31, 2016, NASDAQ has determined that our stockholders' equity does not comply with the minimum $2.5 million stockholders' equity requirement for continued listing on The NASDAQ Capital Market. NASDAQ has provided us with 45 calendar days, or until June 1, 2017, to submit a plan to regain compliance with the minimum stockholders' equity standard. If our plan to regain compliance is accepted, NASDAQ may grant an extension of up to 180 calendar days from the date of the notification letter, or until October 14, 2017, to evidence compliance. We are presently evaluating various courses of action to regain compliance and intend to timely submit a plan to NASDAQ to regain compliance with the NASDAQ minimum stockholders' equity standard. However, there can be no assurance that our plan will be accepted or that if it is, we will be able to regain compliance. If our plan to regain compliance with the minimum stockholders' equity standard is not accepted or if it is and we do not regain compliance by October 14, 2017, or if we fail to satisfy another NASDAQ requirement for continued listing, NASDAQ staff could provide notice that our common stock will become subject to delisting. In such event, NASDAQ rules permit us to appeal the decision to reject its proposed compliance plan or any delisting determination to a NASDAQ Hearings Panel.

NASDAQ's notice has no immediate effect on the listing of our common stock on the NASDAQ Capital Market. However, we cannot assure you that we will be able to meet this or other continued listing requirements of NASDAQ. If our common stock loses its status on The NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from The NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2017, the Company issued a Private Placement Memorandum (“PPM”), to raise up to total of $2,000,000. In March 2017, the Company issued 70,000 shares at $1.50 per share and 203,478 shares at $1.15 per share pursuant to the PPM for aggregate gross proceeds of $339,000 and net proceeds, after deducting for commission and placement agent fees and expenses, of approximately $307,000. Subsequent to March 31, 2017, the Company issued an additional 116,000 shares at $1.15 for aggregate gross proceeds of $133,400 and net proceeds, after deducting for commission, of approximately $112,000.

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
Date: May 19, 2017

By:	/s/ DAVID OLERT	By	/s/ DAVID H. CLARKE
	Name: David Olert		Name: David H. Clarke
	Title: Chief Financial Officer (Principal Financial and Accounting Officer)		Title: Chief Executive Officer (Principal Executive Officer and duly authorized officer)

