Form 10-Q
period 2017-06-30
Monster Digital, Inc.
filed 2017-08-21
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

2655 First Street, Suite 250
Simi Valley, California 93065
(Address of principal executive offices, including zip code)

(805) 915-4775
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☑

As of July 31, 2017, the registrant had 9,343,202 shares of common stock, par value $.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2017	December 31, 2016
	(unaudited)	(Note 1)
ASSETS
Current assets
Cash	$39	$1,453
Accounts receivable, net of allowances of $271 and $253, respectively	214	856
Inventories	607	1,105
Prepaid expenses and other	325	619
Total current assets	1,185	4,033
Trademark, net of amortization of $251 and $185, respectively	2,351	2,417
Deposits and other assets	14	14
Total assets	$3,550	$6,464
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$599	$268
Accrued expenses	1,416	1,786
Customer refund	1,336	1,840
Due to related parties	34	44
Notes payable	378	38
Total current liabilities	3,763	3,976
Commitments and contingencies
Shareholders’ (deficit) equity
Preferred stock; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 9,343,202 and 7,785,011 shares issued and outstanding, respectively	1	1
Additional paid-in capital	35,753	34,575
Accumulated deficit	(35,967)	(32,088)
Total shareholders’ (deficit) equity	(213)	2,488
Total liabilities and shareholders’ (deficit) equity	$3,550	$6,464

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Net sales	$187	$1,683	$1,138	$2,220
Cost of goods sold	226	1,253	1,224	1,743

Gross profit (loss)	(39)	430	(86)	477

Operating expenses
Research and development	81	65	150	114
Selling and marketing	327	591	1,027	1,227
General and administrative	1,191	675	2,683	1,470
Total operating expenses	1,599	1,331	3,860	2,811
Operating loss	(1,638)	(901)	(3,946)	(2,334)
Other (income) expense, net
Interest and finance expense	—	339	1	787
Gain on settlement of customer refund	—	—	(68)	—
Total other (income) expense	—	339	(67)	787

Loss before income taxes	(1,638)	(1,240)	(3,879)	(3,121)
Provision for income taxes	—	—	—	—
Net Loss	$(1,638)	$(1,240)	$(3,879)	$(3,121)

Loss Per Share
Basic and Diluted	$(0.19)	$(0.33)	$(0.47)	$(0.83)
Number of Shares used in Computation
Basic and Diluted	8,446	3,750	8,323	3,749

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands)

(unaudited)

	Common Stock		Preferred	Stock	Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance December 31, 2016	7,785,011	$1	—	$—	$34,575	$(32,088)	$2,488
Issuance of common stock, net of issuance costs	469,478	—	—	—	419	—	419
Issuance of common stock pursuant to stock option plan	795,610	—	—	—	—	—	—
Issuance of common stock pursuant to consulting arrangements	82,500	—	—	—	—	—	—
Warrant exercise	38,189	—	—	—	—	—	—
Conversion of related party debt into equity	172,414	—	—	—	100	—	100
Amortization of non-cash stock-based compensation	—	—	—	—	659	—	659
Net loss	—	—	—	—	—	(3,879)	(3,879)
Balance June 30, 2017	9,343,202	$1	—	$—	$35,753	$(35,967)	$(213)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(3,879)	$(3,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	659	179
Amortization of deferred debt issuance costs and debt discount	—	691
Amortization of trademark	66	65
Gain on settlement of customer refund	(68)	—
Provision for doubtful accounts	20	119
Changes in operating assets and liabilities:
Accounts receivable	622	(513)
Inventories	498	(396)
Prepaid expenses and other	294	87
Accounts payable	331	445
Accrued expenses	(302)	317
Customer refund	(504)	(25)
Due to related parties	(10)	—
Net cash used in operating activities	(2,273)	(2,152)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	2,393
Issuance of common stock, net of issuance cost	419	—
Proceeds from issuance of convertible notes	340	—
Short-term loan – related party	100	24
Proceeds from issuance of bridge financing	—	406
Payments on trademark note payable	—	(75)
Proceeds from credit facility	—	581
Payments on credit facility	—	(474)
Prepaid IPO costs	—	(613)
Deferred financing costs	—	(57)
Net cash provided by financing activities	859	2,185
Net (decrease) increase in cash	(1,414)	33
Cash, beginning of the period	1,453	119
Cash, end of the period	$39	$152
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1	$29
Non-cash investing and financing activities:
Conversion of related party debt into equity	$100	$—
Deferred IPO costs	$—	$356

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

Basis of Presentation:  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the SEC’s instructions for interim financial information. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2016 which are included in Form 10-K filed by the Company that on March 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2017. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates taking into consideration discrete items occurring in a quarter. The consolidated balance sheet as of December 31, 2016 is derived from the 2016 audited financial statements.

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

Accounts Receivable:  Accounts receivable are carried at original invoice amount less allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of June 30, 2017 and December 31, 2016, the allowance for doubtful accounts was approximately $271,000 and $253,000, respectively.

Inventories:  Inventories are stated at the lower of cost or market, with cost being determined on the weighted average cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause a write-down of inventory. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its market value. As of June 30, 2017 and December 31, 2016, inventory on hand was comprised primarily of finished goods ready for sale and packaging and supplies.

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

The carrying amount for other financial instruments, which include cash, accounts receivable and accounts payable, approximate fair value based upon their short-term nature and maturity.

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

Revenue is reduced by reserves for price protection, sales returns, allowances and rebates. The Company’s reserve estimates are based upon historical data as well as projections of sales, customer inventories, market conditions and current contractual sales terms. If the Company reduces the list price of its products, certain customers may receive a credit from the Company (i.e., price protection). The Company estimates the impact of such pricing changes on a regular basis and adjusts its allowances accordingly. Amounts charged to operations for price protection are calculated based on actual price changes on individual products and customer inventory levels. The reserve is then reduced by actual credits given to these customers at the time the credits are issued. We calculate the allowance for doubtful accounts and provision for sales returns and rebates based on management’s estimate of the amount expected to be uncollectible or returned on specific accounts. We provide for future returns, price protection and rebates at the time the products are sold. We calculate an estimate of future returns of product by analyzing units shipped, units returned and point of sale data to ascertain consumer purchases and inventory remaining with retail to establish anticipated returns. Price protection is calculated on a product by product basis. The objective of price protection is to mitigate returns by providing retailers with credits to ensure maximum consumer sales. Price protection is granted to retailers after they have presented the Company an affidavit of existing inventory.

The Company also offers market development credits (“MDF credits”) to certain of its customers. These credits are also charged against revenue.

Shipping and Handling Costs:  Historically, the Company has not charged its customers for shipping and handling costs, which is a component of marketing and selling expenses. These costs totaled approximately $22,000 and $59,000 in the three months ended June 30, 2017 and 2016, respectively, and approximately $53,000 and $94,000 in the six months ended June 30, 2017 and 2016, respectively.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. As of June 30, 2017 and December 31, 2016, there are no known uncertain tax positions.

The Company’s policy is to classify the liability for unrecognized tax benefits as current to the extent that it is more likely than not to be realized upon settlement and to the extent that the Company anticipates payment (or receipt) of cash within one year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the tax provision.

Product Warranty:  The Company’s memory products are sold under various limited warranty arrangements ranging from three years to five years on solid state drives and a limited lifetime warranty on all other products. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products to the manufacturer. As of June 30, 2017 and December 31, 2016, the Company has established a warranty reserve of $101,000 and $118,000, respectively. The warranty reserve is included in accrued expenses in the accompanying consolidated balance sheets.

Research and Development:  The Company incurs costs to improve the appeal and functionality of its products. Research and development costs are charged to expense when incurred.

Earnings (Loss) per Share:  Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated similarly but includes potential dilution from the exercise of common stock warrants and options and conversion of debt to equity, except when the effect would be anti-dilutive. Earnings (loss) per share are computed using the “treasury stock method.” At June 30, 2017, outstanding warrants to acquire 4,224,664 shares of common stock (2,025,000 issued further to the Offering, 1,405,007 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering and 794,657 other warrants), 16,834 stock options, and $378,000 in convertible notes payable have been excluded from the computation of diluted loss per share because their effect was anti-dilutive. At June 30, 2016, warrants outstanding for 325,093 shares of common stock, 19,528 stock options, 2,802,430 convertible preferred shares and $378,000 in convertible notes payable have been excluded from the computation of diluted loss per share because their effect was anti-dilutive.

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

Other pronouncements issued by the FASB with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

NOTE 2 — GOING CONCERN

As of June 30, 2017, the Company has incurred cumulative net losses from its inception of approximately $36 million, has incurred a year to date loss of approximately $3.9 million, and has negative operating cash flows, a working capital deficit and shareholders’ deficit. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. In response to this uncertainty, Management has taken certain measures in 2016 and to date in 2017 and has plans for the remainder of 2017 and beyond, with the objective of alleviating this concern. They include the following:

•	In the six months ended June 30, 2017, the Company raised approximately $419,000, net of offering costs, upon the issuance of restricted stock, $340,000 upon the issuance of convertible debt and has raised an additional $200,000 subsequent to June 30, 2017. The Company continues to seek funding in order to support its operations.

•	The Company has entered into an agreement that is intended to culminate in a merger as well as a spin-off of its camera business (see Note 3). This potential transaction is expected to result in a surviving entity that would be better capitalized.

•	In order to meet customers’ needs for consumer products, the Company is continuing to develop new products to complement existing products and expand overall product offerings, with the objective of increasing revenue and gross profit percentages. The Company plans on introducing additional new action sports cameras in the fourth quarter of 2017.

While the Company believes it will be successful in obtaining the necessary financing to fund its operations, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence as a going concern.

NOTE 3 — POTENTIAL MERGER

On July 3, 2017, the Company entered into an Agreement and Plan of Merger with Innovate Biopharmaceuticals, Inc. (“Innovate”). The Merger Agreement is filed as Exhibit 2.1 to the Company’s Form 8K filed with the Securities and Exchange Commission on July 6, 2017 and this discussion regarding the potential merger should be read in conjunction with the Merger Agreement. Under the terms of the Merger Agreement, pending stockholder approval of the transaction, the Company will merge into Innovate with Innovate surviving the merger and becoming a wholly-owned subsidiary of the Company. Subject to the terms of the Merger Agreement, at the effective time of the Merger, Innovate stockholders will receive a number of newly issued shares of the Company’s common stock determined using an exchange ratio defined in the Merger Agreement. The exchange ratio will be based on a pre-transaction valuation of $60 million for Innovate’s business and $6 million for the Company’s business. As a result, current securityholders of the Company would collectively own approximately 9% and Innovate securityholders would collectively own approximately 91% of the combined company on a pro-forma basis, subject to adjustment based on the Company’s net cash balance and the relative capitalization of the two companies at closing, as described more fully in the Merger Agreement. Following the Merger, stockholders of Innovate will become the majority owners of the Company.

In addition, prior to the closing of the Merger, the Company currently intends to transfer all of its businesses, assets and certain liabilities not assumed by Innovate further to the Merger to a new corporation, which will be either wholly owned or substantially owned by the Company.

The Company is in the process of drafting a preliminary Schedule 14A, Information Required in a Proxy Statement, to obtain the required stockholder approval for the merger transaction. There can be no assurance that such stockholder approval will be attained or that, if such stockholder approval is attained, that the merger transaction will be completed.

NOTE 4 — DEBT AND EQUITY FINANCING

Credit Facility

In June 2015, the Company secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. Upon the execution of this contract, the balance owed under a prior credit facility was repaid and that contract was terminated. There was no amount outstanding under this facility as of June 30, 2017 and December 31, 2016. There are no financial or similar covenants associated with this facility.

Notes Payable

During the three and six months ended June 30, 2017, the Company issued $340,000 in convertible Notes payable; the notes are due and payable the earlier of March 31, 2018 or at the closing of the Company’s potential merger transaction at which time they would convert, along with accrued interest, to common stock concurrent with the merger. The notes are convertible at the lesser of $0.75 or 75% of the average market price of the Company’s common stock during the five days prior to the merger closing and bear an interest rate of 15%. The Company has agreed to give one-year warrant coverage at 25% of the number of shares issued upon conversion. As of June 30, 2017, a total of $340,000 in principal of the convertible Notes remains outstanding. Subsequent to June 30, 2017, the Company issued $200,000 of additional convertible Notes under the same terms.

As of June 30, 2017 and December 31, 2016, a total of $38,000 in principal of convertible Notes payable that matured in the second quarter of 2015 remains outstanding.

Promissory notes

From October 2015 through March 7, 2016, the Company issued promissory notes; the notes were due and payable at the earlier of one year from the date of issuance or the closing date of the Company’s initial public offering, bore an interest rate of 15% that was accrued upon issuance, irrespective of whether the promissory note was outstanding for part or full term until maturity, and had a loan origination fee of $.225 for each dollar loaned. The loan origination fee associated with the notes as of September 30, 2016 was $756,000 and was recorded as accrued interest and debt discount to the notes payable and is being amortized over the life of the notes. Debt discount amortized as interest expense in the three and nine months ended September 30, 2016 was approximately $25,000 and $389,000, respectively. All principal, fees and interest were payable on the due date. In July 2016, the Company completed the Offering whereby 90% of the outstanding promissory notes totaling $3,024,000 were converted to 672,000 shares of common stock and 672,000 warrants at the offering price of $4.50 per share. The 15% accrued interest and the 22.5% origination fee were waived as part of the conversion. The remaining, unconverted $336,000 of promissory notes were paid out of the proceeds of the Offering along with the accrued interest and origination fee attributable to those notes. No balance is due as of June 30, 2017 and December 31, 2016.

Due to Monster, Inc.

In addition to the issuance of shares of common stock and common stock purchase warrants, the Company agreed to pay Monster, Inc. $500,000 as consideration for use of the name Monster Digital, Inc. pursuant to Amendment No. 3 to the Trademark License Agreement between the Company and Monster, Inc. Of this total balance, the Company agreed to pay $125,000 in December 2015 and the balance from the proceeds of the planned IPO. The Company paid $50,000 of the $125,000 in December 2015 and the balance in January 2016. The remaining $375,000 was paid in September 2016.

Notes payable consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Notes payable, convertible debt	$38	$38
Convertible notes payable	340	—
Total	$378	$38

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Royalties	$250	$125
Reserve for charges against sales	174	334
Accrued purchase orders	113	158
Deferred gain	273	—
Due to customer for promotional credits	59	445
Others	547	724
Total	$1,416	$1,786

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock Purchase Warrants:   In 2016, the Company issued warrants to acquire 3,755,100 shares of common stock, 2,025,000 issued further to the Offering and 1,405,007 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering. In March and April 2016, the Company issued 171,000 warrants to purchase shares of common stock at $2.00 per share in connection with the issuance of restricted stock. In May 2017, 39,392 warrants to purchase common stock at $0.0052 were exercised, in a cashless exercise, in exchange for the net equivalent shares of common stock. In June 2017, 102,041 warrants to purchase shares of common stock at $2.00 per share were issued in connection with the conversion of debt to equity. As of June 30, 2017 and December 31, 2016, warrants to purchase 4,224,664 and 3,991,015 shares of common stock, respectively, are outstanding. Unexercised warrants will expire from 2017 to 2025.

Restricted Shares:  In August 2015, the Company issued 84,170 shares of restricted common stock to the Company’s Chairman of the Board pursuant to a consulting agreement. The consulting agreement was effective in May 2015.

In August 2015, the Company issued 382,575 shares of restricted common stock in connection with the Trademark License Agreement with Monster, Inc. The fair value of the 382,575 shares approximating $2,103,000 were recorded as part of the Trademark in August 2015. In regards to the valuation of the Company’s common stock, the Board of Directors engaged an independent third party valuation of the Company.

In August 2016, the Company authorized the issuance of 40,000 shares of restricted common stock pursuant to a services agreement with an investment relations firm and recognized $7,000 and $14,000 of compensation expense related to restricted shares in the three and six months ended June 30, 2017, respectively. In addition, the Company authorized the issuance of 125,000 shares of restricted common stock to Jawahar Tandon pursuant to a consulting agreement and recognized the full $563,000 of compensation expense related to the restricted shares during the year ended December 31, 2016.

In November 2016, the Company entered into a securities purchase agreement with the selling stockholder providing for the issuance and sale to such investor of 333,333 shares of our common stock. The shares issued in the Private Placement were sold at a purchase price per share of $1.50, for aggregate gross proceeds to us of approximately $500,000 and aggregate net proceeds to us, after deducting for placement agent fees and expenses, of approximately $446,000. The investor was issued an additional 80,000 shares in May 2017 in a non-cash transaction. The additional share issuance was intended to adjust the aggregate shares awarded to the investor in relation to future investment rounds that were transacted at $1.15 per share. Under the same Private Placement Memorandum, the Company issued 151,515 shares of restricted common stock to its Chairman of the Board at a purchase price of $1.65 per share for gross proceeds of $250,000 and net proceeds of approximately $226,000.

In March 2017, the Company issued 226,000 shares of common stock at $1.50 per share pursuant to a Private Placement Memorandum for aggregate gross proceeds of $339,000 and net proceeds, after deducting for commission and placement agent fees and expenses, of approximately $307,000. In April 2017, the Company issued an additional 116,000 shares at $1.15 for aggregate gross proceeds of $133,400 and net proceeds, after deducting for commission, of approximately $112,000.

On June 23, 2017, the Company issued 172,414 shares of common stock at $0.58 per share in exchange for a $100,000 promissory note dated June 7, 2017 due to GSB Holdings, Inc., a family owned company of David Clarke, the Company’s CEO and Chairman of the Board. The issuance price was $0.05 greater than the closing price of the Company’s common stock on the issuance date.

During the three months ended June 30, 2017, the Company issued 87,500 fully vested shares of restricted common stock and recognized $56,150 of non-cash, stock-based compensation at the time of issuance. The Company issued 15,000 of the 87,500 shares for product marketing, 12,500 shares pursuant to an employee severance agreement, 25,000 additional shares to its investor relations firm and 35,000 shares as compensation for the activities of a special committee of its board of directors.

Also during the three months ended June 30, 2017, the Company issued 95,000 shares of restricted common stock to certain employees and recognized $4,000 of non-cash, stock-based compensation during the period. Another $43,000 of stock-based compensation remains to be amortized over 22 months.

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

NOTE 7 — STOCK OPTIONS

In 2012, the Company’s Board of Directors approved the 2012 Omnibus Incentive Plan (the “Plan”) which allows for the granting of stock options, stock appreciation rights, awards of restricted stock and restricted stock Units, stock bonuses and other cash and stock-based performance awards. A total of 970,350 shares of common stock have been approved and reserved for issuance under the Plan, which includes a 600,000 share increase approved by the Company’s stockholders in May 2016. During the six months ended June 30, 2017 and 2016, no options were granted under the Plan. In addition, during the six months ended June 30, 2017 and 2016, 46,100 and 51,512 options, respectively, were forfeited for employees who were no longer with the Company and were returned to the pool of available options. There were 145,049 and 778,949 shares of common stock available to grant as options or restricted stock at June 30, 2017 and December 31, 2016, respectively.

On December 23, 2015, the Company authorized restricted stock grants under its 2012 Omnibus Incentive Plan of 47,135 to two executives of the Company, the grants accepted and effective January 4, 2016. In August 2016, 33,688 shares were forfeited and returned to the option pool.

On the effective date of the Offering, 111,332 shares of restricted stock were granted to four executives of the Company. In January 2017, an additional 30,000 shares were granted to two of the same executives. Subsequent to the granting of the restricted stock, 101,332 shares were forfeited and returned to the option pool. Also concurrent to the Offering, 10,000 shares of restricted stock were granted to each of the Company’s four outside directors. In January 2017, an additional 5,000 shares were granted to three of the directors. Since 45,000 of these shares were issued during the quarter fully vested, the Company recognized $29,000 of stock-based compensation at grant. Also in January 2017, 175,000 shares of restricted stock were issued to the Company’s CEO fully vested and the Company recognized $266,000 of stock-based compensation at the time of the grant.

Also granted on the effective date of the Offering were previously approved options to acquire 86,502 common shares at an exercise price per share of $4.50 to four executives of the Company. Subsequent to the granting of the stock options, 69,668 options were forfeited and returned to the option pool.

In August 2016, pursuant to a services agreement and outside of the Plan, the Company granted options to acquire 38,143 shares of common stock to an investor relations firm.

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

No stock options were granted during the six months ended June 30, 2017.

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

A summary of significant assumptions used to estimate the fair value of the stock options granted in 2016 are as follows:

Weighted average fair value of options granted	$1.70
Expected term (years)	6.0 to 10.0
Risk-free interest rate	1.21% to 1.51%
Volatility	45.4%
Dividend yield	None

A summary of option activity for the Plan as of June 30, 2017 and changes for the six months then ended are represented as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding January 1, 2017	62,934	$4.50	9.50	$—
Granted	—	—	—	—
Forfeited	(46,100)	—	—	—
Outstanding at June 30, 2017	16,834	$4.50	9.00	$—

The following table summarizes restricted share activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding January 1, 2017	128,467	$3.87
Granted	1,094,103	1.18
Vested	(622,570)	1.21
Forfeited	(70,000)	3.06
Outstanding at June 30, 2017	530,000	$1.48

The Company recorded non-cash stock-based compensation related to stock options and restricted stock of $226,000 and $659,000 during the three and six months ended June 30, 2017, respectively. The Company recorded $179,000 non-cash stock-based compensation in the six months ended June 30, 2016.

As of June 30, 2017, the total compensation expense related to unvested options and restricted stock not yet recognized totaled approximately $547,000. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options and restricted stock not yet recognized at June 30, 2017 was approximately 13 months.

NOTE 8 — RELATED PARTY TRANSACTIONS

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

On June 7, 2017, GSB Holdings, Inc., a family owned company of David Clarke, the Company’s CEO and Chairman of the Board, loaned the Company $100,000 further to a promissory note and issued 102,041 three-year warrants at an exercise price of $2.00 in lieu of interest. On June 23, 2017, the Company issued 172,414 shares of common stock at $0.58 per share in exchange for the promissory note. The issuance price was $0.05 greater than the closing price of the Company’s common stock on the issuance date.

Restricted Shares:  In November 2016, the Company issued 151,515 shares of restricted common stock to its Chairman of the Board at a purchase price of $1.65 per share pursuant to a Private Placement Memorandum. In March 2017, the Company issued 70,000 shares of restricted stock to its Chairman of the Board at a purchase price of $1.50 per share pursuant to a Private Placement Memorandum.

NOTE 9 — INCOME TAXES

For the six months ended June 30, 2017 and 2016, there was no income tax provision recorded. The Company’s income tax provision generally consists of state income taxes currently paid or payable.

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

NOTE 10 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers:

Approximately 22%, 19%, 16% and 11% of the Company’s gross sales were made to four customers for the six months ended June 30, 2017. At June 30, 2017, the amount included in outstanding accounts receivable related to these customers was approximately $323,000. Approximately 41% and 18% of the Company’s gross sales were made to two customers for the six months ended June 30, 2016.

Vendors:

Approximately 99% of the Company’s purchases were provided by three vendors for the six months ended June 30, 2017. At June 30, 2017, the amount in accounts payable related to these vendors was approximately $6,000. Approximately 94% of the Company’s purchases were provided by three vendors for the six months ended June 30, 2016.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

For the three months ended June 30, 2017 and 2016, royalty expense amounted to approximately $125,000 and $71,000, respectively. For the six months ended June 30, 2017 and 2016, royalty expense amounted to approximately $250,000 and $121,000, respectively, and is included as a component of selling and marketing expenses in the accompanying consolidated statements of operations. At June 30, 2017, $250,000 is due for royalties and the Company is not in compliance with the royalty payment schedule.

Operating Lease

The Company occupied executive offices in Simi Valley, CA pursuant to a lease through January 31, 2018. Effective as of March 31, 2017, the Company terminated the lease by mutually accepted and favorable terms with the lessor. Effective April 1, 2017, the Company entered into a one year lease for warehouse space in Ontario, CA.

Customer Payment Agreement

In July 2015, the Company entered into an agreement with a customer under which the Company will pay the customer a total of $835,000 owed to the customer for promotional and other credits related to sales that occurred in 2014. The credits were accrued as contra-sales in 2014. Under the terms of the agreement, there is no interest and the Company will make 12 monthly payments of $65,000 beginning in August 2015, and one final payment of $65,000 in August 2016. The Company is not in compliance with the payment agreement and the balance owed is $57,000 at June 30, 2017.

In January 2017, the Company entered into an agreement with a customer under which the Company settled an amount due of $1.84 million for $1.5 million, recording a $341,000 deferred gain and recognizing a current period gain of $68,000. The settlement included an initial payment of $250,000 with the remaining balance to be paid in monthly installments through December 2018. The Company is not in compliance with the payment agreement and the balance owed is $1.2 million at June 30, 2017.

Legal Matters

The Company is subject to certain legal proceedings and claims arising in connection with the normal course of its business. In the opinion of management, the reserve established for the three cases noted below is adequate so that the claims will have no material adverse effect on its consolidated financial position, results of operations or cash flows.

On February 16, 2016, the Company received a letter from GoPro, Inc., or GoPro, alleging that the Company infringes on at least five U.S. patents held by GoPro, and requesting that the Company confirms in writing that it will permanently cease the sale and distribution of its Villain camera, along with any camera accessories, including the waterproof camera case and standard housing. The five patents specifically identified by GoPro in the letter were U.S. Patent No. D710,921: camera housing design, U.S. Patent No. D702,747: camera housing design, U.S. Patent No. D740,875: camera housing design, U.S. Patent No. D737,879: camera design and U.S. Patent No. 721,935: camera design. Based upon our preliminary review of these patents, the Company believes it has some defenses to GoPro’s allegations, although there can be no assurance that the Company will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, we have begun marketing and selling the camera under the name “Monster Vision” and phasing out the “Villain” name. We have had no correspondence from GoPro since instituting the name change.

The supplier of the Company’s Villain camera has contractually represented and warranted that it owns or has paid royalties to any and all intellectual property, designs, software, hardware, packaging, components, manuals and any other portion, part or element that is or may be subject to the Villain name and the parts and accessories thereof sourced by the supplier. This supplier has contractually agreed to pay any claims, damages, or costs that the Company suffers as a result of the patent infringement or a violation of international, U.S. or state laws or regulations as detailed in the prior sentence.

NOTE 12 — SUBSEQUENT EVENTS

Convertible Debt Financing

On July 24, 2017, the Company entered into a Private Placement Engagement Agreement with WestPark Capital, Inc. for the purpose of raising up to $1,150,000 in convertible debt. The Promissory Notes will bear interest at 15% and be convertible to common stock concurrent with a potential merger (see Note 3) at the lesser of $0.75 per share or 75% of the average market value of the Company’s common stock for the five days preceding the consummation of such merger. Otherwise, the Notes become due March 31, 2019. For every $2.50 in Note principal purchased, investors will receive one Warrant, exercisable for five years, to purchase shares of common stock at $2.00. As of August 18, 2017, $308,500 has been raised under this arrangement.

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

Our primary product offering is a line of action sports cameras used in adventure sport, adventure photography and extreme-action videography.

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

We expect to continue to incur operating losses and negative cash flows from operations in the near future and will require additional capital resources to execute strategic initiatives that include a potential merger and a spin-off of our camera business pursuant to the Agreement and Plan of Merger dated July 3, 2017 between the Company and Innovate Biopharmaceuticals, Inc. which, if consummated, would involve fundamental changes in the Company’s business. (see Note 3.)

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

Other expenses

Interest and finance expense includes interest paid or payable to a finance company for outstanding borrowings, bank fees, purchase order finance fees, interest accrued on convertible debt, amortization of a debt discount that arose as a result of the issuance of warrants with convertible debt, and amortization of debt issuance costs. Debt conversion expense is a non-cash charge for the effect of an induced conversion of debt to equity

Three Months ended June 30, 2017 Compared to Three Months ended June 30, 2016

Results of Operations

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes herein.

	Three months ended June 30,
	2017	2016
	(in thousands)
Net sales	$187	$1,683

Net sales for the three months ended June 30, 2017 decreased approximately 89% to $187,000 from $1.7 million for the three months ended June 30, 2016. We began to rapidly transition away from memory product sales beginning in the third quarter of 2016. In the three months ended June 30, 2017, gross sales of memory product totaled approximately $64,000. In the three months ended June 30, 2016, gross sales of memory product totaled approximately $1.4 million. In addition, working capital constraints continue to limit our ability to build traction with our action sports camera line.

	Three months ended June 30,
	2017	2016
	(in thousands)
Cost of goods sold	$226	$1,253
Gross profit (loss)	$(39)	$430
Gross profit margin	(20.9)%	25.5%

Cost of goods decreased approximately 82%, which was less than the decrease in sales. As a percent of net sales, cost of goods sold was 120.9% in the three months ended June 30, 2017 as compared to 74.5% for the three months ended June 30, 2016. Gross profit (loss) in the three months ended June 30, 2017 decreased to ($39,000) from $430,000 in the three months ended June 30, 2016. Gross profit (loss) as a percentage of net sales was (20.9%) in the three months ended June 30, 2017, compared to 25.5% in the three months ended June 30, 2016. In general, gross profit as a percentage of net sales is a result of a combination of factors, including product mix, customer mix, and specific pricing decisions. These factors can affect a significant change in gross profit as a percentage of net sales from one period to the next, particularly when sales are relatively low. Specific to the current quarter ended June 30, 2017, we right-priced our product to be more competitive in the action sports camera space, selling at a lower margin, in the first quarter of 2017. In addition, semi variable and fixed indirect costs became a higher percentage of sales at this significantly lower sales volume.

	Three months ended June 30,
	2017	2016
	(in thousands)
Selling and marketing	$327	$591
General and administrative	$1,191	$675

Sales and marketing for the three months ended June 30, 2017 decreased approximately 45%, to $327,000, compared to $591,000 for the three months ended June 30, 2016. The decrease in sales and marketing expense was significantly attributable to a decrease in sales department headcount and to the decrease in costs that vary directly with sales.

General and administrative expenses for the three months ended June 30, 2017 increased by approximately 76% to $1.2 million compared to $675,000 in the three months ended June 30, 2016. There were increases in cost related to being a public company that included increases in stock-based compensation, professional services and the new cost of directors’ and officers’ insurance. In addition, during the three months ended June 30, 2017, we wrote off $216,000 to bad debt expense, a component of general and administrative expenses as compare to $101,000 in the three months ended June 30, 2016 and recorded non-cash, stock-based compensation of $226,000 in the current period as compared to $85,000 in the three months ended June 30, 2016.

	Three months ended June 30,
	2017	2016
	(in thousands)
Research and development (“R&D”)	$81	$65

R&D for the three months ended June 30, 2017 increased approximately 25% to $81,000, compared to $65,000 for the three months ended June 30, 2016. The increase is most significantly related to the hiring of an employee who is working on new product procurement and design. With respect to our products, the basic functional technology we use has changed very little over time, therefore, our R&D spending has primarily related to enhancing existing functionality, introducing new functions within existing products, and designing and engineering new products largely with existing proven technology. Though we are in the process of product redesign, we do not expect that R&D costs as a percentage of sales will be significant for the foreseeable future.

	Three months ended June,
	2017	2016
	(in thousands)
Interest and finance expense	$-	$339

Interest expense for the three months ended June 30, 2016 included $319,000 of interest expense related to bridge financing that was converted to equity as part of the initial public offering in July 2016. Also during that period, we incurred interest expense related to accounts receivable factoring that is not being used during the current three months ended June 30, 2017.

	Three months ended June 30,
	2017	2016
	(in thousands)
Income tax provision	$-	$-

Income tax expense generally consists of state income taxes due or paid in the states in which we operate. We have not recognized a deferred tax benefit for the operating losses generated during the periods due to the uncertainty that we will generate taxable income in the future that will allow us to utilize the benefit.

Six Months ended June 30, 2017 Compared to Six Months ended June 30, 2016

Results of Operations

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes herein.

	Six months ended June 30,
	2017	2016
	(in thousands)
Net sales	$1,138	$2,220

Net sales for the six months ended June 30, 2017 decreased approximately 49% to $1.1 million from $2.2 million for the six months ended June 30, 2016. We began to rapidly transition away from memory product sales beginning in the third quarter of 2016. In the six months ended June 30, 2017, gross sales of memory product totaled approximately $197,000. In the six months ended June 30, 2016, gross sales of memory product totaled approximately $1.7 million. In addition, working capital constraints continue to limit our ability to build traction with our action sports camera line.

	Six months ended June 30,
	2017	2016
	(in thousands)
Cost of goods sold	$1,224	$1,743
Gross profit (loss)	$(86)	$477
Gross profit margin	(7.6)%	21.5%

Cost of goods sold decreased approximately $519,000 for the six months ended June 30, 2017 to $1.2 million, compared to $1.7 million for the six months ended June 30, 2016. As a percent of net sales, cost of goods sold increased to 107.6% in the six months ended June 30, 2017 from 78.5% for the six months ended June 30, 2016. Gross profit (loss) in the six months ended June 30, 2017 decreased to $(86,000) from $477,000 in the six months ended June 30, 2016. Gross profit (loss) as a percentage of net sales was (7.6%) in the six months ended June 30, 2017, compared to 21.5% in the six months ended June 30, 2016. In general, gross profit as a percentage of net sales is a result of a combination of factors, including product mix, customer mix, and specific pricing decisions. These factors can affect a significant change in gross profit as a percentage of net sales from one period to the next, particularly when sales are relatively low. Specific to the current six months ended June 30, 2017, we right-priced our product to be more competitive in the action sports camera space, selling at lower margins in the first quarter of 2017. In addition, in the first quarter of 2017, we sold certain memory products, for which we no longer had a customer base, below cost.

	Six months ended June 30,
	2017	2016
	(in thousands)
Selling and marketing	$1,027	$1,227
General and administrative	$2,683	$1,470

Sales and marketing for the six months ended June 30, 2017 decreased approximately 16%, to $1.0 million, compared to $1.2 million for the six months ended June 30, 2016. The decrease in sales and marketing expense was significantly attributable to the decrease in headcount in our sales department as well as a decrease in expenses that vary directly with sales.

General and administrative expenses for the six months ended June 30, 2017 increased by approximately 82% to $2.7 million compared to $1.5 million in the six months ended June 30, 2016. There were increases in cost related to being a public company that included increases in non-cash, stock-based compensation, professional services and the new cost of directors’ and officers’ insurance. Stock-based compensation was $659,000 in the six months ended June 30, 2017 as compared to $179,000 in the six months ended June 30, 2016.

	Six months ended June 30,
	2017	2016
	(in thousands)
Research and development (“R&D”)	$150	$114

R&D for the six months ended June 30, 2017 increased approximately 32% to $150,000, compared to $114,000 for the six months ended June 30, 2016. The increase is most significantly related to the hiring of an employee who is working on new product procurement and design. With respect to our products, the basic functional technology we use has changed very little over time, therefore, our R&D spending has primarily related to enhancing existing functionality, introducing new functions within existing products, and designing and engineering new products largely with existing proven technology. Though we are in the process of product redesign, we do not expect that R&D costs as a percentage of sales will be significant for the foreseeable future.

	Six months ended June 30,
	2017	2016
	(in thousands)
Interest and finance expense	$1	$787
Gain on settlement of customer refund	$(68)	$—

For the six months ended June 30, 2016 we incurred approximately $691,000 in amortization of debt discount and deferred financing costs related to bridge loan financing. Also during that period, we incurred interest expense related to accounts receivable factoring that is not being used during the six months ended June 30, 2017. Gain on settlement of customer refund of $68,000 is the amortization of a $340,000 deferred gain that resulted from a settlement agreement on a customer refund from fiscal 2012.

	Six months ended June 30,
	2017	2016
	(in thousands)
Income tax provision	$—	$—

No income tax expense was recognized in the six-month periods ended June 30, 2017 and 2016. We have not recognized a deferred tax benefit for the operating losses generated during the periods due to the uncertainty that we will generate taxable income in the future that will allow us to utilize the benefit.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity throughout the six months ended June 30, 2017 and 2016 have been our initial public offering, cash raised in private placements of common stock and accounts receivable.

In June 2015, we secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4.0 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. As of June 30, 2017, there was no balance owed on this facility. The facility automatically renews annually at year-end unless terminated with 30 days notice.

On July 13, 2016, we closed an initial public offering and received net proceeds of $8,151,000.

In November 2016, we issued 484,848 shares of common stock in a Private Placement receiving net proceeds of approximately $672,000.

In March and April 2017, the Company issued additional shares pursuant to a Private Placement Memorandum, issuing 342,000 shares receiving net proceeds of approximately $419,000. In May and June 2017, the Company issued convertible promissory notes for total proceeds of $340,000.

Discussion of Cash Flows

	Six months ended June 30,
	2017	2016	Change
	(in thousands)
Net cash used in operating activities	$(2,273)	$(2,152)	$(121)
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	859	2,185	(1,326)
Net increase (decrease) in cash	$(1,414)	$33	$(1,447)

Operating Activities

Net cash used in operating activities in the six months ended June 30, 2017 was approximately $2.3 million, due primarily to the net loss of $3.9 million. The loss as a use of cash was partially offset by using existing inventory for sales during the quarter, by collections of accounts receivable related to first quarter sales and by a $331,000 increase in accounts payable. One other significant use of cash was a net $504,000 reduction in amounts due to customers. Net cash used in operating activities in the six months ended June 30, 2016 was approximately $2.2 million, due primarily to the net loss of $3.1 million, partially offset by certain non-cash expense items that include $691,000 of amortization of deferred debt issuance costs and debt discount. An increase in accounts receivable of $513,000 as a use of cash was attributable to sales at the end of the quarter and was offset by an increase in accounts payable of $445,000 as a source of cash. There was also a $396,000 increase in inventory as a use of cash and an increase in accrued expenses of $317,000 as a source of cash that was largely attributable to the accrual of inventory in transit at June 30, 2016.

Investing Activities

Our current operating structure does not depend upon a significant investment in capital equipment or operating facilities. Substantially all of our manufacturing is conducted offshore by third party manufacturers. Our warehouse is leased under a one-year operating lease. For the six months ended June 30, 2017 and 2016, we used no cash in investing activities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $859,000 and was attributable to issuance of common stock pursuant to a private placement memorandum and the issuance of convertible promissory notes. Net cash provided by financing activities for the six months ended June 30, 2016 was approximately $2.2 million and was attributable to the bridge loan financing and preferred stock issuances during the first six months of 2016.

Debt Instruments

As of June 30, 2017, debt instruments include two convertible notes payable with a total principal amount of $38,000 due in 2015 that remain unpaid and $340,000 in convertible promissory notes.

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

Our current cash balance is not sufficient to fund the operation for the remainder of 2017. As such, the Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. We will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we would likely need to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we raise additional funds through collaboration and licensing agreements with third parties, it may be necessary to relinquish valuable rights to our product candidates, technologies or future revenue streams or to grant licenses on terms that may not be favorable to us. For additional risks associated with our substantial capital requirement, please see “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

We have entered into an agreement that is intended to culminate in a merger as well as a spin-off of our camera business (see Note 3). This potential transaction is expected to result in a surviving entity that would be better capitalized. The transaction requires shareholder approval and there can be no assurance that shareholder approval will be obtained or that, if approved by shareholders, the proposed transaction will be completed.

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

Inventories

Inventory is stated at the lower of cost or market, with cost being determined on the weighted average cost method of accounting. We purchase finished goods and materials to assemble kits in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit our ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. Our policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of inventory to market value. As of June 30, 2017 and December 31, 2016, inventory on hand was comprised primarily of finished goods ready for sale and packaging materials.

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

The carrying amount for other financial instruments, which include cash, accounts receivable, accounts payable, and line of credit, approximate fair value based upon their short-term nature and maturity.

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

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rule and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriated, to allow timely decision regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic Securities and Exchange Commission filing is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Our management has determined that we had a material weakness in our internal control over financial reporting as of June 30, 2017 and December 31, 2016 relating to the design and operation of our closing and financial reporting processes. We have concluded that this material weakness in our internal control over financial reporting is due to the fact that we do not yet have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

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

Notwithstanding the material weakness that existed as of June 30, 2017 and December 31, 2016, our management has concluded that the consolidated financial statements presented in this filing present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the period ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On February 16, 2016, the Company received a letter from GoPro, Inc., or GoPro, alleging that the Company infringes on at least five U.S. patents held by GoPro, and requesting to confirm in writing that the Company will permanently cease the sale and distribution of its Villain camera, along with any camera accessories, including the waterproof camera case and standard housing. The five patents specifically identified by GoPro in the letter were U.S. Patent No. D710,921: camera housing design, U.S. Patent No. D702,747: camera housing design, U.S. Patent No. D740,875: camera housing design, U.S. Patent No. D737,879: camera design and U.S. Patent No. 721,935: camera design. Based upon our preliminary review of these patents, the Company believes it has some defenses to GoPro’s allegations, although there can be no assurance that the Company will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, we have begun marketing and selling the camera under the name “Monster Vision” and phasing out the “Villain” name. We have had no correspondence from GoPro since instituting the name change.

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

Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum stockholders’ equity of $2.5 million. On April 17, 2017, we received a deficiency notice from NASDAQ notifying us that, based on our Form 10-K for the year ended December 31, 2016, NASDAQ determined that our stockholders' equity does not comply with the minimum $2.5 million stockholders' equity requirement for continued listing on The NASDAQ Capital Market. NASDAQ provided us with 45 calendar days, or until June 1, 2017, to submit a plan to regain compliance with the minimum stockholders' equity standard. The plan to regain compliance was accepted and NASDAQ granted an extension until October 14, 2017 to evidence compliance. If we do not regain compliance by October 14, 2017, or if we fail to satisfy another NASDAQ requirement for continued listing, NASDAQ staff could provide notice that our common stock will become subject to delisting. In such event, NASDAQ rules permit us to appeal the decision to reject its proposed compliance plan or any delisting determination to a NASDAQ Hearings Panel.

On June 15, 2017, we received a letter from NASDAQ notifying the Company that it is not in compliance with NASDAQ Listing Rule 5810(b) that requires us to maintain a minimum bid price of One Dollar ($1.00) per share. This determination was based upon the closing bid price of the Company’s common stock for the preceding thirty (30) consecutive business days. NASDAQ has provided the Company with 180 calendar days, or until December 12, 2017, to regain compliance by maintaining a closing bid price of One Dollar ($1.00) for at least Ten (10) consecutive business days. The Company is presently evaluating various courses of action to regain compliance. In the event the Company does not regain compliance, the Company may be eligible for additional time, however, there can be no assurance that the Company will regain compliance by December 12, 2017, or that, if it does not, will be granted further time to regain compliance. If the Company fails to satisfy this listing requirement, or any other NASDAQ requirement for continued listing, NASDAQ staff could provide notice that the Company’s common stock will become subject to delisting.

The NASDAQ notices have no immediate effect on the listing of our common stock on the NASDAQ Capital Market. However, we cannot assure you that we will be able to meet these or other continued listing requirements of NASDAQ. If our common stock loses its status on the NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from the NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2017, the Company issued a Private Placement Memorandum (“PPM”) to raise up to total of $2,000,000. In March 2017, the Company issued 70,000 shares at $1.50 per share and 203,478 shares at $1.15 per share pursuant to the PPM for aggregate gross proceeds of $339,000 and net proceeds, after deducting for commission and placement agent fees and expenses, of approximately $307,000. In April 2017, the Company issued an additional 116,000 shares at $1.15 for aggregate gross proceeds of $133,400 and net proceeds, after deducting for commission, of approximately $112,000.

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
Date: August 21, 2017

By:	/s/ DAVID OLERT	By	/s/ DAVID H. CLARKE
	Name: David Olert		Name: David H. Clarke
	Title: Chief Financial Officer (Principal Financial and Accounting Officer)		Title: Chief Executive Officer (Principal Executive Officer and duly authorized officer)