Form 10-Q
period 2017-09-30
Monster Digital, Inc.
filed 2017-11-08
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 9,420,681 shares of common stock, par value $.0001 per share, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2017	December 31, 2016
	(unaudited)	(Note 1)
ASSETS
Current assets
Cash	$174	$1,453
Accounts receivable, net of allowances of $271 and $253, respectively	127	856
Inventories	498	1,105
Prepaid expenses and other	257	619
Total current assets	1,056	4,033
Trademark, net of amortization of $283 and $185, respectively	2,319	2,417
Deposits and other assets	14	14
Total assets	$3,389	$6,464
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Line of credit	$107	$—
Accounts payable	624	268
Accrued expenses	1,506	1,786
Customer refund	1,336	1,840
Due to related parties	34	44
Notes payable	1,270	38
Total current liabilities	4,877	3,976
Commitments and contingencies
Shareholders’ (deficit) equity
Preferred stock; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 9,420,681 and 7,785,011 shares issued and outstanding, respectively	1	1
Additional paid-in capital	35,986	34,575
Accumulated deficit	(37,475)	(32,088)
Total shareholders’ (deficit) equity	(1,488)	2,488
Total liabilities and shareholders’ (deficit) equity	$3,389	$6,464

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Net sales	$138	$779	$1,277	$2,999
Cost of goods sold	208	687	1,432	2,430
Gross profit (loss)	(70)	92	(155)	569

Operating expenses
Research and development	19	54	170	168
Selling and marketing	259	550	1,286	1,777
General and administrative	1,124	1,852	3,807	3,322
Total operating expenses	1,402	2,456	5,263	5,267
Operating loss	(1,472)	(2,364)	(5,418)	(4,698)
Other (income) expense, net
Interest and finance expense	36	25	37	812
Gain on conversion of debt	—	(557)	—	(557)
Gain on settlement of customer refund	—	—	(68)	—
Total other (income) expense	36	(532)	(31)	255
Loss before income taxes	(1,508)	(1,832)	(5,387)	(4,953)
Provision for income taxes	—	2	—	2
Net loss	$(1,508)	$(1,834)	$(5,387)	$(4,955)

Loss per share
Basic and diluted	$(0.16)	$(0.27)	$(0.62)	$(1.05)
Number of shares used in computation
Basic and diluted	9,361	6,909	8,684	4,721

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2016	7,785,011	$1	—	$—	$34,575	$(32,088)	$2,488
Issuance of common stock, net of issuance costs	516,957	—	—	—	419	—	419
Issuance of common stock pursuant to stock option plan	825,610	—	—	—	—	—	—
Issuance of common stock pursuant to consulting arrangements	82,500	—	—	—	—	—	—
Warrant exercise	38,189	—	—	—	—	—	—
Warrants issued in connection with convertible notes	—	—	—	—	44	—	44
Conversion of related party debt into equity	172,414	—	—	—	100	—	100
Amortization of non-cash stock-based compensation	—	—	—	—	848	—	848
Net loss	—	—	—	—	—	(5,387)	(5,387)
Balance September 30, 2017	9,420,681	$1	—	$—	$35,986	$(37,475)	$(1,488)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(5,387)	$(4,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	848	943
Amortization of deferred debt issuance costs and debt discount	4	740
Amortization of trademark	98	98
Gain on settlement of customer refund	(68)	—
Gain on conversion of debt to common stock	—	(557)
Provision for doubtful accounts	20	153
Changes in operating assets and liabilities:
Accounts receivable	709	(437)
Inventories	607	(1,156)
Prepaid expenses and other	362	(299)
Accounts payable	356	(633)
Accrued expenses	(212)	(124)
Customer refund	(504)	(10)
Due to related parties	(10)	—
Net cash used in operating activities	(3,177)	(6,237)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	2,393
Issuance of common stock, net of issuance cost	419	—
Proceeds from issuance of convertible notes	1,346	—
Debt discount	(74)	—
Short term loan – related party	100	—
Proceeds from the issuance of IPO common stock and warrants	—	8,151
IPO costs	—	(689)
Payments of bridge financing	—	(462)
Proceeds from issuance of bridge financing	—	406
Payments on trademark note payable	—	(450)
Proceeds from credit facility	107	581
Payments on credit facility	—	(785)
Deferred financing costs	—	(57)
Net cash provided by financing activities	1,898	9,088
Net (decrease) increase in cash	(1,279)	2,851
Cash, beginning of the period	1,453	119
Cash, end of the period	$174	$2,970
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1	$55
Non-cash investing and financing activities:
Conversion of related party debt into equity	$100	$—
Warrants issued in connection with notes payable	$44	—
Exchange of debt for equity upon IPO	$—	$3,520
Reclassification of deferred IPO costs	$—	$619

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

Basis of Presentation:  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the SEC’s instructions for interim financial information. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2016 which are included in Form 10-K filed by the Company on March 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim periods. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2017. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates taking into consideration discrete items occurring in a quarter. The consolidated balance sheet as of December 31, 2016 is derived from the 2016 audited financial statements.

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

Accounts Receivable:  Accounts receivable are carried at original invoice amount less allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of September 30, 2017 and December 31, 2016, the allowance for doubtful accounts was approximately $271,000 and $253,000, respectively.

Inventories:  Inventories are stated at the lower of cost or market, with cost being determined on the weighted average cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause a write-down of inventory. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its market value. As of September 30, 2017 and December 31, 2016, inventory on hand was comprised primarily of finished goods ready for sale and packaging and supplies.

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

The carrying amount for other financial instruments, which include cash, accounts receivable, accounts payable and notes payable, approximate fair value based upon their short-term nature and maturity.

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

Shipping and Handling Costs:  Historically, the Company has not charged its customers for shipping and handling costs, which is a component of marketing and selling expenses. These costs totaled approximately $18,000 and $24,000 in the three months ended September 30, 2017 and 2016, respectively, and approximately $71,000 and $118,000 in the nine months ended September 30, 2017 and 2016, respectively.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. As of September 30, 2017 and December 31, 2016, there are no known uncertain tax positions.

The Company’s policy is to classify the liability for unrecognized tax benefits as current to the extent that it is more likely than not to be realized upon settlement and to the extent that the Company anticipates payment (or receipt) of cash within one year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the tax provision.

Product Warranty:  The Company’s memory products are sold under various limited warranty arrangements ranging from three years to five years on solid state drives and a limited lifetime warranty on all other products. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products to the manufacturer. As of September 30, 2017 and December 31, 2016, the Company has established a warranty reserve of $96,000 and $118,000, respectively. The warranty reserve is included in accrued expenses in the accompanying consolidated balance sheets.

Research and Development:  The Company incurs costs to improve the appeal and functionality of its products. Research and development costs are charged to expense when incurred.

Earnings (Loss) per Share:  Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated similarly but includes potential dilution from the exercise of common stock warrants and options and conversion of debt to equity, except when the effect would be anti-dilutive. Earnings (loss) per share are computed using the “treasury stock method.” At September 30, 2017, outstanding warrants to acquire 4,421,676 shares of common stock (2,025,000 issued further to the Offering, 1,405,007 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering and 991,669 other warrants), 16,834 stock options, and $1,346,500 in convertible notes payable have been excluded from the computation of diluted loss per share because their effect was anti-dilutive. At September 30, 2016, outstanding warrants to acquire 3,755,100 shares of common stock (2,025,000 issued further to the Offering, 1,405,007 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering, and 325,093 other warrants), and $38,000 in convertible notes payable have been excluded from the computation of diluted loss per share because their effect was anti-dilutive.

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

NOTE 2 — GOING CONCERN

As of September 30, 2017, the Company has incurred cumulative net losses from its inception of approximately $37 million, has incurred a year to date loss of approximately $5.4 million, and has negative operating cash flows, a working capital deficit and stockholders’ deficit. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. In response to this uncertainty, Management has taken certain measures in 2016 and to date in 2017 and has plans for the remainder of 2017 and beyond, with the objective of alleviating this concern. They include the following:

•	In the nine months ended September 30, 2017, the Company raised approximately $419,000, net of offering costs, upon the issuance of restricted stock and $1,340,500 upon the issuance of convertible debt. The Company continues to seek funding in order to support its operations to include an offer to warrant holders to exercise warrants for the purchase of stock at a reduction to the original warrant exercise price.

•	The Company has entered into an agreement that is intended to culminate in a merger as well as a spin-off of its camera business (see Note 3). This potential transaction is expected to result in a surviving entity that would be better capitalized.

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

NOTE 3 — POTENTIAL MERGER

On July 3, 2017, the Company entered into an Agreement and Plan of Merger with Innovate Biopharmaceuticals, Inc. (“Innovate”). The Merger Agreement is filed as Exhibit 2.1 to the Company’s Form 8K filed with the Securities and Exchange Commission on July 6, 2017 and this discussion regarding the potential merger should be read in conjunction with the Merger Agreement. Under the terms of the Merger Agreement, pending stockholder approval of the transaction, the Company will merge into Innovate with Innovate surviving the Merger and becoming a wholly-owned subsidiary of the Company. Subject to the terms of the Merger Agreement, at the effective time of the Merger, Innovate stockholders will receive a number of newly issued shares of the Company’s common stock determined using an exchange ratio defined in the Merger Agreement. The exchange ratio will be based on a pre-transaction valuation of $60 million for Innovate’s business and $6 million for the Company’s business. As a result, current stockholders of the Company would collectively own approximately 9% and Innovate stockholders would collectively own approximately 91% of the combined company on a pro-forma basis, subject to adjustment based on the Company’s net cash balance and the relative capitalization of the two companies at closing, as described more fully in the Merger Agreement. Following the Merger, stockholders of Innovate will become the majority owners of the Company.

On September 27, 2017, Monster Digital, Inc. transferred all of its businesses and assets, including all shares of SDJ Technologies, Inc., and those liabilities of the Company not assumed by Innovate further to the Merger to MD Holding Co. Inc., a wholly owned subsidiary. If approved by the stockholders of the Company, the shares of MD Holding Co., Inc. are expected to be spun off pro rata to holders of the Company’s common stock immediately prior to the Merger (the “Spin-Off”).

The Company filed a definitive Schedule 14A, Information Required in a Proxy Statement with the Securities and Exchange Commission on October 12, 2017 in order to obtain the required stockholder approval for the Merger transaction and the Spin-Off referenced above, as well as other related matters. There can be no assurance that such stockholder approval will be attained or that, if such stockholder approval is attained, the Merger transaction will be completed or the Spin-Off consummated.

NOTE 4 — DEBT AND EQUITY FINANCING

Credit Facility

In June 2015, the Company secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. Upon the execution of this contract, the balance owed under a prior credit facility was repaid and that contract was terminated. There was $107,000 outstanding under this facility as of September 30, 2017 and no amount outstanding as of December 31, 2016. There are no financial or similar covenants associated with this facility.

Convertible Debt Financing

On July 24, 2017, the Company entered into a Private Placement Engagement Agreement with WestPark Capital, Inc. for the purpose of raising up to $1,150,000 in convertible debt. An aggregate of $540,000 in convertible debt raised in June and July 2017 prior to the consummation of the WestPark Capital, Inc. agreement are under the same terms. The Promissory Notes bear interest at 15% and are convertible to common stock concurrent with a potential merger (see Note 3) at the lesser of $0.75 per share or 75% of the average market value of the Company’s common stock for the five days preceding the consummation of such merger. Otherwise, the Notes become due March 31, 2019. For every $2.50 in note principal purchased, investors receive one warrant, exercisable for five years, to purchase shares of common stock at $2.00. The Company has raised $1,346,500 pursuant to this agreement and, as of September 30, 2017, a total of $1,346,500 in principal of the convertible Notes remains outstanding. As of September 30, 2017 and December 31, 2016, a total of $38,000 in principal of convertible Notes payable that matured in the second quarter of 2015 remains outstanding.

Promissory Notes

From October 2015 through March 7, 2016, the Company issued promissory notes; the notes were due and payable at the earlier of one year from the date of issuance or the closing date of the Company’s initial public offering, bore an interest rate of 15% that was accrued upon issuance, irrespective of whether the promissory note was outstanding for part or full term until maturity, and had a loan origination fee of $.225 for each dollar loaned. The loan origination fee associated with the notes as of September 30, 2016 was $756,000 and was recorded as accrued interest and debt discount to the notes payable and is being amortized over the life of the notes. Debt discount amortized as interest expense in the three and nine months ended September 30, 2016 was approximately $25,000 and $389,000, respectively. All principal, fees and interest were payable on the due date. In July 2016, the Company completed the Offering whereby 90% of the outstanding promissory notes totaling $3,024,000 were converted to 672,000 shares of common stock and 672,000 warrants at the offering price of $4.50 per share. The 15% accrued interest and the 22.5% origination fee were waived as part of the conversion. The remaining, unconverted $336,000 of promissory notes were paid out of the proceeds of the Offering along with the accrued interest and origination fee attributable to those notes. No balance is due as of September 30, 2017 and December 31, 2016.

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

Notes payable consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Notes payable, convertible debt	$38	$38
Convertible notes payable, net of debt discount of $40 and net of issuance cost of $75	1,232	—
Total	$1,270	$38

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Royalties	$375	$125
Reserve for charges against sales	196	334
Accrued purchase orders	150	158
Deferred gain	273	—
Due to customer for promotion credits	59	445
Others	453	724
Total	$1,506	$1,786

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock Purchase Warrants:   In 2016, the Company issued warrants to acquire 3,755,100 shares of common stock, 2,025,000 issued further to the Offering and 1,405,007 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering. In March and April 2016, the Company issued 171,000 warrants to purchase shares of common stock at $2.00 per share in connection with the issuance of restricted stock. In May 2017, 39,392 warrants to purchase common stock at $0.0052 were exercised, in a cashless exercise, in exchange for the net equivalent shares of common stock. In June 2016, 102,041 warrants to purchase shares of common stock at $2.00 per share were issued in connection with the conversion of debt to equity. In the three months ended September 30, 2017, 538,600 warrants to purchase shares of common stock at $2.00 per share were issued in connection with the issuance of convertible promissory notes. As of September 30, 2017 and December 31, 2016, warrants to purchase 4,421,676 and 3,991,015 shares of common stock, respectively, are outstanding. Unexercised warrants will expire from 2017 to 2025.

The Company filed Tender Offer Statements with the Securities and Exchange Commission on October 13, 2017, offering the Company’s warrant holders the opportunity to purchase one share of common stock for each warrant held at a price of $0.45. The consummation of the offer is dependent upon stockholder approval and said approval is presented as a proposal to stockholders in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on October 12, 2017. The proceeds of the offer will be held in escrow pending the result of the shareholder vote. The offer expires on November 17, 2017.

Restricted Shares:  In August 2015, the Company issued 84,170 shares of restricted common stock to the Company’s Chairman of the Board pursuant to a consulting agreement. The consulting agreement was effective in May 2015.

In August 2015, the Company issued 382,575 shares of restricted common stock in connection with the Trademark License Agreement with Monster, Inc. The fair value of the 382,575 shares approximating $2,103,000 were recorded as part of the Trademark in August 2015. In regards to the valuation of the Company’s common stock, the Board of Directors (“Board”) engaged an independent third party valuation of the Company.

In August 2016, the Company authorized the issuance of 40,000 shares of restricted common stock pursuant to a services agreement with an investment relations firm and recognized $7,000 and $21,000 of compensation expense related to restricted shares in the three and nine months ended September 30, 2017, respectively. In addition, the Company authorized the issuance of 125,000 shares of restricted common stock to Jawahar Tandon pursuant to a consulting agreement and recognized the full $563,000 of compensation expense related to the restricted shares during the year ended December 31, 2016.

In November 2016, the Company entered into a securities purchase agreement providing for the issuance and sale to an investor of 333,333 shares of our common stock. The shares issued in the Private Placement were sold at a purchase price per share of $1.50, for aggregate gross proceeds to us of approximately $500,000 and aggregate net proceeds to us, after deducting for placement agent fees and expenses, of approximately $446,000. The investor was issued an additional 80,000 shares in May 2017 in a non-cash transaction. The additional share issuance was intended to adjust the aggregate shares awarded to the investor in relation to future investment rounds that were transacted at $1.15 per share. Under the same Private Placement Memorandum, the Company issued 151,515 shares of restricted common stock to its Chairman of the Board at a purchase price of $1.65 per share for gross proceeds of $250,000 and net proceeds of approximately $226,000.

In March 2017, the Company issued 226,000 shares of common stock at $1.50 per share pursuant to a Private Placement Memorandum for aggregate gross proceeds of $339,000 and net proceeds, after deducting for commission and placement agent fees and expenses, of approximately $307,000. These shareholders were issued an additional 47,478 shares in July 2017 in a non-cash transaction to adjust the aggregate shares awarded to those investors in relation to a future investment round at $1.15. In April 2017, the Company issued an additional 116,000 shares at $1.15 for aggregate gross proceeds of $133,400 and net proceeds, after deducting for commission, of approximately $112,000.

On June 23, 2017, the Company issued 172,414 shares of common stock at $0.58 per share in exchange for a $100,000 promissory note dated June 7, 2017 due to GSB Holdings, Inc., a family owned company of David Clarke, the Company’s CEO and Chairman of the Board. The issuance price was $0.05 greater than the closing price of the Company’s common stock on the issuance date.

During the second quarter of 2017, the Company issued 87,500 fully vested shares of restricted common stock and recognized $56,150 of non-cash, stock-based compensation at the time of issuance. The Company issued 15,000 of the 87,500 shares for product marketing, 12,500 shares pursuant to an employee severance agreement, 25,000 additional shares to its investor relations firm and 35,000 shares as compensation for the activities of a special committee of its Board.

Also, during the second quarter of 2017, the Company issued 95,000 shares of restricted common stock to certain employees. During the three and nine months ended September 30, 2017, the Company recognized $8,000 and $14,000 of non-cash, stock-based compensation, respectively. Another $53,000 of stock-based compensation remains to be amortized over 19 months.

During the three months ended September 30, 2017, the Company issued 30,000 shares of restricted stock to the three independent members of its Board, recognizing $16,000 of non-cash, stock-based compensation with $16,000 remaining to be amortized over three months.

Preferred Stock: In March 2016, the Company issued a confidential Private Placement Memorandum (“PPM”) for a maximum of 3,000,000 shares of Series A Convertible Preferred Stock, with a purchase price of $1.00 per share and convertible into one share of the Company’s common stock and having an 8%, noncumulative dividend. Pursuant to the PPM, as of June 30, 2016, 2,802,430 shares of Series A Preferred Stock were subscribed for net proceeds of approximately $2.4 million. In July 2016, the Company completed the Offering in which all shares of Series A referred Stock was converted into 622,762 shares of common stock and 622,762 warrants at the public offering price of $4.50 per share and the issuance of 134,044 shares of common stock further to the conversion.

NOTE 7 — STOCK OPTIONS

In 2012, the Company’s Board approved the 2012 Omnibus Incentive Plan (the “Plan”) which allows for the granting of stock options, stock appreciation rights, awards of restricted stock and restricted stock Units, stock bonuses and other cash and stock-based performance awards. A total of 970,350 shares of common stock have been approved and reserved for issuance under the Plan, which includes a 600,000 share increase approved by the Company’s stockholders in May 2016. During the nine months ended September 30, 2017, no options were granted under the Plan. In addition, during the nine months ended September 30, 2017 and 2016, 46,100 and 51,512 options, respectively, were forfeited for employees who were no longer with the Company and were returned to the pool of available options. There were 150,049 and 778,949 shares of common stock available to grant as options or restricted stock at September 30, 2017 and December 31, 2016, respectively.

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

A summary of significant assumptions used to estimate the fair value of the stock options granted in 2016 are as follows:

Weighted average fair value of options granted	$1.70
Expected term (years)	6.0 to 10.0
Risk-free interest rate	1.21% to 1.51%
Volatility	45.4%
Dividend yield	None

A summary of option activity for the Plan as of September 30, 2017 and changes for the nine months then ended are represented as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding January 1, 2017	62,934	$4.50	9.50	$—
Granted	—	—	—	—
Forfeited	(46,100)	—	—	—
Outstanding at September 30, 2017	16,834	$4.50	8.75	$—

The following table summarizes restricted share activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding January 1, 2017	128,467	$3.87
Granted	1,124,103	1.18
Vested	(622,570)	1.21
Forfeited	(70,000)	3.06
Outstanding at September 30, 2017	560,000	$1.46

The Company recorded non-cash stock-based compensation related to stock options and restricted stock of $189,000 and $848,000 during the three and nine months ended September 30, 2017, respectively. The Company recorded $943,000 non-cash stock-based compensation in the nine months ended September 30, 2016.

As of September 30, 2017, the total compensation expense related to unvested options and restricted stock not yet recognized totaled approximately $384,000. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options and restricted stock not yet recognized at September 30, 2017 was approximately 10 months.

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

NOTE 9 — INCOME TAXES

For the nine months ended September 30, 2017 and 2016, the income tax provision recorded was $0 and $2,000, respectively. The Company’s income tax provision generally consists of state income taxes currently paid or payable.

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

NOTE 10 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers:

Approximately 20%, 15% and 14% of the Company’s gross sales were made to three customers for the nine months ended September 30, 2017. At September 30, 2017, the amount included in outstanding accounts receivable related to these customers was approximately $251,000. Approximately 42% of the Company’s gross sales were made to one customer for the nine months ended September 30, 2016.

Vendors:

Approximately 97% of the Company’s purchases were provided by three vendors for the nine months ended September 30, 2017. At September 30, 2017, the amount in accounts payable related to these vendors was approximately $6,000. Approximately 95% of the Company’s purchases were provided by three vendors for the nine months ended September 30, 2016.

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

For the three months ended September 30, 2017 and 2016, royalty expense amounted to approximately $125,000. For the nine months ended September 30, 2017 and 2016, royalty expense amounted to approximately $375,000 and $246,000, respectively, and is included as a component of selling and marketing expenses in the accompanying consolidated statements of operations. At September 30, 2017, $375,000 is due for royalties and the Company is not in compliance with the royalty payment schedule.

Operating Lease

The Company occupied executive offices in Simi Valley, CA pursuant to a lease through January 31, 2018. Effective as of March 31, 2017, the Company terminated the lease by mutually accepted and favorable terms with the lessor. Effective April 1, 2017, the Company entered into a one-year lease for warehouse space in Ontario, CA.

Customer Payment Agreement

In July 2015, the Company entered into an agreement with a customer under which the Company will pay the customer a total of $835,000 owed to the customer for promotional and other credits related to sales that occurred in 2014. The credits were accrued as contra-sales in 2014. Under the terms of the agreement, there is no interest and the Company will make 12 monthly payments of $65,000 beginning in August 2015, and one final payment of $65,000 in August 2016. The Company is not in compliance with the payment agreement and the balance owed is $57,000 at September 30, 2017.

In January 2017, the Company entered into an agreement with a customer under which the Company settled an amount due of $1.84 million for $1.5 million, recording a $341,000 deferred gain and recognizing a current period gain of $68,000. The settlement included an initial payment of $250,000 with the remaining balance to be paid in monthly installments through December 2018. The Company and the customer entered into an addendum to the agreement in September 2017 whereby the customer agreed to accept a one-time payment of $600,000. The funds for this payment are from an investor who was offered shares of common stock below market and, as such, are held in escrow pending shareholder approval as one of the proposals in the Company’s proxy. The addendum, and consequently the offer to accept this one-time payment, become null and void if payment is not released from escrow by November 30, 2017 at which time the original January 2017 settlement will remain in full force.

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

Class Complaint

On September 15, 2017, a putative class action complaint (the “ Class Complaint”) was filed in the United States District Court for the Central District of California against the Registrant, David H. Clarke, the Registrant’s Chief Executive Officer and a member of the Company’s Board (“Clarke”), Jonathan Clark (“Clark”), the Company’s Interim President and a member of the Registrant’s Board, Robert Machinist (“Machinist”), a member of the Registrant’s Board, Christopher Miner (“Miner”), a member of the Company’s Board and Steven Barre (“Barre”), a member of the Company’s Board (Messrs. Clarke, Clark, Machinist, Miner and Barre are hereinafter referred to as the “Individual Defendants”).

The Class Complaint seeks class status on behalf of all of the Company’s public shareholders persons and alleges violations by the Company and the Individual Defendants of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder, and secondary control person liability against the Individual Defendants under Section 20(a) of the Exchange Act primarily related to the Merger. The Class Complaint seeks to enjoin the Company and the Individual Defendants from proceeding with an anticipated stockholder vote on the Merger or consummating the Merger, unless and until the Company discloses certain alleged material information which the Class Complaint alleges has been omitted from the Proxy or in the event the Merger is consummated, to recover an unspecified amount of damages resulting from the Individual Defendants’ alleged violations Sections 14(a) and 20(a) of the Exchange Act.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Class Complaint are without merit and the Company and the Individual Defendants intend to defend themselves vigorously against such allegations and claims.

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

On July 3, 2017, our Company entered into an Agreement and Plan of Merger with Innovate Biopharmaceuticals, Inc. (“Innovate”). The Merger Agreement is filed as Exhibit 2.1 to the Company’s Form 8K filed with the Securities and Exchange Commission on July 6, 2017 (the “Merger Agreement”) and this discussion regarding the potential merger (the “Merger”) should be read in conjunction with the Merger Agreement. Under the terms of the Merger Agreement, pending stockholder approval of the transaction, the Company will merge into Innovate with Innovate surviving the Merger and becoming a wholly-owned subsidiary of the Company. Subject to the terms of the Merger Agreement, at the effective time of the Merger, Innovate stockholders will receive a number of newly issued shares of the Company’s common stock determined using an exchange ratio defined in the Merger Agreement. The exchange ratio will be based on a pre-transaction valuation of $60 million for Innovate’s business and $6 million for the Company’s business. As a result, current stockholders of the Company would collectively own approximately 9% and Innovate stockholders would collectively own approximately 91% of the combined company on a pro-forma basis, subject to adjustment based on the Company’s net cash balance and the relative capitalization of the two companies at closing, as described more fully in the Merger Agreement. Following the Merger, stockholders of Innovate will become the majority owners of the Company.

On September 27, 2017, Monster Digital, Inc. transferred all of its businesses and assets, including all shares of SDJ Technologies, Inc., and those liabilities of the Company not assumed by Innovate further to the Merger to MD Holding Co. Inc., a wholly owned subsidiary. If approved by the stockholders of the Company, the shares of MD Holding Co., Inc. will be spun off pro rata to holders of the Company’s common stock immediately prior to the Merger (the “Spin-Off”).

The Company filed a definitive Schedule 14A, Information Required in a Proxy Statement with the Securities and Exchange Commission on October 12, 2017 in order to obtain the required stockholder approval for the Merger and the Spin-Off, as well as other related matters. There can be no assurance that such stockholder approval will be attained or that, if such stockholder approval is attained, the Merger or Spin-Off will be completed.

We expect to continue to incur operating losses and negative cash flows from operations in the near future and will require additional capital resources to execute strategic initiatives that include the Merger and the Spin-Off.

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

Three Months ended September 30, 2017 Compared to Three Months ended September 30, 2016

Results of Operations

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes herein.

	Three months ended September 30,
	2017	2016
	(in thousands)
Net sales	$138	$779

Net sales for the three months ended September 30, 2017 decreased approximately 82% to $138,000 from $779,000 for the three months ended September 30, 2016. We began to rapidly transition away from memory product sales beginning in the third quarter of 2016. In the three months ended September 30, 2017, gross sales of memory product totaled approximately $4,000. In the three months ended September 30, 2016, gross sales of memory product totaled approximately $487,000. In addition, working capital constraints continue to limit our ability to build traction with our action sports camera line.

	Three months ended September 30,
	2017	2016
	(in thousands except percentages)
Cost of goods sold	$208	$687
Gross profit (loss)	$(70)	$92
Gross profit margin	(50.7)%	11.8%

Cost of goods decreased approximately 70%, which was less than the decrease in sales. As a percent of net sales, cost of goods sold was 150.7% in the three months ended September 30, 2017 as compared to 88.2% for the three months ended September 30, 2016. Gross profit (loss) in the three months ended September 30, 2017 decreased to ($70,000) from $92,000 in the three months ended September 30, 2016. Gross profit (loss) as a percentage of net sales was (50.7%) in the three months ended September 30, 2017, compared to 11.8% in the three months ended September 30, 2016. In general, gross profit as a percentage of net sales is a result of a combination of factors, including product mix, customer mix, and specific pricing decisions. These factors can affect a significant change in gross profit as a percentage of net sales from one period to the next, particularly when sales are relatively low. Specific to the current quarter ended September 30, 2017, we right-priced our product to be more competitive in the action sports camera space, selling at a lower margin, throughout 2017 and, in some cases, have sold hard to move product at cost or below cost. In addition, semi variable and fixed indirect costs became a higher percentage of sales at this significantly lower sales volume.

	Three months ended September 30,
	2017	2016
	(in thousands)
Selling and marketing	$259	$550
General and administrative	$1,124	$1,852

Sales and marketing for the three months ended September 30, 2017 decreased approximately 53%, to $259,000, compared to $550,000 for the three months ended September 30, 2016. The decrease in sales and marketing expense was significantly attributable to a decrease in sales department headcount and to the decrease in costs that vary directly with sales.

General and administrative expenses for the three months ended September 30, 2017 decreased by approximately 39% to $1.1 million compared to $1.9 million in the three months ended September 30, 2016. There were significant decreases in compensation related expenses and consulting expense. In addition, during the three months ended September 30, 2017, we recorded non-cash, stock-based compensation of $189,000 as compared to $829,000 in the three months ended September 30, 2016. These decreases were offset by an increase in legal expense related primarily to the proposed merger.

	Three months ended September 30,
	2017	2016
	(in thousands)
Research and development (“R&D”)	$19	$54

R&D for the three months ended September 30, 2017 decreased approximately 65% to $19,000, compared to $54,000 for the three months ended September 30, 2016. The decrease is most significantly related to the reduction in compensation expense that took effect in June 2017. With respect to our products, the basic functional technology we use has changed very little over time, therefore, our R&D spending has primarily related to enhancing existing functionality, introducing new functions within existing products, and designing and engineering new products largely with existing proven technology. Though we are in the process of product redesign, we do not expect that R&D costs as a percentage of sales will be significant for the foreseeable future.

	Three months ended September,
	2017	2016
	(in thousands)
Interest and finance expense	$36	$25
Gain on conversion of debt	$-	$(557)

Interest expense for the three months ended September 30, 2017 is primarily related to convertible promissory notes issued from June to September 2017. Interest expense in 2016 was primarily related to our accounts receivable factoring facility which is being utilized sparingly. In the three months ended September 30, 2016, a $557,000 gain on debt conversion resulted from bridge loan accrued interest and deferred financing costs converted to common stock as part of our public offering.

	Three months ended September 30,
	2017	2016
	(in thousands)
Income tax provision	$-	$2

Income tax expense generally consists of state income taxes due or paid in the states in which we operate. We have not recognized a deferred tax benefit for the operating losses generated during the periods due to the uncertainty that we will generate taxable income in the future that will allow us to utilize the benefit.

Nine Months ended September 30, 2017 Compared to Nine Months ended September 30, 2016

Results of Operations

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes herein.

	Nine months ended September 30,
	2017	2016
	(in thousands)
Net sales	$1,277	$2,999

Net sales for the nine months ended September 30, 2017 decreased approximately 57% to $1.3 million from $3.0 million for the nine months ended September 30, 2016. We began to rapidly transition away from memory product sales beginning in the third quarter of 2016. In the nine months ended September 30, 2017, gross sales of memory product totaled approximately $154,000. In the nine months ended September 30, 2016, gross sales of memory product totaled approximately $2.2 million. In addition, working capital constraints continue to limit our ability to build traction with our action sports camera line.

	Nine months ended September 30,
	2017	2016
	(in thousands except percentages)
Cost of goods sold	$1,432	$2,430
Gross profit (loss)	$(155)	$569
Gross profit margin	(12.1)%	19.05%

Cost of goods sold decreased approximately $1.0 million for the nine months ended September 30, 2017 to $1.4 million, compared to $2.4 million for the nine months ended September 30, 2016. As a percent of net sales, cost of goods sold increased to 112.1% in the nine months ended September 30, 2017 from 81.0% for the nine months ended September 30, 2016. Gross profit (loss) in the nine months ended September 30, 2017 decreased to $(155,000) from $569,000 in the nine months ended September 30, 2016. Gross profit (loss) as a percentage of net sales was (12.1%) in the nine months ended September 30, 2017, compared to 19.0% in the nine months ended September 30, 2016. In general, gross profit as a percentage of net sales is a result of a combination of factors, including product mix, customer mix, and specific pricing decisions. These factors can affect a significant change in gross profit as a percentage of net sales from one period to the next, particularly when sales are relatively low. Specific to the current nine months ended September 30, 2017, we right-priced our product to be more competitive in the action sports camera space, selling at lower margins throughout 2017 and, in some cases, have sold hard to move product at cost or below cost.

	Nine months ended September 30,
	2017	2016
	(in thousands)
Selling and marketing	$1,286	$1,777
General and administrative	$3,807	$3,322

Sales and marketing for the nine months ended September 30, 2017 decreased approximately 28%, to $1.3 million, compared to $1.8 million for the nine months ended September 30, 2016. The decrease in sales and marketing expense was significantly attributable to the decrease in headcount in our sales department as well as a decrease in expenses that vary directly with sales.

General and administrative expenses for the nine months ended September 30, 2017 increased by approximately 15% to $3.8 million compared to $3.3 million in the nine months ended September 30, 2016. There were increases in cost related to being a public company that included increases in non-cash, stock-based compensation, professional services and the new cost of directors’ and officers’ insurance. These increases were partially offset by decreases in headcount that took effect in the second and third quarters of 2017.

	Nine months ended September 30,
	2017	2016
	(in thousands)
Research and development (“R&D”)	$170	$168

R&D for the nine months ended September 30, 2017 was relatively flat as compared to the nine months ended September 30, 2016. Though there were costs related to new product design in 2017, there have also been reductions in compensation taking effect in the second and third quarters of 2017. With respect to our products, the basic functional technology we use has changed very little over time, therefore, our R&D spending has primarily related to enhancing existing functionality, introducing new functions within existing products, and designing and engineering new products largely with existing proven technology. Though we are in the process of product redesign, we do not expect that R&D costs as a percentage of sales will be significant for the foreseeable future.

	Nine months ended September 30,
	2017	2016
	(in thousands)
Interest and finance expense	$37	$812
Gain on conversion of debt	—	(557)
Gain on settlement of customer refund	$(68)	$—

Interest expense for the nine months ended September 30, 2017 is primarily related to convertible promissory notes issued from June to September 2017. For the nine months ended September 30, 2016 we incurred approximately $740,000 in amortization of debt discount and deferred financing costs related to bridge loan financing. Also during that period, we incurred interest expense related to accounts receivable factoring that has been used sparingly during the nine months ended September 30, 2017. In the nine months ended September 30, 2016, a $557,000 gain on debt conversion resulted from bridge loan accrued interest and deferred financing costs converted to common stock as part of our public offering. In the nine months ended September 30, 2017, a $68,000 gain on settlement of customer refund is the amortization of a $340,000 deferred gain that resulted from a settlement agreement on a customer refund from fiscal 2012.

	Nine months ended September 30,
	2017	2016
	(in thousands)
Income tax provision	$—	$2

No income tax expense was recognized in the nine-month periods ended September 30, 2017 and 2016. We have not recognized a deferred tax benefit for the operating losses generated during the periods due to the uncertainty that we will generate taxable income in the future that will allow us to utilize the benefit.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity throughout the nine months ended September 30, 2017 and 2016 have been our initial public offering, cash raised in private placements of common stock and convertible debt and accounts receivable financing.

In June 2015, we secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4.0 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. As of September 30, 2017, the balance owed on this facility was $107,000. The facility automatically renews annually at year-end unless terminated with 30 days notice.

On July 13, 2016, we closed an initial public offering and received net proceeds of $8,151,000.

In November 2016, we issued 484,848 shares of common stock in a Private Placement receiving net proceeds of approximately $672,000.

In March and April 2017, the Company issued additional shares pursuant to a Private Placement Memorandum, issuing 342,000 shares receiving net proceeds of approximately $419,000. From May through September 2017, the Company issued convertible promissory notes for total gross proceeds of $1,346,500.

On July 24, 2017, the Company entered into a Private Placement Engagement Agreement with WestPark Capital, Inc. for the purpose of raising up to $1,150,000 in convertible debt. An aggregate of $540,000 in convertible debt raised in June and July 2017 prior to the consummation of the WestPark Capital, Inc. agreement are under the same terms. The Promissory Notes bear interest at 15% and are convertible to common stock concurrent with a potential merger (see Note 3) at the lesser of $0.75 per share or 75% of the average market value of the Company’s common stock for the five days preceding the consummation of such Merger. Otherwise, the Notes become due March 31, 2019. For every $2.50 in Note principal purchased, investors receive one warrant, exercisable for five years, to purchase shares of common stock at $2.00. The Company has raised $1,346,500 pursuant to this agreement and, as of September 30, 2017, a total of $1,346,500 in principal of the convertible Notes remains outstanding. As of September 30, 2017 and December 31, 2016, a total of $38,000 in principal of convertible Notes payable that matured in the second quarter of 2015 remains outstanding.

Discussion of Cash Flows

	Nine months ended September 30,
	2017	2016	Change
	(in thousands)
Net cash used in operating activities	$(3,177)	$(6,237)	$3,060
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	1,898	9,088	(7,190)
Net increase (decrease) in cash	$(1,279)	$2,851	$(4,130)

Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2017 was approximately $3.2 million, due primarily to the net loss of $5.4 million. The loss as a use of cash was partially offset by using existing inventory for sales during the quarter, by collections of accounts receivable related to first and second quarter sales and by a $356,000 increase in accounts payable. One other significant use of cash was a net $504,000 reduction in amounts due to customers. Net cash used in operating activities in the nine months ended September 30, 2016 was approximately $6.2 million, due primarily to the net loss of $5.0 million. Other uses of cash included an increase in accounts receivable of $437,000 and an increase in inventory of approximately $1.2 million. These uses of cash were partially offset by certain non-cash expense items that included $740,000 of amortization of deferred debt issuance costs and debt discount and $943,000 of non-cash, stock-based compensation.

Investing Activities

Our current operating structure does not depend upon a significant investment in capital equipment or operating facilities. Substantially all of our manufacturing is conducted offshore by third party manufacturers. Our warehouse is leased under a one-year operating lease. For the nine months ended September 30, 2017 and 2016, we used no cash in investing activities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $1.9 million and was primarily attributable to issuance of common stock pursuant to a private placement memorandum and the issuance of convertible promissory notes. Net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $9.1 million and was primarily attributable to our initial public offering as well as proceeds from bridge loan financing and preferred stock issuances during the first nine months of 2016.

Debt Instruments

As of September 30, 2017, debt instruments include two convertible notes payable with a total principal amount of $38,000 due in 2015 that remain unpaid and $1,346,500 in convertible promissory notes.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our future growth. As a publicly traded company we incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the Securities and Exchange Commission, or SEC, and the Nasdaq Stock Market, requires public companies to implement specified corporate governance practices that we expect will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Our current cash balance is not sufficient to fund the operation for the remainder of 2017. As such, we believe that there is substantial doubt about our Company’s ability to continue as a going concern. We will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we will need to sell additional equity or convertible securities that will result in dilution to our stockholders. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we raise additional funds through collaboration and licensing agreements with third parties, it may be necessary to relinquish valuable rights to our product candidates, technologies or future revenue streams or to grant licenses on terms that may not be favorable to us. For additional risks associated with our substantial capital requirement, please see “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

We have entered into an agreement that is intended to culminate in a merger as well as a spin-off of our camera business (see Note 3 of the Consolidated Financial Statements). This potential transaction is expected to result in a surviving entity that would be better capitalized. The transaction requires stockholder approval and there can be no assurance that shareholder approval will be obtained or that, if approved by stockholders, the proposed transaction will be completed.

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

Inventories

Inventory is stated at the lower of cost or market, with cost being determined on the weighted average cost method of accounting. We purchase finished goods and materials to assemble kits in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit our ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. Our policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of inventory to market value. As of September 30, 2017 and December 31, 2016, inventory on hand was comprised primarily of finished goods ready for sale and packaging materials.

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

The carrying amount for other financial instruments, which include cash, accounts receivable, accounts payable, line of credit and notes payable, approximate fair value based upon their short-term nature and maturity.

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

Our management has determined that we had a material weakness in our internal control over financial reporting as of September 30, 2017 and December 31, 2016 relating to the design and operation of our closing and financial reporting processes. We have concluded that this material weakness in our internal control over financial reporting is due to the fact that we do not yet have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

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

Notwithstanding the material weakness that existed as of September 30, 2017 and December 31, 2016, our management has concluded that the consolidated financial statements presented in this filing present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the period ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 15, 2017, a putative class action complaint (the “ Class Complaint”) was filed in the United States District Court for the Central District of California against the Registrant, David H. Clarke, the Registrant’s Chief Executive Officer and a member of the Company’s Board of Directors (“Clarke”), Jonathan Clark (“Clark”), the Company’s Interim President and a member of the Registrant’s Board of Directors, Robert Machinist (“Machinist”), a member of the Registrant’s Board of Directors, Christopher Miner (“Miner”), a member of the Company’s Board of Directors and Steven Barre (“Barre”), a member of the Company’s Board of Directors (Messrs. Clarke, Clark, Machinist, Miner and Barre are hereinafter referred to as the “Individual Defendants”).

The Class Complaint seeks class status on behalf of all of the Company’s public shareholders persons and alleges violations by the Company and the Individual Defendants of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder, and secondary control person liability against the Individual Defendants under Section 20(a) of the Exchange Act primarily related to the Merger. The Class Complaint seeks to enjoin the Company and the Individual Defendants from proceeding with an anticipated stockholder vote on the Merger or consummating the Merger, unless and until the Company discloses certain alleged material information which the Class Complaint alleges has been omitted from the Proxy or in the event the Merger is consummated, to recover an unspecified amount of damages resulting from the Individual Defendants’ alleged violations Sections 14(a) and 20(a) of the Exchange Act.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Class Complaint are without merit and the Company and the Individual Defendants intend to defend themselves vigorously against such allegations and claims.

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

We need substantial additional capital to continue to fund our operations and we may not be able to obtain the amount of capital required, particularly when the credit and capital markets are unstable. If we are unable to raise substantial additional capital, we would have to modify our business plan, seek to sell assets or curtail some or all of our operations.

We currently have minimal cash on hand and an accounts receivable factoring facility limited to $4.0 million. Our existing financial resources are not sufficient to satisfy our future minimum capital requirements. We need substantial additional funding to fund our operations.  We do not know whether substantial additional financing is available, or, if available, whether the terms of any financing will be favorable to us. The current worldwide financing environment is challenging, which could make it more difficult for us to raise funds on reasonable terms, or at all. To the extent we raise additional capital by issuing equity securities, our stockholders will likely experience substantial dilution and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we are unable to raise substantial additional capital, or cannot raise substantial capital on acceptable terms, we will not have sufficient capital to operate our business and would have to modify our business plan, seek to sell assets, or curtail some or all of our operations.

 If we fail to meet all applicable continued listing requirements of the Nasdaq Capital Market and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum stockholders’ equity of $2.5 million. On April 17, 2017, we received a deficiency notice from NASDAQ notifying us that, based on our Form 10-K for the year ended December 31, 2016, NASDAQ determined that our stockholders' equity does not comply with the minimum $2.5 million stockholders' equity requirement for continued listing on The NASDAQ Capital Market. NASDAQ provided us with 45 calendar days, or until June 1, 2017, to submit a plan to regain compliance with the minimum stockholders' equity standard. The plan to regain compliance was accepted and NASDAQ granted an extension until October 14, 2017 to evidence compliance. By letter dated October 19, 2017, NASDAQ informed our Company that based upon our Company’s continued non-compliance with the minimum $2.5 million stockholders equity requirement for continued listing on The Nasdaq Capital Market, our Company’s common stock would be subject to delisting from NASDAQ unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”).

On October 24, 2017, our Company requested a hearing before the Panel, which request will stay any delisting action by the Staff at least pending the issuance of the Panel’s decision following the hearing and the expiration of any extension period that may be granted by the Panel. By letter dated October 25, 2017, the request for a hearing before the Panel was granted, such hearing to be held on December 7, 2017. At the hearing, the Company will present its plan to evidence compliance with the Stockholders’ Equity Rule and request an extension of time within which to do so. The Panel has the discretion to grant our Company an extension through no later than April 17, 2018. Our Company’s common stock will continue to trade on Nasdaq under the symbol “MSDI” at least pending the ultimate conclusion of the hearing process. If we do receive a positive ruling on December 7, 2017, or if we fail to satisfy another NASDAQ requirement for continued listing, NASDAQ staff could provide notice that our common stock will become subject to delisting.

On June 15, 2017, we received a letter from NASDAQ notifying the Company that it is not in compliance with NASDAQ Listing Rule 5810(b) that requires us to maintain a minimum bid price of One Dollar ($1.00) per share. This determination was based upon the closing bid price of the Company’s common stock for the preceding thirty (30) consecutive business days. NASDAQ has provided the Company with 180 calendar days, or until December 12, 2017, to regain compliance by maintaining a closing bid price of One Dollar ($1.00) for at least Ten (10) consecutive business days. The Company is presently evaluating various courses of action to regain compliance. In the event the Company does not regain compliance, the Company may be eligible for additional time, however, there can be no assurance that the Company will regain compliance by December 12, 2017, or that, if it does not, will be granted further time to regain compliance. If the Company fails to satisfy this listing requirement, or any other NASDAQ requirement for continued listing, NASDAQ staff could provide notice that our common stock will become subject to delisting.

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

Risks Related to the Merger

Failure to complete the Merger will negatively impact our Company’s stock price, future business or operations.

If the Merger is not completed, our Company will be subject to a number of material risks, including the following:

•	the price of our Company’s common stock may decline to the extent that the relevant current market price reflects a market assumption that the Merger will be completed;

•	our Company will not have sufficient working capital to fund its operation on an ongoing basis;

•	our Company may not have sufficient time to regain compliance under NASDAQ continued Listing Rule 5810(c)(3)(A) in order to avoid being delisted from the Nasdaq Capital Market; and

•	costs related to the Merger, such as legal, accounting, certain financial advisory and financial printing fees, must be paid even if the Merger is not completed.

Further, if the Merger is terminated and either company’s board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner on terms as attractive as those provided for in the Merger Agreement. In addition, while the Merger Agreement is in effect and subject to very narrowly defined exceptions, our Company is prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, other than with Innovate.

The market price of our Company common stock following the Merger may decline as a result of the Merger.

The market price of our Company common stock may decline as a result of the Merger for a number of reasons including if:

•	investors react negatively to the prospects of the combined organization’s business and prospects from the Merger;

•	the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Our Company and Innovate stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined organization is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our Company and Innovate stockholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

During the pendency of the Merger, our Company and Innovate may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of our Company and Innovate to make acquisitions, subject to certain exceptions relating to fiduciaries duties, as set forth below, or complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party, subject to certain exceptions described below. Any such transactions could be favorable to such party’s stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of our Company and Innovate from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and is reasonably capable of being consummated and that failure to cooperate with the proponent of the proposal is reasonably likely to result in a breach of the board’s fiduciary duties. In addition, if our Company or Innovate terminate the Merger Agreement under certain circumstances, including terminating because of a decision of a board of directors to recommend a superior proposal, our Company would be required to pay a termination fee of $1.0 million to Innovate or Innovate would be required to pay a termination fee of $1.5 million to our Company, respectively. This termination fee may discourage third parties from submitting alternative takeover proposals to our Company or Innovate or their stockholders, and may cause the respective boards of directors to be less inclined to recommend an alternative proposal.

Because the lack of a public market for Innovate shares makes it difficult to evaluate the fairness of the Merger, the stockholders of Innovate may receive consideration in the Merger that is less than the fair market value of the Innovate shares and/or our Company may pay more than the fair market value of the Innovate shares.

The outstanding capital stock of Innovate is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Innovate. Because the percentage of our Company equity to be issued to Innovate stockholders was determined based on negotiations between the parties, it is possible that the value of the our Company common stock to be received by Innovate stockholders will be less than the fair market value of Innovate, or our Company may pay more than the aggregate fair market value for Innovate.

Risks Relating to the Spin-Off

The spin-off will occur immediately prior to, and is expressly conditioned upon, the closing of the Merger. All of those risk factors filed by our Company in its previous periodic reports with the SEC, including but not limited to its Annual Report on 10-K for the year ended December 31, 2016 and its Quarterly Report on Form 10-Q for the six months ended June 30, 2017, are applicable to those shares of stock of MD Holding Co., Inc.to be distributed further to the Spin-off. If any of those risks and uncertainties develops into actual events, these events could have a material adverse effect on MD Holding Co., Inc.’s businesses, financial conditions or results of operations. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Innovate

The value of an investment in our Company following consummation of the Merger will be subject to the significant risks affecting Innovate and those inherent in the biopharmaceutical industry. You should carefully consider the risks and uncertainties described below and other information included in our Company’s definitive proxy statement as filed with the SEC on October 12, 2017. If any of the events described therein occur, the post-acquisition business and financial results could be adversely affected in a material way. This could cause the trading price of the combined company’s common shares to decline, perhaps significantly. The aforementioned risk factors apply to the business and operations of Innovate and will also apply to the business and operations of the combined company following the Merger.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization by and among the Company, Merger Sub and Innovate dated July 3, 2017.†
2.2	Form of Support Agreement, by and between Monster Digital, Inc. and certain directors, officers and stockholders of Innovate Biopharmaceuticals, Inc.†
2.3	Form of Support Agreement, by and between Innovate Biopharmaceuticals, Inc. and the directors and executive officers and certain stockholders of Monster Digital, Inc.†
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1*	Section 1350 Certification of principal executive officer and principal financial and accounting officer
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

†	Incorporated by reference to same exhibit number on Form 8-K as filed with the SEC on July 6, 2017.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

MONSTER DIGITAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Monster Digital, Inc.
Date: November 8, 2017

By:	/s/ DAVID OLERT	By	/s/ DAVID H. CLARKE
	Name: David Olert		Name: David H. Clarke
	Title: Chief Financial Officer (Principal Financial and Accounting Officer)		Title: Chief Executive Officer (Principal Executive Officer and duly authorized officer)