Form 10-K
period 2017-12-31
INNOVATE BIOPHARMACEUTICALS, INC.
filed 2018-03-14
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-37797

INNOVATE BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3948465
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8480 Honeycutt Road, Suite 120
Raleigh, North Carolina 27615
(Address of principal executive offices, including zip code)

(919) 275-1933
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $0.0001 Par Value	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☑

The aggregate value of common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,878,345 (based on the last reported closing sale price on the Nasdaq Capital Market on that date of $4.90 per share).

As of March 12, 2018, the registrant had 25,691,680 shares of common stock, par value $0.0001 per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “indicate,” “seek,” “should,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements.

These forward-looking statements are based on our current expectations and beliefs and necessarily involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to our limited operating history; our need for substantial additional funding; the lengthy, expensive and uncertain nature of the clinical trial process; results of earlier studies and trials not being predictive of future trial results; our need to attract and retain senior management and key scientific personnel; our reliance on third parties; our ability to manage our growth; potential delays in commencement and completion of clinical studies; our ability to obtain and maintain effective intellectual property protection; and other risks described with these in greater detail in “Risk Factors” of this Annual Report on Form 10-K. These forward-looking statements are made as of the date of this Annual Report on Form 10-K, and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

PART I

Item 1. Business.

Merger of Monster Digital, Inc. and Innovate Biopharmaceuticals Inc.

On January 29, 2018, Monster Digital, Inc. (“Monster”) and privately held Innovate Biopharmaceuticals Inc. (“Private Innovate”) completed a reverse recapitalization in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated July 3, 2017, as amended (the “Merger Agreement”), by and among Monster, Monster Merger Sub, Inc. (“Merger Sub”) and Private Innovate, which changed its name in connection with the transaction to IB Pharmaceuticals Inc. (“IB Pharmaceuticals”). Pursuant to the Merger Agreement, Merger Sub merged with and into IB Pharmaceuticals with IB Pharmaceuticals surviving as the wholly owned subsidiary of Monster (the “Merger”).  Immediately following the Merger, Monster changed its name to Innovate Biopharmaceuticals, Inc. (“Innovate”). In connection with the closing of the Merger, Innovate’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “INNT” on February 1, 2018. Prior to the Merger, Monster was incorporated in Delaware in November 2010 under the name “Monster Digital, Inc.”

Except as otherwise noted or where the context otherwise requires, as used in this report, the words “we,” “us,” “our,” the “Company” and “Innovate” refer to Innovate Biopharmaceuticals, Inc. as of and following the closing of the Merger on January 29, 2018 and, where applicable, the business of Private Innovate prior to the Merger. All references to “Monster” refer to Monster Digital, Inc. prior to the closing of the Merger.

Overview

Prior to the Merger, Monster’s primary business focus was the design, development and marketing of premium products under the “Monster Digital” brand for use in high-performance consumer electronics, mobile products and computing applications.

After the Merger, we are a clinical-stage biopharmaceutical company developing novel medicines for autoimmune and inflammatory diseases with unmet needs. Our pipeline includes drug candidates for celiac disease, nonalcoholic steatohepatitis (NASH), Crohn’s disease (CD) and ulcerative colitis (UC). Our lead program, INN-202 (larazotide acetate or larazotide) is entering Phase 3 registration trials, targeted for the second half of 2018, and has the potential to be the first-to-market therapeutic for celiac disease, an unmet medical need, which affects an estimated 1% of the North American population or approximately 3 million individuals. Celiac patients have no treatment alternative other than a strict lifelong adherence to a gluten-free diet, which is difficult to maintain and can be deficient in key nutrients. Additionally, current FDA labeling standards allow up to 20 parts per million (ppm) of gluten in “gluten-free” labelled foods, which are sufficient to cause celiac symptoms in many patients, including abdominal pain, abdominal cramping, bloating, gas, headaches, ataxia, ‘‘brain fog’’ and fatigue. Long-term ramifications of celiac disease include enteropathy associated T-cell lymphoma (EATL), osteoporosis and anemia.

Figure 1: Larazotide’s mechanism of action is applicable to multiple diseases.

Larazotide is an 8-amino acid peptide orally administered in a capsule which has been tested in more than 500 celiac patients with statistically significant improvement in celiac symptoms. The FDA has granted larazotide Fast Track Designation for celiac disease. Larazotide’s safety profile was similar to placebo primarily because larazotide is not systemically absorbed into the blood circulation. Additionally, larazotide’s mechanism of action (MoA) as a tight junction regulator is a new approach to treating autoimmune diseases, such as celiac disease. Pre-clinical studies have shown larazotide causes a reduction in permeability across the intestinal epithelial barrier, making it the only drug candidate known to us which is in clinical trials with this MoA. Increased intestinal permeability underlies several diseases in addition to celiac disease, including NASH, Crohn’s disease, ulcerative colitis and irritable bowel syndrome (IBS), among others (Figure 1). We are engaging in multiple research collaborations to expand larazotide’s clinical indications with a shorter time to proof-of-concept due to its favorable safety profile.

With the release of the Phase 2b trial data in 342 celiac patients at the 2014 Digestive Disease Week (DDW) conference, larazotide became the first and the only drug for the treatment of celiac disease (published data), which met its primary efficacy endpoint with statistical significance. The Phase 2b data showed statistically significant (p=0.022) reduction in abdominal and non-GI (headache) symptoms as measured by the CeD PRO. After a successful End-of-Phase 2 meeting with the FDA, which confirmed the regulatory path forward, we expect to launch the Phase 3 registration program later this year with topline data expected by 2019.

Larazotide is being investigated as an adjunct to a gluten-free diet for celiac patients who continue to experience symptoms despite adhering to a gluten-free diet. Due to the difficulty of maintaining a gluten-free diet due to lack of easy access to and the higher cost of gluten-free foods, contamination from gluten as well as social pressures, it is estimated that more than half the celiac population experiences multiple, potentially debilitating, symptoms per month. A study from the UK indicates that more than 70% of patients diagnosed with celiac disease consume gluten either intentionally or inadvertently (Hall et al. 2013).

Another indication for which larazotide is currently being developed is NASH. NASH is an unmet need disease affecting approximately 5%-6% of the US adult population. There are currently several drugs in development; however, to our knowledge, none have larazotide’s MoA. We are developing a proprietary formulation of larazotide, INN-217, for efficient delivery to the intestine. INN-217 has the potential to reduce the transport of lipopolysaccharide (LPS), which is produced by gram negative bacteria in the gut, from the intestinal lumen to the liver via the portal circulation. Several studies have shown the link between NASH and increased levels of LPS, which translocates across an inflamed, “leaky” epithelial barrier to the liver thus directly damaging liver cells via an inflammatory cascade. INN-217 can potentially decrease the flux of LPS across the leaky epithelial barrier, which is known to play an important role in the pathogenesis of NASH. Since none of the NASH drugs in development currently target intestinal permeability, INN-217 has the potential to affect NASH alone and work synergistically with late stage NASH drugs in development, which are primarily focused on metabolic targets such as farnesoid X receptor (FXR) and acetyl-CoA carboxylase (ACC).

Figure 2: LPS (Lipopolysaccharide) is a toxin produced by intestinal bacteria and can translocate via the leaky epithelial barrier to the liver and damage liver cells. Thus LPS has been implicated in the pathogenesis of NASH.

INN-108, is in development for the treatment of mild-to-moderate UC. INN-108 is expected to be delivered orally using an azo-bonded pro-drug approach linking mesalamine or 5-ASA (5-amino salicylic acid) to 4-APAA (approved as Actarit in Japan in 1994 for the treatment of rheumatoid arthritis). After having completed a successful Phase 1 trial with a favorable safety profile at currently approved doses of mesalamine, INN-108 is expected to enter a proof-of-concept Phase 2 trial. The azo-bond protects INN-108 (Figure 2) from the low pH in the stomach, allowing it to transit to the colon where the UC lesions are primarily located. In the colon, the azo bond is broken enzymatically by azoreductases, leading to the separation of mesalamine and 4-APAA which has a synergistic anti-inflammatory effect. Although the majority of patients present with mild-to-moderate UC, the focus of drug development has been in moderate-to-severe UC with little innovation or drug development for mild-to-moderate UC. The mainstay of treatment for mild-to-moderate UC continues to be various oral reformulations of mesalamine such as Shire’s Lialda (approved 2007) and Pentasa (approved 1993), Allergan’s Asacol HD (approved 2008) and Valeant/Salix’s Apriso (approved 2008).

We also own the global rights to INN-329, a proprietary formulation of secretin, a peptide hormone which is used to improve visualization in magnetic resonance cholangiopancreatography (MRCP) procedures. Secretin is a 27-amino acid long hormone which rapidly stimulates release of pancreatic secretions, thus improving visualization of the pancreatic ducts during imaging procedures.

Our Strategy

Our goal is to become a leading biopharmaceutical company by developing novel therapeutics that have the potential to transform current treatment paradigms for patients and to address unmet medical needs. We are currently pursuing the development of drugs for autoimmune and inflammatory diseases that target established biological pathways. The critical components of our strategy are as follows:

•	Advance INN-202 (larazotide) for celiac disease into Phase 3 clinical trials. Our highest clinical priority is to initiate the Phase 3 trials for larazotide for the treatment of celiac disease. We had a successful End-of-Phase 2 meeting with the FDA in 2017. With the guidance and agreement reached with the FDA, we plan to initiate our Phase 3 trials during the second half of 2018.

•	Accelerate development of INN-217 (larazotide) for NASH. Increased intestinal permeability leads to LPS translocation to the liver and is one of the key recognized pathogenic factors in NASH. Larazotide’s mechanism of action to decrease intestinal permeability could thus have a therapeutic effect in NASH. We plan to develop larazotide alone and in combination with select NASH therapies in clinical trials with the potential for synergistic therapeutic benefit.

•	Further the study INN-108 for Ulcerative colitis. We are currently developing plans to initiate the proof of concept Phase 2 trials for INN-108 for the treatment of UC. We plan to initially develop INN-108 for mild-to-moderate UC in adults.

•	Further the study of INN-289 (larazotide) for Crohn’s disease. The mechanism of action of larazotide to decrease intestinal permeability can have a therapeutic effect in inflammatory bowel disease (IBD). In an IL-10 knockout animal model, larazotide showed promising data which can position it for a proof-of-concept study using a proprietary formulation of larazotide, INN-289, alone and in combinations with select approved immunological therapies.

•	Seek partnerships to commercialize late stage pipeline drugs. With large addressable markets, such as celiac disease, we plan to seek out partners with established presences and histories of successful commercialization.

•	Leverage and protect our existing intellectual property portfolio and secure patents for additional indications. We intend to continue to expand our intellectual property protection strategy, grounded in securing composition of matter patents and method of use patents for newer indications. We plan to develop newer formulations for the product candidates for other indications and improved performance of existing indications.

•	In-license additional intellectual property and pipeline drugs to expand our presence in the treatment of autoimmune and inflammatory diseases. In addition to broadening our current pipeline through indication expansion, we plan to explore expansion of our product pipeline through in-licensing, strategic partnerships and product acquisitions, as we did in 2016 by in-licensing of larazotide from Alba Therapeutics Corporation. We expect that future pipeline expansion decisions will be based on the unmet medical needs in autoimmune and inflammatory disease areas including, but not limited to, celiac disease and ulcerative colitis, the commercial opportunity, and the ability to rapidly develop and commercialize a product candidate.

•	Leverage the expertise of our management team and network of scientific advisors and key opinion leaders. We are led by a strong management team with deep experience in drug development, collaborations, operations, and corporate finance. Our team has been involved in a broad spectrum of R&D activities leading to successful outcomes, including FDA approvals and drug launches. We will continue to leverage the collective experience and talent of our management team, network of leading scientific experts, and key opinion leaders to strategize and implement our development and eventually our commercialization strategy.

•	Out-license our non-core assets/indications and establish research collaborations. From time to time, we review our internal research priorities and therapeutic focus areas and may decide to out-license non-core assets/indications that arise from current and future available data. We may seek research collaborations that leverage the capabilities of our core assets to monetize and expand upon the breadth of opportunities that may be accessible through our drug candidates.

•	Outsource capital intensive operations. We plan to continue to outsource capital intensive operations, including most clinical development and all manufacturing operations of our product candidates, to facilitate the rapid development of our pipeline by using high quality specialist vendors and consultants in a capital efficient manner.

Our Drug Product Pipeline

Our current pipeline is focused on clinical stage assets with large markets and unmet medical needs. We continue to leverage additional proof-of-concept work for larazotide to expand into additional indications, including NASH, Crohn’s disease and ulcerative colitis. The following table summarizes key information about our pipeline of drug product candidates to date (Table 1):

Table 1: Our key pipeline products are clinical stage and address large markets with chronically dosed therapies.

INN-202 (Larazotide) for Celiac Disease

Larazotide is being developed for the treatment of celiac disease and has successfully completed a Phase 2b trial showing statistically significant reduction in abdominal and non-GI (headache) symptoms. We are planning to launch the Phase 3 trials in the second half of 2018.

Larazotide is an orally administered, locally acting, non-systemic, synthetic 8-amino acid (Figure 3), tight junction regulator being investigated as an adjunct to a gluten-free diet in celiac disease patients who still experience persistent GI symptoms despite being on a gluten-free diet. Larazotide’s favorable safety profile and the lack of absorption into the blood circulation are advantages for a chronically dosed lifetime medication.

The larazotide drug product is an enteric coated drug product formulated as enteric coated multiparticulate beads filled into hard gelatin capsules for oral delivery. The enteric coating is designed to allow the bead particles to bypass the stomach and release larazotide upon entry into the small intestine (duodenum). A mixed bead formulation is used to allow partial release of larazotide upon entry into the duodenum and to release the remaining larazotide approximately 30 minutes later. In clinical trials, larazotide has been dosed 15 minutes before meals allowing time for its effect in the small bowel before exposure to gluten.

Figure 3: Larazotide acetate is an 8-amino acid peptide in an oral capsule using a proprietary formulation

Larazotide’s Mechanism of Action

In research studies supportive of the mechanism of action, larazotide has been shown to stimulate recovery of mucosal barrier function via the regulation of tight junctions both in vitro and in vivo, including in a celiac disease mouse model (Gopalakrishnan, 2012). In doing so, it is proposed that larazotide reduces the symptoms associated with celiac disease.

In several autoimmune diseases, this increased intestinal permeability or paracellular leakage allows increased exposure to a triggering antigen and a consequent inflammatory response, the characteristics of which are determined by the particular disease and the genetic makeup of the individual. A new paradigm for autoimmune diseases is that there are three contributing factors to the development of disease:

1.	A genetically susceptible immune system that allows the host to react abnormally to an environmental antigen;

2.	An environmental antigen that triggers the disease process; and

3.	The ability of the environmental antigen to interact with the immune system.

Larazotide regulates tight junction opening triggered by both gluten and inflammatory cytokines, thus reducing uptake of gluten. Larazotide also disrupts the intestinal permeability-inflammation loop, and has been shown to reduce symptoms associated with celiac disease.

Larazotide’s Dose Response

Previously published in vitro work using Caco-2 cells has shown a linear dose response for larazotide in reducing permeability of the epithelial barrier by tightening the tight junctions (Gopalakrishnan, 2012). In several clinical trials, larazotide has exhibited clinical benefit by reducing celiac symptoms at lower doses while inhibition of this activity occurs at the higher doses. To better understand this observation, Dr. Anthony Blikslager from North Carolina State University evaluated the pharmacology of larazotide at the luminal surface of the small intestine in an ex vivo porcine model. A section of the porcine intestine was ligated, placed in an Ussing chamber and changes in permeability were measured by electrical resistance. Multiple experiments demonstrated that following an ischemic insult causing increased intestinal permeability, full length larazotide is capable of restoring intestinal wall integrity to that of the non-ischemic control. Subsequently, it was discovered that a specific aminopeptidase located within the brush borders of the intestinal epithelium cleaves larazotide into two fragments which lack either one or both N-terminus glycine (G) residues (GGVLVQPG). Both cleaved fragments, GVLVQPG and VLVQPG, do not decrease intestinal permeability. Moreover, when these two fragments are administered in combination with the active full-length larazotide, they inhibit larazotide’s activity to restore intestinal wall integrity or reduce permeability. These data demonstrate that higher doses of larazotide lead to local buildup of breakdown fragments, which then compete with and block activity of larazotide after threshold concentration is reached. The in vitro experiments using Caco-2 monolayers did not show the same pharmacology and dose response because they lack the brush border and therefore lack the aminopeptidase which cleaves larazotide. These data also provide an explanation for the clinical observations of an optimal lower dose of larazotide, which avoids the reservoir of competing inactive fragments generated at high doses of larazotide.

Figure 4: An aminopeptidase in the brush border cleaves larazotide into two fragments, #1 and #2, which then act as inhibitors of larazotide

Figure 5: Illustrative effect of gluten ingestion, breakdown to gliadin which can cross a “leaky” epithelial barrier in the small bowel thus activating the intestinal-inflammatory loop and leading to symptoms and villous atrophy.

The Intestinal Barrier, Tight Junctions, and Intestinal Permeability

The intestine is one of the largest interfaces between a person and his or her environment, and an intact intestinal barrier is essential in maintaining overall health. An important function of the intestinal barrier is to regulate the trafficking of macromolecules between the environment and the host. Together with gut-associated lymphoid tissue and the neuroendocrine network, the intestinal epithelial barrier controls the equilibrium between tolerance and immunity to non self-antigens. When the finely tuned trafficking of macromolecules is dysregulated, both intestinal and extra-intestinal autoimmune disorders can occur in genetically susceptible individuals (Figure 5).

Transcellular fluxes (through the cell membrane) allow nutrients and small molecules to enter the cell from the luminal side of the intestine and exit on the serosal side (internal milieu). Paracellular fluxes (between cells) in contrast are limited by size and charge constraints imposed by the tight junctions between epithelial cells. The paracellular pathway is the key regulator of intestinal permeability to larger more complex macromolecules that may be immunogenically significant.

Intestinal epithelial cells adhere to each other through junction complexes. The tight junction, also referred to as zonula occludens, represents the major barrier to diffusion within the paracellular space between intestinal cells. Multiple proteins that make up the tight junction have been identified including occludin, claudin family members, and junctional adhesion protein (JAM). These interact with cytosolic proteins (ZO-1, ZO-2, and ZO-3) that function as adaptors between the tight junction proteins and actin and myosin contractile elements within the cell. Acting together, they open and close the paracellular junctions between cells. It is now apparent that tight junctions are dynamic structures that are involved in developmental, physiological, and pathological processes.

The role of tight junction dysfunction in the pathogenesis of autoimmune diseases is under active investigation. Many autoimmune populations have increased intestinal permeability, and it is believed that this may play a fundamental role in the development of autoimmunity. In susceptible populations, the opening of tight junctions between intestinal epithelial cells may lead to exposure to oral antigens via paracellular transport and a consequent autoimmune response. A wide range of gastrointestinal and systemic inflammatory diseases are associated with abnormal intestinal permeability including celiac disease, type 1 diabetes, inflammatory bowel diseases (Crohn’s disease and UC), and ankylosing spondylitis.

Summary of Key Clinical Trials using Larazotide in Celiac Disease

Larazotide has been administered to humans in seven clinical trials. These include three Phase 1 trials: (two trials in healthy subjects and a Phase 1b proof of concept (POC) trial in subjects with celiac disease), two Phase 2 gluten challenge studies in subjects with controlled celiac disease, and additionally two Phase 2 trials in subjects with active celiac disease (Table 2). After demonstrating a favorable safety profile in the Phase 1 studies, larazotide was tested to explore which endpoint would be suitable for celiac disease. After looking at permeability changes in the gut, which turned out to be highly variable in a large trial setting, and then mucosal healing, which likely requires a longer-term study, symptom reduction showed the most consistent and reliable reduction both in a gluten challenge and a ‘‘real-life’’ trial. Importantly, after exposure in more than 800 subjects, the safety profile of larazotide remained similar to placebo due to its lack of absorption into the bloodstream, which we believe is an important advantage for a chronically dosed drug.

The initial Investigational New Drug Application (IND) for the treatment of celiac disease was filed with the FDA by Alba Therapeutics Corporation (Alba) on 12 August 2005 for the use of larazotide acetate (INN-202). The IND was transferred from Alba to Innovate effective March 8, 2016. Over the course of the seven clinical studies, 5 patients experienced a serious adverse event, of which 2 received placebo and 3 received larazotide. None of these events were considered related to treatment with study medication.

Trial	Study Date	Clinical Trial	No. of Subjects
-001	2005	Phase 1: Single Escalating Doses in Healthy Volunteers	24
-002	2005-06	Phase 1b: Multiple Dose POC in Celiac Patients – Gluten Challenge	21
-003	2006	Phase 1: Multiple Escalating Dose in Volunteers	24
-004	2006-07	Phase 2a: Multiple Dose POC in Celiac Patients Gluten Challenge 2 weeks	86
-006	2008	Phase 2b: Dose Ranging, in Celiac Patients Gluten Challenge, 6 weeks	184
-011	2008-09	Phase 2b: POC and Dose Ranging in Active Celiac Patients	105
-06B	2008	Phase 2b: Similar to -006, in Celiac Patients	42
-012	2011-13	Phase 2b: Multiple dose in Celiac patients with Symptoms on a Gluten-Free Diet	342

Table 2: Significant drug exposure in more than 800 subjects in multiple clinical trials consistently showed a safety profile similar to placebo, which we believe is an important advantage for chronic lifetime administration.

Clinical Trial (‘006) Results Revealed Key Insight into Symptom Reduction as a Primary Endpoint

A Phase 2b study with a gluten challenge (CLIN1001-006) was conducted in 184 subjects with well-controlled celiac disease on a gluten-free diet. Subjects were randomized to one of four treatment groups, (placebo, 1 mg, 4 mg, or 8 mg larazotide) and asked to take treatment 15 minutes prior to each meal (TID). Nine hundred (900) mg of gluten was taken with each meal. Subjects remained on their gluten-free diet throughout the duration of the trial. The trial results revealed key insights into how to move the program forward by focusing on reduction of symptoms. The 1-mg dose prevented the development of gluten-induced symptoms as measured by GSRS (a patient-reported outcome (PRO) devised and validated by AstraZeneca), and all drug treatment groups had lower anti-transglutaminase antibody levels than the placebo group. Results of pre-specified secondary endpoints suggest that larazotide reduced antigen exposure as manifested by reduced production of anti-tissue transglutaminase (tTG) levels and immune reactivity towards gluten and gluten-related gastrointestinal symptoms in subjects with celiac disease undergoing a gluten challenge.

Figure 6: The overall trial designs for Phase 2b and Phase 3 are similar with a screening period followed by 12 weeks of randomization to larazotide vs. placebo.

Figure 7: Responder Rate Analysis: Larazotide is the only drug in development for celiac disease to meet its primary endpoint with statistical significance as measured by the copyrighted CeD PRO (celiac disease patient reported outcome), an FDA-agreed upon primary endpoint for Phase 3 (shown above). Source: Gastroenterology 2015; 148:1311–1319; p. 1315

Clinical Trial (‘012) Met the Primary Endpoint with Statistical Significance (CeD-GSRS/CeD PRO)

The purpose of the ‘012 study was to assess the efficacy (reduction and relief of signs and symptoms of celiac disease) of 3 different doses of larazotide (0.5 mg, 1 mg, and 2 mg TID) versus placebo for the treatment of celiac disease in adults as an adjunct to a gluten-free diet. Larazotide or placebo which was administered TID, 15 minutes prior to each meal. After a screening period, subjects were asked to continue following their current gluten-free diet into a placebo-run in phase for 4 weeks after which they were randomized to drug versus placebo. Subjects maintained an electronic diary capturing: daily symptoms celiac disease patient reported outcome (CeD-PRO), weekly symptoms (CeD-GSRS), bowel movements (BSFS), and a self-reported daily general well-being assessment (Figure 6).

The primary endpoint of average on-treatment CeD GSRS score throughout the treatment period was met at the 0.5 mg TID dose. In addition, a number of pre-specified secondary and exploratory endpoints, such as symptomatic days and symptom-free days, collectively demonstrated that a dose of 0.5 mg TID was superior to placebo and higher doses of larazotide. No difference was observed between the two higher dose levels (1 and 2 mg TID) or placebo, suggesting a narrow dose range around the 0.5mg dose which seems to correlate with pre-clinical data.

Figure 8: Treatment effect of larazotide from the Phase 2b trial (‘012) compared to approved IBS/CIC drugs with varying treatment effects mostly in the mid to high single digit range. Source: Gastroenterology 2015; 148:1311–1319; p. 1315 and FDA Drug Labels

The CeD PRO, a copyrighted PRO created specifically for celiac disease and wholly owned by us, showed a statically significant (p=0.022) treatment effect of 14.3% (drug responder rate minus placebo responder rate). Although to our knowledge there are no celiac drugs approved as a comparator, the treatment effect was greater than several other GI dugs approved for IBS and chronic idiopathic constipation (CIC) which use a similar clinical trial design (Figure 8).

Path Forward to Phase 3 Trials

After a successful End-of-Phase 2 meeting with the FDA, agreements were reached on the key aspects of the Phase 3 trials. The FDA agreed on using the previously validated CeD PRO as the primary endpoint with two doses of larazotide which bracket the range of efficacy in previous trials. Two Phase 3 trials with a size of about 500 patients each would allow for more than a 90% power to replicate the Phase 2b trial results. Most other criteria, such as inclusion, exclusion and site selection/coordination, are expected to remain similar to the ‘012 Phase 2b trial.

About Celiac Disease

Celiac disease is a genetic autoimmune disease triggered by the ingestion of gluten-containing foods such as wheat, barley, and rye. Individuals with celiac disease have increased intestinal permeability, commonly referred to as a ‘‘leaky’’ gut. This allows macromolecules that normally remain on the luminal side of the intestine to pass through to the serosal side through tight junctions via paracellular diffusion (Figure 9). In the case of celiac disease, this permeability may allow gluten break-down products, the triggering antigens of celiac disease, to reach gut-associated lymphoid tissue(GALT), initiating an inflammatory response. Celiac disease is characterized by chronic inflammation of the small intestinal mucosa that may result in diverse symptoms, malabsorption, atrophy of intestinal villi, and a variety of clinical manifestations.

Figure 9: The epithelial barrier separates the intestinal content from the immune system (lamina propria) and the vasculature.

Figure 10: Intestinal villi atrophy in celiac patients, a characteristic finding upon biopsy of the small intestine.

Large Population — Unmet Need (no drug approved); Serious Long-Term Consequences

Celiac disease affects an estimated 1% of the Western population (Dubé, 2005). Currently, there are no therapeutics available to treat celiac disease, and the current management of celiac disease is a life-long adherence to a gluten-free diet. Changes in dietary habits are difficult to maintain, and foods labeled as gluten-free may still contain small amounts of gluten (up to 20 ppm per FDA labeling standards). Dietary compliance is imperfect in a large fraction of patients (Rostom, 2006) and difficult to adhere to on an ongoing basis (Green, 2007). In a survey conducted in the United Kingdom non-adherence to the gluten-free diet was found to be as high as 70% (Hall, 2013).

There are serious long-term consequences to exposure to gluten in patients with celiac disease, including the risk of developing osteoporosis, stomach, esophageal, or colon cancers, and T-cell lymphoma (Green 2003, Green 2007). The continuous GI symptoms often result in significant morbidity with a substantial reduction in quality of life. In addition, not all patients respond to a gluten-free diet. Patients with known celiac disease may continue to have or re-develop symptoms despite being on a gluten-free diet (Rostom 2006). This suggests a need for a therapeutic agent for the treatment of celiac disease (Green, 2007; Hall, 2013).

Celiac disease represents a model of an autoimmune disorder in which the following elements are known:

1.	The triggering environmental factor is glutenin or gliadin, the proline, glutamine and glycine rich glycoprotein fractions of gluten;

2.	There is a close genetic association with HLA haplotypes DQ2 and/or DQ8; and

3.	A highly specific humoral autoimmune response occurs.

Genetics of Celiac Disease

The high incidence of celiac disease in first degree relatives of celiac patients (10 − 15%) and high concordance rate in monozygotic twins (80%) suggest a strong genetic component. Gliadin deamidation by tissue transglutaminase (tTG) enhances the recognition of gliadin peptides by human leukocyte antigen (HLA) DQ2 and DQ8 T cells in genetically predisposed subjects, which in turn may initiate the cascade of autoimmune reactions responsible for mucosal destruction. This interaction implies that gliadin and/or its breakdown peptides in some way cross the intestinal epithelial barrier and reach the lamina propria of the intestinal mucosa where they are recognized by antigen-presenting cells. The enhanced paracellular permeability of individuals with celiac disease would allow passage of macromolecules through the paracellular spaces with resulting autoimmune inflammation. There is a strong genetic predisposition to celiac disease, with major risk associated with HLA DQ2 (approximately 95% of celiac disease patients) and HLA-DQ8 (approximately 5% of celiac disease patients). The prevalence of celiac disease in the U.S. is estimated to be approximately 1%; however approximately 30% of the general U.S. population is HLA DQ2 positive (Figure 11), indicating that additional factors are involved in the development of celiac disease.

Figure 11: Distribution of HLA-DQ2/DQ8 in the general US population and in celiac disease. Source: J. Clin. Invest. 2007 Jan 2;117(1):41.

In celiac disease, an inflammatory reaction occurs in the intestine that is characterized by infiltration of immune cells in the lamina propria and epithelial compartments with chronic inflammatory cells and progressive architectural changes to the mucosa. Both adaptive and innate branches of the immune system are involved. The adaptive response is mediated by gluten-reactive CD4+ T cells in the lamina propria that recognize gluten-derived peptides when presented by the HLA class II molecules DQ2 or DQ8. The CD4+ T cells then produce pro-inflammatory cytokines such as interferon gamma. This results in an inflammatory cascade with the release of cytokines, anti-tTG antibodies, T cells, and other tissue-damaging mediators leading to villous injury and crypt hyperplasia in the intestine. Anti-human tissue transglutaminase (anti-tTG) antibodies are also produced, which form the basis of serological diagnosis of celiac disease.

Anti-tTG Antibodies: Highly Sensitive and Specific Blood-based ELISA Diagnostic Test

The current approach for diagnosis of celiac disease is to use anti-tissue transglutaminase-2 (tTG-2) antibody tests as an initial screen with definitive diagnosis from biopsy of the small intestine mucosa. The diagnosis of celiac disease is confirmed by demonstration of characteristic histologic changes in the small intestinal mucosa, which are scored based on criteria initially put forth by Marsh and later modified. In 2012, the European Society of Pediatric Gastroenterology, Hepatology, and Nutrition (ESPGHAN) Guidelines allowed symptomatic children with serum anti-tTG antibody levels ≥10 times upper limit of normal to avoid duodenal biopsies after positive human leukocyte (HLA) test and serum anti-endomysial antibodies.

The need for multiple clinical and laboratory findings to diagnose celiac disease makes monitoring disease progression difficult. International guidelines give standardized definitions and criteria for the diagnosis of celiac disease, however there are not clear standards for follow-up and monitoring of treatment. This is particularly true for celiac patients diagnosed as adults, who respond differently and less completely to a gluten-free diet than do celiac patients diagnosed as children. It is not clear who should perform follow-up of patients with celiac disease and at what frequency but the American College of Gastroenterology suggests that an annual follow-up seems reasonable. Recommendations for monitoring disease progression include assessing symptoms and dietary compliance, and repeating serology tests. Markers of celiac disease progression and improvement that are both validated and provide a timely assessment of disease activity are lacking.

Role of Tissue Transglutaminase in Celiac Disease

Anti-tTG-2 antibodies are produced in the small-intestinal mucosa (Picarelli et al. 1996), where they can bind tTG-2 present in the basement membrane and around blood vessels and form deposits characteristic of the disease. tTG-2 has been implicated in a variety of human disorders including several neurodegenerative conditions and cancer. Transglutaminases (TGs) were first discovered in the 1950s and are a family of enzymes which catalyze Ca2+-dependent post-translational modification of proteins. Of the seven isoforms discovered so far all share the same basic four-domain tertiary structure, with minor variations, although their catalytic mechanism is conserved, resembling that of the cysteine proteases. tTGs cause transamidation, esterification, and hydrolysis, all of which lead to post-translational modifications in the target proteins. Characteristically, tTG’s mediate selective protein cross-linking by forming covalent isopeptide linkages between two target proteins. The resulting cross-linked products in many cases have high molecular masses and are unusually resistant to proteolytic degradation and mechanical strain. As in the case of the gliadin fragments in celiac disease, they are able to pass thru the leaky paracellular pathway from the lumen to the lamina propria, where the immune cells reside and are then activated.

Gliadin fragments, in addition to being rich in proline, also have high glutamine content, which makes them suitable substrates for tTG-2, which targets glutamine residues. For augmented DQ2/8 binding, the conversion of glutamine residues to glutamic acid is catalyzed by tTG-2 as a deamidation reaction. After deamidation, the gliadin peptides become highly negatively charged in key anchor positions, thereby increasing their affinity to the HLA molecules. CD4+ T cells recognize the deamidated gliadin peptides bound to the HLA DQ2 or DQ8 molecules by their T cell receptors, thus activating intestinal inflammation leading to villous atrophy.

Gluten and Food Labeling

Gluten is a complex molecule contained in several grains such as wheat, rye and barley. Gluten can be subdivided into two major protein subgroups according to its solubility in alcohol and aqueous solutions. These subclasses consist of gliadins, soluble in 40 − 70% ethanol and glutenins which are large, polymeric molecules insoluble in both alcohol and aqueous solutions. The gliadins and glutenins can be further subdivided into groups according to their molecular weight. Glutenins can be subdivided into low and high molecular weight proteins, while the gliadin protein family contains α-, β-, γ- and ω- types. Both glutenins and gliadins are characterized by a high amount of prolines (20%) and glutamines (40%) that protect them from complete degradation in the gastrointestinal tract and make them difficult to digest. Currently 31 nine-amino acid peptide sequences in the prolamins of wheat and related species have been defined as being celiac toxic or celiac ‘‘epitopes.’’ These epitopes are located in the repetitive domains of the prolamins, which are proline and glutamine-rich, and the high levels of proline make the peptide resistant to proteolysis. In addition, the prolamin-reactive T cells also recognize these epitopes to a greater extent when specific glutamine residues in their sequences have been deamidated to glutamic acid by tTG-2. The immunodominant sequence after wheat challenge corresponds to a well-characterized 33 residue peptide from α-gliadin, ‘‘33-mer,’’ that is resistant to gastrointestinal digestion (with pepsin and trypsin) and was initially identified as the major celiac toxic peptide in the gliadins.

The FDA finalized a standard definition of ‘‘gluten-free’’ in August 2013. As of August 5, 2014, all manufacturers of FDA-regulated packaged food making a gluten-free claim must comply with the guidelines outlined by the FDA (www.fda.gov/gluten-freelabeling). A ‘‘gluten free’’ claim still allows up to 20 ppm of gluten which leads to more than 100mg/day up to 500 mg/day of gluten exposure. Due to presence of gluten in foods, beer/liquor, cosmetics and household products, exposure is virtually impossible to completely avoid, and with cross-contamination, celiac patients cannot avoid exposure to gluten therefore, making symptoms more frequent than expected.

CNS	Endocrine	Oncology/Heme	Skin	Other
Headaches	Type 1 Diabetes	Enteropathy associated T-cell lymphoma (EATL)	Dermatitis herpetiformis	Rheumatoid arthritis (RA)
Gluten ataxia	Autoimmune Thyroid	anemia	Alopecia areata	Reduced bone Density
Peripheral neuropathies	Addison’s disease		Vitiligo	Sjogren’s syndrome

Table 3: Diseases associated with celiac disease

Non-GI Manifestations of Celiac Disease and Co-Morbidities

Headache, Gluten Ataxia: Nervous System Manifestation of Celiac Disease. The association between celiac disease and neurologic disorders has been supported by numerous studies over the past 40 years. While peripheral neuropathy and ataxia have been the most frequently reported neurologic extra-intestinal manifestations of celiac disease a growing body of literature has established headache as a common presentation of celiac disease as well. The exact prevalence of headache among patients ranges from about 30% to 6% (Lebwohl, 2016).

Dermatitis herpetiformis: Skin Manifestation of Celiac Disease. Dermatitis herpetiformis (DH) is an inflammatory cutaneous disease characterized by intensely pruritic polymorphic lesions with a chronic-relapsing course, first described by Duhring in 1884. DH’s only treatment is a strict lifelong gluten-free diet, for achieving and maintaining a permanent control. It appears in around 25% patients with celiac disease, at any age of life, mainly in adults and is a very characteristic clinical presenting symptom.

INN-217: Non-alcoholic steatohepatitis (NASH) and The Microbiome

NASH is a growing epidemic affecting approximately 5 – 6% of the general population. An additional 10% to 20% of the general population who ingest little (< 70 g/week for females and <140 g/week for males) to no alcohol are characterized with fat accumulation in the liver, without inflammation or damage, a condition called nonalcoholic fatty liver disease (NAFLD). The progression of fatty liver to NAFLD to NASH to cirrhosis is a serious condition which has no approved FDA treatment. Evidence supporting a role for the gut-liver axis in the pathogenesis of NAFLD/NASH has been accumulating over the past 20 years. LPS or endotoxin translocation is thought to be a primary cause of downstream signaling in the liver causing inflammation and damage. NASH is associated with increased gut permeability caused by disruption of intercellular tight junctions in the intestine allowing LPS from bacteria to pass into the portal circulation to the liver directly damaging hepatocytes. LPS constitutes the outer leaflet of the outer membrane of most gram-negative bacteria. LPS is comprised of a hydrophilic polysaccharide and a hydrophobic component known as lipid A which is responsible for the major bioactivity of endotoxin. When released and translocated into the bloodstream from the gut, LPS can cause a variety of cytokine activity and inflammation in the host.

The disrupted barrier along with an altered microbiome in the gut contribute to NASH as recently demonstrated by a group from Emory University, Rahman et. al., in Gastroenterology (2016). Knockout mice missing the junctional adhesion molecule A (JAM-A) (F11r-/-), which have a defect in the intestinal epithelial barrier thus making it “leaky,” develop more severe steatohepatitis. JAM-A is a component of the tight junction complex that regulates intestinal epithelial paracellular permeability. F11r-/- mice therefore have leaky tight junctions that allow for translocation of gut bacteria to peripheral organs. By restoring the leaky tight junctions, larazotide could potentially have a beneficial therapeutic effect by blocking translocation of bacterial toxins via the paracellular pathway and may also help normalize the dysbiotic microbiome found in NASH.

Significant growth in the market for NASH therapeutics is expected according to Global Data’s research across the major markets of the United States, France, Germany, Italy, Spain, the United Kingdom, and Japan, with these markets expected to grow to around $25.3 billion by 2026. By affecting the tight junctions in the intestinal epithelium, larazotide, a non-absorbable peptide with an established favorable safety profile in human subjects, has a potentially synergistic therapeutic effect due to its mechanism of action, could act alone or in combination with the multitude of NASH compounds in clinical trials.

Figure 12: Growing NASH population up to 5%-6% of adults in the US alone.

INN-289: Crohn’s Disease: Chronic Disease with need to oral therapeutics

Innovate is working on a proprietary formulation of larazotide for Crohn’s disease, INN-289. Animal data has shown the effect of larazotide on disease attenuation in an IL-10 knockout mouse model (Arrieta, 2009), which has been well established and used for several drug development programs. Larazotide was placed in the drinking water of the mice at a low dose (0.1 mg/ml) or high dose (1.0 mg/ml) during the period from 4 to 17 weeks of age. Results were compared to wild type mice, IL-10 knockout mice with no treatment, and IL-10 knockout mice treated with probiotics. Intestinal and colonic permeability was significantly reduced in the high dose larazotide treatment group, but not in the untreated IL-10 knockout group. Larazotide treatment caused a reduction in all tissue markers of colonic inflammation (IFNγ and TNFα) and in histological inflammation.

Other Indications using Larazotide’s Mechanism of Action

Larazotide for Environmental Enteric Dysfunction (EED): Positive in vitro Data;

Environmental enteric dysfunction (EED) is a rare pediatric tropical disease in the U.S. and Europe, however, more than 165 million children in developing countries in Africa and Asia suffer from it. As per section 524 of the Federal Food, Drug, and Cosmetic Act (FD&C) Act, EED would likely fall under ‘‘Current List of Tropical Disease’’ number ‘S,’ thus making a drug approved for EED in the U.S. potentially eligible for a Priority Review Voucher.

The histological presentation of EED is very similar to celiac disease with villous atrophy and chronic inflammation of the small bowel and the pathogenesis of EED is linked to increased intestinal permeability. We have tested larazotide against some of the pathogens commonly found in EED (unpublished) and found positive in vitro results which will need to be confirmed in animal models before starting a clinical trial in EED.

INN-108: Mild-to-Moderate Ulcerative Colitis

INN-108 is in development for mild-to-moderate UC and is expected to enter a proof-of-concept Phase 2 trial in the second half of 2018 after a successful Phase 1 trial demonstrating a favorable safety profile at currently approved doses of mesalamine. UC is an IBD that affects more than 1.25 million people in the major markets of the United States, France, Germany, Italy, Spain, the United Kingdom, and Japan and is characterized by inflammation and ulcers in the colon and rectum. UC is a chronic disease that can be debilitating and sometimes lead to life-threatening complications. While poorly understood, a multitude of environmental factors and genetic vulnerabilities are thought to lead to the dysregulation of the immune response via a defective epithelial barrier. Although the majority of patients present with mild-to-moderate UC which can progress to severe UC, the focus of drug development has been in moderate-to-severe UC with little innovation or drug development for mild-to-moderate UC. The mainstay of treatment for mild-to-moderate UC remain various oral reformulations of mesalamine or 5-ASA (5-amino salicylic acid) such as Shire’s Lialda (approved 2007) and Pentasa (approved 1993), Allergan’s Asacol HD (approved 2008) and Valeant/Salix’s Apriso (approved 2008).

The initial IND was filed with the FDA by Nobex Corporation on 15 May 2003 for the use of APAZA (INN-108) for the treatment of ulcerative colitis. The IND was then transferred from Seachaid Corporation to Innovate effective 19 March 2014. Two Phase 1 studies in healthy subjects and patients with ulcerative colitis were conducted by Nobex with INN-108. No serious adverse events were reported during either study.

INN-108 uses an azo-bonded pro-drug approach linking mesalamine to 4-APAA. Mitsubishi Pharma developed 4-APAA as Actarit in Japan which was approved in 1994 for rheumatoid arthritis. IBD drugs were all originally approved for RA, from the oldest 5-ASA, sulfasalazine, to the latest biologics, Humira and Enbrel. 4-APAA has more than two decades of safety data as a standalone drug and has an MoA which is differentiated from mesalamine though the ultimate effect for both is anti-inflammatory (Figure 13). Taken orally as a tablet, the azo-bond protects INN-108 from the low pH in the stomach, thus allowing it to transit to the colon where the UC lesions are located. In the colon, the azo bond is broken enzymatically leading to the release of mesalamine and 4-APAA which have a synergistic anti-inflammatory effect. With the addition of 4-APAA, which is not approved in the U.S. or EU, to the already approved mesalamine, the synergistic effect could lead to superior clinical efficacy over the currently approved oral mesalamines.

Figure 13: 4-APAA is covalently bonded to 5-ASA via a high energy azo-bond which is only enzymatically cleaved in the colon. The anti-inflammatory effect of each of 5-ASA and 4-APAA via different pathways which could lead to a potential synergistic anti-inflammatory effect as seen in animal studies.

INN-108: UC Animal Model Data Shows Synergy between 4-APAA and Mesalamine

The effects of chronic treatment with INN-108 on Clostridium diffıcile toxin A — induced colitis of the colon is shown in Figure 14. Orally administered INN-108 was significantly more potent than sulfasalazine or 4-APAA alone (McVey, 2005).

Figure 14: A rat UC model using toxin A induced-colitis as the insult leads to sloughing of the colonic epithelium with increasing doses. Using sulfasalazine vs. INN-108 to protect against the toxin A injury showed INN-108 was significantly more potent that sulfasalazine. Source: McVey DC et al. Digestive Diseases and Sciences. 2005 Mar 1;50(3):565-73.

INN-108 Clinical Development Pathway

After completing a Phase 1 study with 24 subjects, a favorable safety profile was established with dosing of mesalamine and 4-APAA at 2 grams each for a total of 4 grams TID. The typical dose of the various approved mesalamine formulations range from 1.5g to 2.4g per day, thus INN-108’s mesalamine content is within the established approved dose range. The addition of 4-APAA is thought to improve the efficacy above mesalamine, which would allow INN-108 to be used either after or instead of current mesalamines. In a Phase 2 trial, we plan to compare INN-108 to mesalamine seeking to demonstrate a greater clinical effect than mesalamine alone.

Ulcerative Colitis: Lack of Innovation in New Drug Development for Past Several Decades

Conventional therapies broadly inhibit mechanisms involved in the inflammatory process and are commonly used to effectively treat patients experiencing a mild-to-moderate form of the disease. For mild-to-moderate UC, oral mesalamine has an established efficacy and safety profile. However, gastroenterologists cite the need for new therapies for mild-to-moderate UC.

Patients who do not respond to mesalamine are typically eventually transitioned to biologics. The primary targets for biologics have been to control the immune response and inflammatory cascade, by inhibiting or downregulating molecules such as TNF-α, NF-κB, IL-1β and IFN1-γ. We believe INN-108 bridges the gap between mesalamine and biologics by its mechanism of action of both inhibiting the inflammatory process and down-regulating the cytokines.

About Ulcerative Colitis

UC is a chronic intermittent relapsing inflammatory disorder of the large intestine and rectum. While poorly understood, a multitude of environmental factors and genetic vulnerabilities are thought to lead to the dysregulation of the immune response via a defective epithelial barrier. As a result, chronic inflammation and ulceration of the colon occurs. UC is specific to the colon and affects only the mucosal lining of the colon. Common symptoms of UC include diarrhea, bloody stools, and abdominal pain. The majority of patients are intermittent in their disease course, in that they experience a relapse among periods of remission. However, some patients experience only a single episode of the disease prior to maintaining remission whereas other patients are chronically symptomatic and may require a proctocolectomy to treat their condition.

History of Drug Development in Mild-to-Moderate Ulcerative Colitis

The original compound used in UC was sulfasalazine (Azulfidine), a conjugate of 5-ASA linked to sulfapyridine by an azo bond, which is split into the two molecules by bacterial azoreductases in the colon. The 5-ASA component or mesalamine is the active therapeutic moiety of sulfasalazine, with sulfapyridine thought to have little if any therapeutic effect. Sulfapyridine, however, is the cause of most of the significant adverse side effects of sulfasalazine.

 This led to the development of other 5-ASA preparations utilizing azo chemistry to deliver high concentrations of mesalamine or 5-ASA to the colon by preventing early absorption of the drug in the small intestine. Such preparations include olsalazine (Dipentum), consisting of two molecules of 5-ASA bonded together by an azo bond, and balsalazide (Colazal), consisting of 5-ASA azo bonded to an inert carrier (4-aminobenzoyl-β-alanine). The efficacy of these newer oral forms of 5-ASA is comparable to that of sulfasalazine, but they are better tolerated. However, some side effects persist which prevent wider use. In each of these preparations, the only active moiety is mesalamine or 5-ASA, an anti-inflammatory agent.

INN-329

INN-329 is a proprietary formulation of secretin, a peptide hormone which is used to improve visualization in a magnetic resonance cholangiopancreatography (MRCP) procedures. Secretin is a 27-amino acid long hormone which rapidly stimulates release of pancreatic secretions, thus improving visualization of the pancreatic ducts during imaging procedures. Secretin has also been tested in a variety of central nervous system conditions such as autism, though currently approved only for pancreatic function testing and imaging with endoscopic retrograde cholangiopancreatography (ERCP).. We acquired the assets of secretin from Repligen Corporation in December 2014.

The initial IND and was filed with the FDA by Repligen on July 29, 2005 for MRCP. The IND was transferred from Repligen to Innovate in January 2015. The New Drug Application (NDA) for MRCP was filed with the FDA on December 21, 2011 and was transferred to Innovate in January 2015.

MRCP has been used for more than 20 years as a non-invasive tool for imaging pancreatic ducts. With the addition of secretin pancreatic secretions are increased leading to significantly improved visualization of the pancreatic ducts for detection of abnormalities, including pancreatic cancer. The gold standard for pancreatic duct imaging had been ERCP, an expensive and invasive procedure with complications such as pancreatitis (3 − 5%), bleeding (1 − 2%), perforation (1%), infection (1 − 2%) and death (1/250). More than a half-million ERCP procedures are performed annually in the U.S. and as the role of ERCP diminishes for screening, it will further the need for approval of secretin for S-MRCP. We expect to repeat a Phase 3 trial with a partner, if and when secured, as per previous discussion with the FDA to look at improvement in visualization of the pancreatic duct via MRCP with and without secretin.

Our Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including our product candidates and our processes. We seek patent protection in the United States and internationally for our product candidates, their methods of use, and processes of manufacture and any other technology to which we have rights, as appropriate. Additionally, we have licensed the rights to intellectual property related to certain of our product candidates, including patents and patent applications that cover the products or their methods of use or processes of manufacture. The terms of the licenses are described below under the heading “Licensing Agreements.” The patent families related to the intellectual property covered by the licenses include 29 U.S. patents and 107 foreign patents with expiration dates ranging from 2018 to 2035. We also rely on trade secrets that may be important to the development of our business.

Our success will in part depend on the ability to obtain and maintain patent and other proprietary rights in commercially important technology, inventions and know-how related to our business, the validity and enforceability of our patents, the continued confidentiality of our trade secrets, and our ability to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology and products. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

CeD PRO: Copyrighted Primary Endpoint for Celiac Disease Tested in a Successful Clinical Trial

The patient reported outcome (PRO) primary end point for celiac disease (CeD PRO) was developed based on FDA guidance and is copyrighted in the United States effective October 13, 2011.  The copyright registration is in effect for 95 years from the year of first publication or 120 years from the year of creation, whichever expires first. If the drug is approved by the FDA and is the first drug to be approved for celiac disease, Innovate believes that the PRO will become the standard for assessing efficacy in celiac disease.  Competitor companies seeking to use a PRO to establish efficacy in this indication would either need to develop their own PRO or would be required to license the CeD PRO from Innovate, thus providing an additional barrier to competitor entry into the marketplace.

 Strategic Collaborations and License Agreements

We have entered into collaboration agreements with several academic institutions and other contract research organizations to investigate pre-clinical studies for the use of our product candidates in potential other indications or to further broaden our understanding of the current indications.

Licensing Agreements

License with Alba Therapeutics Corporation

In February 2016, we entered into a license agreement (the ”Alba License”) with Alba Therapeutics Corporation (“Alba”) to obtain an exclusive worldwide license to certain intellectual property relating to larazotide and related compounds.

Our initial area of focus for this asset relates to the treatment of celiac disease. We now refer to this program as INN-202. The license agreement gives us the rights to (i) patent families owned by University of Maryland, Baltimore (UMB) and licensed to Alba, (ii) certain patent families owned by Alba, and (iii) one patent family that is jointly owned. In connection with the Alba License, we also entered into a sublicense agreement with Alba under which Alba sublicensed the UMB patents to us (the “Alba Sublicense”).

As consideration for the Alba License, we agreed to pay (i) a one-time, non-refundable fee of $0.4 million at the time of execution and (ii) set payments totaling up to $151.5 million upon the achievement of certain milestones in connection with the development of the product, which milestones include the dosing of the first patient in the Phase 3 clinical trial, acceptance and approval of the New Drug Application, the first commercial sale, and the achievement of certain net sales targets. The last milestone payment is due upon the achievement of annual net sales of INN-202 in excess of $1.5 billion. Upon the first commercial sale of INN-202, the license becomes perpetual and irrevocable. The term of the Alba Sublicense, for which we paid a one-time, non-refundable fee of $0.1 million, extends until the earlier of (i) the termination of the Alba License, (ii) the termination of the underlying license agreement, or (iii) an assignment of the underlying license agreement to us. After we make the first milestone payment after the dosing of the first patient in the Phase 3 clinical trial and are able to demonstrate sufficient financial resources to complete the trial, we have the exclusive option to purchase the assets covered by the license.

The patents covering the composition-of-matter for the larazotide peptide expire in 2018 (2019 outside the United States). The Alba Therapeutics patent estate nevertheless provides product exclusivity for INN-202 in the U.S. until June 4, 2031, not including patent term extensions that may apply upon product approval.

The INN-202 patent estate includes issued patents in the U.S. for methods of treating celiac disease with larazotide, of which the last to expire has a term to July 16, 2030. The INN-202 patent estate further includes patents covering the composition-of-matter and corresponding methods of treatment for the larazotide formulation, with the last to expire patent having an expiration in the U.S. of June 4, 2031. The larazotide formulation patent family (ALB-015) has three issued U.S. patents, as well as 39 filings outside the U.S. (31 issued).

License with Seachaid Pharmaceuticals, Inc.

In April 2013, we entered into a license agreement (the “Seachaid License”) with Seachaid Pharmaceuticals, Inc. (“Seachaid”) to further develop and commercialize the licensed product, the compound known as APAZA. This program is now referred to as INN-108 by us.

The license agreement gives us the exclusive rights to (i) commercialize products covered by the patents owned or controlled by Seachaid related to the composition, formulation or use of any APAZA compound in the territory that includes the U.S., Canada, Japan, and most countries in Europe, and (ii) use, research, develop, export and make products worldwide for the purposes of such commercialization.

As consideration for the Seachaid License, we agreed to pay a one-time, non-refundable fee of $0.2 million at the earlier of the time we meet certain financing levels or 18 months following the execution of the agreement and set payments totaling up to $6.0 million upon the achievement of certain milestones in connection with the development of the product, filing of the New Drug Application, the first commercial sale, and payments ranging from $1.0 million to $2.5 million based on the achievement of certain net sales targets. There are future royalty payments in the single digits based on achieving sales targets, and we are required to pay Seachaid a portion of any sublicense revenue. The royalty payments continue for each licensed product and in each applicable country until the earlier of (i) the date of expiration of the last valid claim for such products to expire or (ii) the date that one or more generic equivalents if such product makes up 50 percent or more of sales in the applicable country. The term of the Seachaid License extends on a product-by-product and country-by-country basis until the expiration of the royalty period for the applicable product in the applicable country.

The INN-108 patent estate includes issued patents for:

(i.) immunoregulatory compounds and derivatives and methods of treating diseases therewith, of which the last to expire has a term to December 17, 2021 (in the U.S.) and August 28, 2021 (in Europe);

(ii.) methods and compositions employing 4-aminophenylacetic acid, of which the last to expire has a term to to August 29, 2021 (in the U.S.);

(iii.) 5-ASA derivatives having anti-inflammatory and antibiotic activity, of which the last to expire has a term to August 29, 2021 (in the U.S.) and August 28, 2021 (in Europe); and

(iv.) synthesis of azo bonded immunoregulatory compounds, of which the last to expire has a term to May 31, 2028 (in the U.S.) and July 7, 2025 (in Europe).

The corresponding European patent application for (ii.) methods and compositions employing 4-aminophenylacetic acid is still pending, but if issued would provide a term to March 22, 2025 in the countries where the application is validated.

The INN-108 patent estate includes also provisional patent applications for pharmaceutical compositions, delivery compositions, methods of prophylaxis and methods of treatment. These patent applications have not yet been issued, and so it is impossible to know the expiration date of any intellectual property that might result from these applications.

Asset Purchase Agreement

In December 2014, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Repligen Corporation (“Repligen”) to acquire Repligen’s RG-1068 program for the development of secretin for the pancreatic imaging market and MRCP procedures. We now refer to this program as INN-329. As consideration for the Asset Purchase Agreement, we agreed to make a non-refundable cash payment on the date of the agreement and future royalty payments consisting of a percentage of annual net sales, with the royalty payment percentage increasing as annual net sales increase. The royalty payments are made on a product-by-product and country-by-country basis and the obligation to make the payments expires with respect to each country upon the later of (i) the expiration of regulatory exclusivity for the product in that country or (ii) ten years after the first commercial sale in that country. The royalty amount is subject to reduction in certain situations, such as the entry of generic competition in the market.

Manufacturing and Supply

We contract with third parties for the manufacturing of all of our product candidates, including INN-108, INN-202 and INN-329, for pre-clinical and clinical studies and intend to continue to do so in the future. We do not own or operate any manufacturing facilities, and we have no plans to build any owned clinical or commercial scale manufacturing capabilities. We believe that the use of contract manufacturing organizations (CMOs) eliminates the need to directly invest in manufacturing facilities, equipment and additional staff. Although we rely on contract manufacturers, our personnel or consultants have extensive manufacturing experience overseeing CMOs.

As we further develop our molecules, we expect to consider secondary or back-up manufacturers for both active pharmaceutical ingredient and drug product manufacturing. To date, our third-party manufacturers have met the manufacturing requirements for our product candidates in a timely manner. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full-scale commercial demands but we have not assessed these capabilities beyond the supply of clinical materials to date. We currently engage CMOs on a ‘‘fee for services’’ basis based on our current development plans. We plan to identify CMOs and enter into longer term contracts or commitments as we move our product candidates into Phase 3 clinical trials.

We believe alternate sources of manufacturing will be available to satisfy our clinical and future commercial requirements; however we cannot guarantee that identifying and establishing alternative relationships with such sources will be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates. All of the vendors we use are required to conduct their operations under current Good Manufacturing Practices, or cGMP, a regulatory standard for the manufacture of pharmaceuticals.

Commercialization

We own or control exclusive rights to all three of our product candidates in the markets of the United States, France, Germany, Italy, Spain, the United Kingdom, and Japan. We plan to pursue regulatory approvals for our products in the United States and the European Union, and may independently commercialize these products in the United States. In doing so, we may engage strategic partners to assist with the sales and promotion of our products.

Our anticipated commercialization strategy in the United States would target key prescribing physicians, including specialists such as gastroenterologists, as well as provide patients with support programs to ensure product access. Outside of the United States, we plan to seek partners to commercialize our products via out-licensing agreements or other similar commercial arrangements.

Competition

The pharmaceutical industry is highly competitive and characterized by intense and rapidly changing competition to develop new technologies and proprietary products. Our potential competitors include both major and specialty pharmaceutical companies worldwide. Our success will be based in part on our ability to identify, develop and manage a portfolio of product candidates that are safer and more effective than competing products.

The competitive landscape in celiac disease is currently limited, which we believe is due to lack of significant past R&D investments and lack of recognition and education around the disease. To our knowledge, there are no late stage competitors entering Phase 3 clinical trials or any who have successfully completed Phase 2 studies to date. However, in recent years large pharmaceutical companies have begun to expand their focus areas to autoimmune diseases such as celiac disease, and given the unmet medical needs in these areas, we anticipate increasing competition. A few early stage programs are active, with time to enter Phase 1 clinical trials still several years away, including Roche/Genetech’s RG7625 (cathepsin S inhibitor), Takeda/PvP’s KumaMax (gluten degrading enzyme), Celimmune/Amgen’s AMG-714 (an IL-15 MAb) and Dr. Falk Pharma/Zeria’s ZED-1227 (a tTG-2 inhibitor). ImmunogenX’s IMGX003 (two gluten degrading enzymes) failed to meet its primary endpoint in a Phase 2b trial in 2015.

Product	Status	Mechanism	Company	Route	Product Type
AMG 714	Phase 2	Anti-IL-15 MAb	Celimmune/ Amgen	Subcutaneous; 2x/month	MAb (humanized)

ZED-1227	Phase 1b	TGase-2 inhibitor	Zedira GmbH/ Dr Falk Pharma	Oral	Small molecule (peptidomimetic)

Nexvax2	Phase 1	Tolerizing vaccine	ImmusanT	Intradermal	3 gliadin epitopes (peptides)
KumaMax	Pre-clinical	Enzymatic degradation of gluten	Takeda/PvP Biologics	Oral	Recombinant enzyme

Table 4: Current celiac drugs in development are still in pre-clinical to early Phase 2 proof-of-concept stage. No drugs have completed a successful Phase 2b efficacy trial other than larazotide.

Ulcerative colitis drug development has historically been primarily focused on the moderate-to-severe UC population with little investment and research and development in mild-to-moderate UC, which is the majority of the patient populations. Current treatments for mild-to-moderate UC include the mesalamine reformulations that are pictured in Figure 15 below and described above under the heading “History of Drug Development in Mild to Moderate Ulcerative Colitis,” as well as Lialda, Pentasa, Asacol HD and Apriso, Valeant/Salix’s Uceris (oral MMX-formulated budesonide; a corticosteroid) and 5-mercaptopurine (severe side effects). Eventually, half of the mild-to-moderate UC patients progress from mesalamine to the more expensive biologics, which creates a significant potential market opportunity for any drug that is more effective than mesalamine and less expensive than the biologics.

Figure 15: Other than various reformulations of mesalamine which have been used for the past several decades, no new drugs have been approved for mild-to-moderate UC

Government Regulations

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drugs, such as those we are developing. Along with third-party contractors, we will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Government Regulation of Drugs

The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation;

•	submission to the FDA of an Investigational New Drug application, or IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•	approval by an independent Institutional Review Board, or IRB, or ethics committee for each clinical site before a clinical trial can begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed product candidate for its intended purpose;

•	preparation of and submission to the FDA of a New Drug Application, or NDA, after completion of all required clinical trials;

•	a determination by the FDA within 60 days of its receipt of a NDA to file the application for review;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the product’s continued safety, purity and potency, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices, or cGCPs; and

•	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually and when significant changes are made.

The testing and approval processes require substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent Institutional Review Board, or IRB, for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•	Phase 1. The drug product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, the initial human testing is often conducted in patients.

•	Phase 2. The drug product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

•	Phase 4. In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be required as a condition to approval of the NDA.

Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the drug characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a NDA requesting approval to market the product for one or more indications. The NDA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a NDA requires payment of a substantial User Fee to FDA, and the sponsor of an approved NDA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

Within 60 days following submission of the application, the FDA reviews an NDA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA must be resubmitted with the additional information. Once a NDA has been filed, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process may be significantly extended by FDA requests for additional information or clarification. The FDA reviews a NDA to determine, among other things, whether a product is safe and effective for the indication being pursued, and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety and effectiveness. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. After the FDA evaluates a NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may request additional information or clarification. The FDA may delay or refuse approval of a NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs that meet certain criteria. Specifically, new drug products are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. For a fast track product, the FDA may consider sections of the NDA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the NDA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve an NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products subject to accelerated approval must have associated marketing materials submitted for pre-approval by the FDA’s Office of Prescription Drug Promotion during the pre-approval review period. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the product’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established breakthrough therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a breakthrough therapy at the time of or any time after the submission of an IND, but ideally before an end-of-Phase 2 meeting with FDA. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller or more efficient clinical trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough designation also allows the sponsor to file sections of the NDA for review on a rolling basis. We may seek designation as a breakthrough therapy for some or all of our product candidates.

Fast Track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Orphan Drug Status

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drug candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales of the drug in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Although there may be some increased communication opportunities, orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a drug candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in very limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Orphan drug exclusivity could block the approval of our drug candidates for seven years if a competitor obtains approval of the same product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease.

As in the United States, designation as an orphan drug for the treatment of a specific indication in the European Union, must be made before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.

The FDA and foreign regulators expect holders of exclusivity for orphan drugs to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the orphan drug.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, distribution, and advertising and promotion of the product. After approval, most changes to the approved product labeling, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may, among other things, halt their clinical trials, require them to recall a product from distribution, or withdraw approval of the NDA.

 Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.

The FDA may withdraw approval of an NDA if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;

•	fines, warning letters, or holds on post-approval clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drugs and biologics. A company can make only those claims relating to safety and efficacy that are consistent with the FDA approved label and with FDA regulations governing marketing of prescription products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education, clinical research and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to FDA, including potentially the Federal Trade Commission, the Department of Justice, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services and state and local governments. Our promotional and scientific/educational programs and interactions with healthcare professionals must comply with the federal Anti-Kickback Statute, the civil False Claims Act, physician payment transparency laws, privacy laws, security laws, anti-bribery and corruption laws, and additional federal and state laws similar to the foregoing.

The federal Anti-Kickback Statute prohibits, among other things, the knowing and willing, direct or indirect offer, receipt, solicitation or payment of remuneration in exchange for or to induce the referral of patients, including the purchase, order or lease of any good, facility, item or service that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to increased scrutiny and review if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. The government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Many states have similar laws that apply to their state health care programs as well as private payers.

Federal false claims and false statement laws, including the federal civil False Claims Act, or FCA, impose liability on persons and/or entities that, among other things, knowingly present or cause to be presented claims that are false or fraudulent or not provided as claimed for payment or approval by a federal health care program. The FCA has been used to prosecute persons or entities that “cause” the submission of claims for payment that are inaccurate or fraudulent, by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, submitting claims for services not provided as claimed, or submitting claims for services that were provided but not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual, or whistleblower, in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other illegal sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, certain companies that were found to be in violation of the FCA have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, restricting the manner in which they conduct their business.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers; knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services; and willfully obstructing a criminal investigation of a healthcare offense. Like the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Given the significant size of actual and potential settlements, it is expected that the federal government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws. Many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs. To the extent that our products, once commercialized, are sold in a foreign country, we may be subject to similar foreign laws.

There has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposed new reporting requirements on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Covered manufacturers are required to collect and report detailed payment data and submit legal attestation to the accuracy of such data to the government each year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Additionally, entities that do not comply with mandatory reporting requirements may be subject to a corporate integrity agreement. Certain states also mandate implementation of commercial compliance programs, impose restrictions on covered manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations impose specified requirements on certain health care providers, plans and clearinghouses (collectively, “covered entities”) and their “business associates,” relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain states have their own laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other and/or HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to them, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, imprisonment, contractual damages, reputational harm, and diminished profits and future earnings, any of which could adversely affect our ability to operate our business and our financial results.

In addition to the foregoing health care laws, we are also subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to government officials or private-sector recipients for the purpose of obtaining or retaining business. We have plans to adopt an anti-corruption policy, which will become effective upon the completion of this transaction, and expect to prepare and implement procedures to ensure compliance with such policy. The anti-corruption policy mandates compliance with the FCPA and similar anti-bribery laws applicable to our business throughout the world. However, we cannot assure you that such a policy or procedures implemented to enforce such a policy will protect us from intentional, reckless or negligent acts committed by our employees, distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the extent to which coverage and adequate reimbursement are provided by third-party payers. Third-party payers include state and federal government health care programs, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payers will provide coverage and reimbursement for our product candidates, if approved, we cannot be certain of this. Third-party payers are increasingly challenging the price, examining the cost-effectiveness, and reducing reimbursement for medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective and thus may not be covered or sufficiently reimbursed. It is time consuming and expensive for us to seek coverage and reimbursement from third-party payers, as each payer will make its own determination as to whether to cover a product and at what level of reimbursement. Thus, one payer’s decision to provide coverage and adequate reimbursement for a product does not assure that another payer will provide coverage or that the reimbursement levels will be adequate. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow them to sell our products on a competitive and profitable basis.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could materially affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

By way of example, in 2010 the Affordable Care Act was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the Affordable Care Act of importance to our potential drug candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include, among others, the Budget Control Act of 2011, which mandates aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective in 2013, and, due to subsequent legislative amendments, will remain in effect through 2024, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

We expect that healthcare reform measures that may be adopted in the future, including the possible repeal and replacement of the Affordable Care Act which the Trump administration has stated is a priority, are unpredictable, and the potential impact on our operations and financial position are uncertain, but may result in more rigorous coverage criteria and lower reimbursement, and place additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to develop or sell any products outside of the United States. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement, and privacy, can vary greatly from country to country.

Research and Development Expenses

Private Innovate had research and development expenses of $4.0 million and $1.9 million for the years ended December 31, 2017 and December 31, 2016, respectively.

Employees

Following completion of the Merger, we now have five full-time employees. We also engage consultants to provide services to us, including clinical development, manufacturing support, regulatory support, business development, and general business operational support.

Corporate Information

Private Innovate was incorporated under the laws of North Carolina under the name “GI Therapeutics, Inc.” in 2012 and changed its name to “Innovate Biopharmaceuticals Inc.” when it converted to a Delaware corporation in 2014. In January 2018, Merger Sub merged with and into Private Innovate with Private Innovate surviving as a wholly owned subsidiary of the Company, and the Company changed its name to Innovate Biopharmaceuticals, Inc. Our principal executive offices are located at 8480 Honeycutt Road, Suite 120, Raleigh, NC 27615 and our telephone number is (919) 275-1933. Our corporate website address is http://www.innovatebiopharma.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. The contents of our website are not incorporated into this Annual Report on Form 10-K and our reference to the URL for our website is intended to be an inactive textual reference only.

This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.

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

However, we have chosen to irrevocably opt out of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of (1) December 31, 2021, (2) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

Item 1A. Risk Factors.

Our business, financial condition and operating results may be affected by a number of factors, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from our past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Risks Related to Our Capital Requirements and Financial Condition

We have a limited operating history and have incurred significant losses since inception, and expect that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

Monster had a limited operating history and had generated significant negative operating cash flows since inception. Private Innovate has also not been profitable since it commenced operations in 2012, and we may never achieve or sustain profitability. As a clinical-stage biopharmaceutical company, we have a limited operating history upon which to evaluate our business and prospects. In addition, we have limited history as an organization and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates, or generated any revenue from sales of products. We have devoted significant resources to research and development and other expenses related to our ongoing clinical trials and operations, in addition to acquiring product candidates.

Since inception, most of our resources have been dedicated to the acquisition and development of our product candidates, INN-202 (larazotide acetate), INN-108 and INN-329 (secretin). We will require significant additional capital to continue operations and to execute on our current business strategy to develop INN-202 through to regulatory approval and further develop INN-108 and INN-329 for eventually seeking regulatory approval. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

Our auditor has expressed substantial doubt about our ability to continue as a going concern.

The audit reports on Monster’s financial statements for the years ended December 31, 2017 and 2016 and Private Innovate’s financial statements for the years ended December 31, 2017 and 2016 include an explanatory paragraph related to recurring losses from operations and dependence on additional financing to continue as a going concern. Monster and Private Innovate have incurred net losses for the years ended December 31, 2017 and 2016, and had an accumulated deficit of $40.0 million and $19.4 million, respectively, as of December 31, 2017. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity financing or enter into strategic partnerships. On January 29, 2018, Private Innovate sold approximately $18.1 million of shares of common stock, or $16.5 million, net of approximately $1.6 million in placement agent fees and $80,000 in non-accountable expense costs. In addition, Private Innovate received approximately $3.0 million in proceeds from a debt financing. We intend to continue to finance our operations through debt or equity financing and/or strategic partnerships. The failure to obtain sufficient financing or strategic partnerships could adversely affect our ability to achieve our business objectives and continue as a going concern.

We will require substantial additional financing to obtain regulatory approval for INN-202 for celiac disease, and for further development of INN-217 (for NASH) INN-108 (for ulcerative colitis) INN-289 (for Crohn’s disease) and INN-329 (for magnetic resonance cholangiopancreatography or MRCP), and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts and other operations.

For the years ended December 31, 2017 and 2016, Private Innovate incurred losses from operations of $11.2 million and $5.4 million, respectively, and net cash used in operating activities was $5.1 million and $2.2 million, respectively. At December 31, 2017, Private Innovate had an accumulated deficit of $19.4 million, cash and cash equivalents of $0.4 million, and a working capital deficit of $12.2 million. We expect to continue to incur substantial operating losses for the next several years as we advance our product candidates through clinical development, U.S. and other regional regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve on a timely basis, or at all.

Our capital requirements for the foreseeable future will depend in large part on, and could increase significantly as a result of, our expenditures on our development programs. Future expenditures on our development programs are subject to many uncertainties, and will depend on, and could increase significantly as a result of, many factors, including:

•	the number, size, complexity, results and timing of our drug development programs;

•	the number of clinical and nonclinical studies necessary to demonstrate acceptable evidence of the safety and efficacy of our product candidates;

•	the terms of any collaborative or other strategic arrangement that we may establish;

•	changes in standards of care which could increase the size and complexity of clinical studies;

•	the ability to locate patients to participate in a study given the limited number of patients available for orphan or ultra-orphan indications;

•	the number of patients who participate, the rate of enrollment, and the ratio of randomized to evaluable patients in each clinical study;

•	the number and location of sites and the rate of site initiation in each study;

•	the duration of patient treatment and follow-up;

•	the potential for additional safety monitoring or other post-marketing studies that may be requested by regulatory agencies;

•	the time and cost to manufacture clinical trial material and commercial product, including process development and scale-up activities, and to conduct stability studies, which can last several years;

•	the degree of difficulty and cost involved in securing alternate manufacturers or suppliers of drug product, components or delivery devices, as necessary to meet FDA requirements and/or commercial demand;

•	the costs, requirements, timing of, and the ability to, secure regulatory approvals;

•	the extent to which we increase our workforce and the costs involved in recruiting, training and incentivizing new employees;

•	the costs related to developing, acquiring and/or contracting for sales, marketing and distribution capabilities, supply chain management capabilities, and regulatory compliance capabilities, if we obtain regulatory approval for a product candidate and commercialize it without a partner;

•	the costs involved in evaluating competing technologies and market developments or the loss in sales in case of such competition; and

•	the costs involved in establishing, enforcing or defending patent claims and other proprietary rights.

In addition, we are obligated to dedicate a portion of our cash flow to payments on our debt, which reduces the amounts available to fund other corporate initiatives. An event of default on our debt could increase and accelerate the amounts due thereunder.

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we will be required to delay, limit, reduce or terminate development activities, our establishment of sales and marketing, manufacturing or distribution capabilities, or other activities that may be necessary to commercialize our product candidates, conduct preclinical or clinical studies, or other development activities.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may be required to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through public or private equity offerings, or through debt offerings in which the instruments can convert to equity, the ownership interest of our stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures, or subject to specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business.

We have not generated any revenue from product sales and may never be profitable.

We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the requisite regulatory approvals necessary to commercialize, one or more of our product candidates.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Risks Related to Our Business Strategy and Operations

We do not have any products that are approved for commercial sale.

We currently do not have any therapeutic products approved for commercial sale. We have not received, and may not receive within the next several years, if at all, any revenues from the commercialization of our product candidates if approved.

We are substantially dependent upon the clinical, regulatory and commercial success of our five product candidates, INN-202, INN-217, INN-108, INN-289 and INN-329. Clinical drug development involves a lengthy and expensive process with an uncertain outcome; results of earlier studies and trials may not be predictive of future trial results; and our clinical trials may fail to adequately demonstrate to the satisfaction of regulatory authorities the safety and efficacy of our three product candidates.

The success of our business is dependent on our ability to advance the clinical development of INN-202 for the treatment of celiac disease, INN-217 for NASH, INN-108 for the treatment of mild to moderate ulcerative colitis, INN-289 for Crohn’s disease and INN-329 for MRCP. INN-202 has successfully completed Phase 2 trials; however, Phase 3 pivotal studies and long-term safety studies remain to be conducted. INN-108 will be entering into Phase 2 efficacy trials for mild to moderate ulcerative colitis. INN-329 requires additional studies to be performed for completion of Phase 3 trials.

Clinical testing is expensive and can take many years to complete. The outcome of this testing is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. Many companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

Because of the developmental nature of our product candidates, we are subject to risks associated with initiating, completing and achieving positive outcomes from our current and future clinical trials, including:

•	inability to enroll enough patients in the clinical trials;

•	slow implementation, enrollment and completion of the clinical trials;

•	low patient compliance and adherence to dosing and reporting requirements, such as incomplete reporting of patient reported outcomes in the clinical trials or missed doses;

•	lack of safety and efficacy in the clinical trials;

•	delays in the manufacture of supplies for drug components due to delays in formulation, process development, or manufacturing activities;

•	requirements for additional nonclinical or clinical studies based on changes to formulation and/or changes to regulatory requirements;

•	requirements for additional clinical studies based on inconclusive clinical results or changes in market, standard of care, and/or regulatory requirements;

If we successfully complete the necessary clinical trials for our product candidates, our success will be subject to the risks associated with obtaining regulatory approvals, product launch, and commercialization, including:

•	delays during regulatory review and/or requirements for additional CMC, nonclinical, or clinical studies, resulting in increased costs and/or delays in marketing approval and subsequent commercialization of our product candidates in the United States and other markets;

•	FDA rejection of our New Drug Application (“NDA”) submissions for our product candidates;

•	regulatory rejection in the EU, Japan, and other markets;

•	inability to consistently manufacture commercial supplies of drug and delivery devices resulting in slowed market development and lower revenue;

•	poor commercial sales due to:

o	the ability of our future sales organization or our potential commercialization partners to effectively sell our product candidates;

o	lack of success in educating physicians and patients about the benefits, administration, and use of our product candidates;

o	low patient demand for our product candidates;

o	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for the targeted indications of our product candidates;

o	poor prescription coverage and inadequate reimbursement for our product candidates;

•	inability to enforce our intellectual property rights in and to our product candidates; and

•	reduction in the safety profile of our product candidates following approval.

Many of these clinical, regulatory and commercial matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot provide any assurances that we will be able to advance our product candidates further through final clinical development or obtain regulatory approval of, commercialize or generate significant revenue from them. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

 If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop and commercialize our product candidates.

Private Innovate has historically operated with a limited number of employees. Following the completion of the Merger, we now have five full-time employees, including one employee engaged part-time in research and development. Therefore, institutional knowledge is concentrated within a small number of employees. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. Our future success is highly dependent upon the contributions of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

There may be intense competition from other companies and organizations for qualified personnel. Other companies and organizations with which we compete for personnel may have greater financial and other resources and different risk profiles than we do, and a history of successful development and commercialization of their product candidates. Replacing key employees may be difficult and costly; and we may not have other personnel with the capacity to assume all the responsibilities of a key employee upon his or her departure. If we cannot attract and retain skilled personnel, as needed, we may not achieve our development and other goals.

In addition, the success of our business will depend on our ability to develop and maintain relationships with respected service providers and industry-leading consultants and advisers. If we cannot develop and maintain such relationships, as needed, the rate and success at which we can develop and commercialize product candidates may be limited. In addition, our outsourcing strategy, which has included engaging consultants to manage key functional areas, may subject us to scrutiny under labor laws and regulations, which may divert management time and attention and have an adverse effect on our business and financial condition.

 Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our existence as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituencies require significant attention from our senior management and could divert their attention away from the day-to-day management of our business.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may impair our ability to produce accurate financial statements or prevent fraud.

Monster has determined that it had a material weakness in its internal control over financial reporting as of December 31, 2017 and 2016. In connection with the preparation of Private Innovate’s audited financial statements for the year ended December 31, 2017, the independent auditors of Private Innovate also advised that a material weakness exists in Private Innovate’s internal controls over financial reporting due to its inability to adequately segregate duties as a result of our limited number of accounting personnel. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the subject company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have limited resources to address our internal controls and procedures and rely on consultants to assist us with our financial accounting and compliance obligations. Although we are committed to continuing to improve our internal control processes and intend to implement a plan to remediate this material weakness, we cannot be certain of the effectiveness of such plan or that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements and prevent fraud. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Our employees, independent contractors and consultants, principal investigators, CROs, CMOs and other vendors, and any future commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk that our employees, independent contractors and consultants, principal investigators, clinical research organizations (CROs), CMOs and other vendors, and any future commercial partners may engage in fraudulent conduct or other misconduct. This type of misconduct may include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards required by cGMP or our standards, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to them. The misconduct of our employees and other of our service providers could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business ethics and conduct, but it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity, such as the implementation of a quality system which entails vendor audits by quality experts, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We do not have, and do not have plans to establish, manufacturing facilities. We completely rely on third parties for the manufacture and supply of our clinical trial drug supplies and, if approved, commercial product materials. The loss of any of these vendors or a vendor’s failure to provide us with an adequate supply of clinical trial or commercial product material in a timely manner and on commercially acceptable terms, or at all, could harm our business.

We outsource the manufacture of our product candidates and do not plan to establish our own manufacturing facilities. To manufacture our product candidates, we have made numerous custom modifications at CMOs, making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have or plan to have supply agreements with third party CMOs for drug substance and finished drug product. While we have existing supply agreements with third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct or completion of our clinical studies or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business.

Currently, we do not have alternative vendors to back up our primary vendors of clinical trial material or, if approved, commercial supply material. Identification of and discussions with other vendors may be protracted and/or unsuccessful, or these new vendors may be unsuccessful in producing the same results as the current primary vendors producing the material. Therefore, if our primary vendors become unable or unwilling to perform their required activities, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, product for commercial sale, which would materially and adversely affect our development programs, commercial activities, operating results and financial condition. In addition, the FDA or regulatory authorities outside of the United States may require us to have an alternate manufacturer of a drug product before approving it for marketing and sale in the United States or abroad and securing such alternate manufacturer before approval of an NDA could result in considerable additional time and cost prior to approval.

Any new manufacturer or supplier of finished drug product or our component materials, including drug substance and delivery devices, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing of such product or ingredients required by us. The FDA or foreign regulatory agency may require us to conduct additional clinical studies, collect stability data and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. For example, if we were to engage a third party other than our current CMOs to supply the drug substance or drug product for future clinical trial, or commercial product, the FDA or regulatory authorities outside of the United States may require us to conduct additional clinical and nonclinical studies to ensure comparability of the drug substance or drug product manufactured by our current CMOs to that manufactured by the new supplier.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling-up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, and shortages of qualified personnel. Our product candidates have not been manufactured at the scale we believe will be necessary to maximize their commercial value, and accordingly, we may encounter difficulties in attempting to scale-up production and may not succeed in that effort on a timely basis or at all. In addition, the FDA or other regulatory authorities may impose additional requirements as we scale-up initial production capabilities, which may delay our scale-up activities and/or add expense.

All manufacturers of our clinical trial material and, if approved, commercial product, including drug substance manufacturers, must comply with cGMP requirements enforced by the FDA through its facilities inspection program and applicable requirements of foreign regulatory authorities. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our clinical trial material may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we or our representatives generally monitor and audit our manufacturers’ systems, we do not have full control over their ongoing compliance with these regulations. And while the responsibility to maintain cGMP compliance is shared between the third-party manufacturer and us, we bear ultimate responsibility for our supply chain and compliance with regulatory standards. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay or failure to obtain product approval, product seizure or recall, or withdrawal of product approval.

If our manufacturers encounter any of the aforementioned difficulties or otherwise fail to comply with their contractual obligations or there are delays entering commercial supply agreements due to capital constraints, we may have insufficient quantities of material to support ongoing and/or planned clinical studies or to meet commercial demand, if approved. In addition, any delay or interruption in the supply of materials necessary or useful to manufacture our product candidates could delay the completion of our clinical studies, increase the costs associated with our development programs and, depending upon the period of delay, require us to commence new clinical studies at significant additional expense or terminate the studies completely. Delays or interruptions in the supply of commercial product could result in increased cost of goods sold and lost sales. We cannot provide assurance that manufacturing or quality control problems will not arise in connection with the manufacture of our clinical trial material or commercial product, if approved, or that third-party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such clinical trial material or commercial product, as applicable. In addition, if our products are manufactured entirely or partially outside the United States, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Furthermore, changes in currency exchange rates, shipping costs and import tariffs could adversely affect our cost of goods sold. Any of the above factors could cause us to delay or suspend anticipated or ongoing trials, regulatory submissions or commercialization of our product candidates, entail higher costs or result in us being unable to effectively commercialize our products. Our dependence upon third parties for the manufacture of our clinical trial material may adversely affect our future costs and our ability to develop and commercialize our product candidates on a timely and competitive basis.

We currently rely significantly on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs. If those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our product candidates could be adversely affected.

We do not currently employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We engage consultants, advisors, CROs, and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities, and expect to continue to outsource all or a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control, and our third-party service providers may not perform their activities as required or expected including the maintenance of GCP, GLP and GMP compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

The CROs that we engage or may engage to execute our clinical studies play a significant role in the conduct of the studies, including the collection and analysis of study data, and we likely will depend on CROs and clinical investigators to conduct future clinical studies and to assist in analyzing data from completed studies and developing regulatory strategies for our product candidates. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to their programs. If our CROs, study investigators, and/or third-party sponsors fail to devote sufficient time and resources to studies of our product candidates, if we and/or our CROs do not comply with all GLP and GCP regulatory and contractual requirements, or if their performance is substandard, it may delay commencement and/or completion of these studies, submission of applications for regulatory approval, regulatory approval, and commercialization of our product candidates. Failure of CROs to meet their obligations to us could adversely affect the development of our product candidates.

In addition, the CROs we engage may have relationships with other commercial entities, some of which may compete with us. Through intentional or unintentional means, our competitors may benefit from lessons learned on the project that could ultimately harm our competitive position. Moreover, if a CRO fails to properly, or at all, perform our activities during a clinical study, we may not be able to enter into arrangements with alternative CROs on acceptable terms or in a timely manner, or at all. Switching CROs may increase costs and divert management time and attention. In addition, there likely would be a transition period before a new CRO commences work. These challenges could result in delays in the commencement or completion of our clinical studies, which could materially impact our ability to meet our desired and/or announced development timelines and have a material adverse impact on our business and financial condition.

We may not achieve our projected development goals within the time frames that we have announced.

We have set goals for accomplishing certain objectives material to the successful development of our product candidates. The actual timing of these events may vary due to many factors, including delays or failures in our nonclinical testing, clinical studies and manufacturing and regulatory activities and the uncertainties inherent in the regulatory approval process. From time to time, we create estimates for the completion of enrollment of or announcement of data from clinical studies of our product candidates. However, predicting the rate of enrollment or the time from completion of enrollment to announcement of data for any clinical study requires us to make significant assumptions that may prove to be incorrect. As discussed in other risk factors above, our estimated enrollment rates and the actual rates may differ materially and the time required to complete enrollment of any clinical study may be considerably longer than we estimate. Such delays may adversely affect our business, financial condition and results of operations.

Even if we complete a clinical study with successful results, we may not achieve our projected development goals within the periods we initially anticipate or announce. If a development plan for a product candidate becomes more extensive and costly than anticipated, we may determine that the associated time and cost are not financially justifiable and, as a result, may discontinue development in a particular indication or of the product candidate as a whole. In addition, even if a study did complete with successful results, changes may occur in regulatory requirements or policy during the period of product development and/or regulatory review of an NDA that relate to the data required to be included in NDAs which may require additional studies that may be costly and time consuming. Any of these actions may be viewed negatively, which could adversely impact our business, financial condition and results of operations.

Further, throughout development, we must provide adequate assurance to the FDA and other regulatory authorities that we can consistently develop and produce our product candidates in conformance with GLP, GCP, cGMP, and other regulatory standards. As discussed above, we rely on CMOs for the manufacture of clinical, and future commercial, quantities of our product candidates. If future FDA or other regulatory authority inspections identify cGMP compliance deficiencies at these third-party facilities, production of our clinical trial material or, in the future, commercial product, could be disrupted, causing potentially substantial delay in or failure of development or commercialization of our product candidates.

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our products, if approved, or generate product revenue.

To commercialize our products, if approved, in the United States and other jurisdictions we seek approvals, we must build our marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our products receive regulatory approval, we expect to market such products in the United States through a focused, specialized sales force, which will be costly and time consuming. We have no prior experience in the marketing and sale of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Outside of the United States, we may consider collaboration arrangements. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products in certain markets. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

To establish a sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.

Following completion of the Merger, we now have five full-time employees, including one employee engaged part-time in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

Due to our limited financial resources and our limited experience in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and resources. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations, which could materially impact our business, revenue and operating results.

Our product candidates may cause undesirable side effects or adverse events, or have other properties that could delay or prevent their clinical development, regulatory approval or commercialization.

As with many pharmaceutical products, undesirable side effects or adverse events caused by our product candidates could interrupt, delay or halt clinical studies and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all indications, and in turn prevent us from commercializing our product candidates. If undesirable side effects occur, they could possibly prevent approval, which would have a material and adverse effect on our business.

If any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we may be required to change the way the product is administered, conduct additional clinical studies or change the labeling of the product;

•	regulatory authorities may withdraw approval of the product; and

•	our reputation may suffer.

 Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenue from its sale.

Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems or deficiency in our cyber security.

We rely on information technology (IT) systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory data, clinical data and corporate records, to communicate with staff and external parties, and to operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories, and archives. If any of these third-party information technology providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyber-attacks or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed, or could fail.

Risks Related to Drug Development and Commercialization

We depend on the successful completion of clinical studies of our product candidates, and any positive results in prior clinical studies do not ensure that ongoing or future clinical studies will be successful.

Pharmaceutical products are subject to stringent regulatory requirements covering quality, safety and efficacy. The burden of proof is on the manufacturer, such as us, to show with substantial clinical data that the risk/benefit profile for any new drug is favorable. Only after successfully completing extensive pharmaceutical development, nonclinical testing and clinical studies may a product be considered for regulatory approval.

If we license rights to develop our product candidates to independent third parties or otherwise permit such third parties to evaluate our product candidates in clinical studies, we may have limited control over those clinical studies. Any safety or efficacy concern identified in a third-party sponsored study could adversely affect our or another licensee’s development of our product candidate and prospects for our regulatory approval, even if the data from that study are subject to varying interpretations and analyses.

There is significant risk that ongoing and future clinical studies of our product candidates are or will be unsuccessful. Negative or inconclusive results could cause the FDA and other regulatory authorities to require us to repeat or conduct additional clinical studies, which could significantly increase the time and expense associated with development of that product candidate or cause us to elect to discontinue one or more clinical programs. Failure to complete a clinical study of a product candidate or an unsuccessful result of a clinical study could have a material adverse effect on our business.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

Clinical studies are expensive, difficult to design and implement, may take many years to complete, and outcomes are inherently uncertain. A drug product may fail to demonstrate positive results at any stage of testing despite having progressed satisfactorily through nonclinical testing and initial clinical studies. There is significant risk in clinical development where later stage clinical studies are designed and powered based on the analysis of data from earlier studies, with these earlier studies involving a smaller number of patients, and the results of the earlier studies being driven primarily by a subset of responsive patients. In addition, interim results of a clinical study do not necessarily predict final results. Further, clinical study data frequently are susceptible to varying interpretations. Medical professionals and/or regulatory authorities may analyze or weigh study data differently than the sponsor company, resulting in delay or failure to obtain marketing approval for a product candidate. Additionally, the possible lack of standardization across multiple investigative sites may induce variability in the results, which can interfere with the evaluation of treatment effects.

Delays in commencement and completion of clinical studies are common and have many causes. Delays in clinical studies of our product candidates could increase overall development costs and jeopardize our ability to obtain regulatory approval and successfully commercialize any approved products.

Clinical studies may not commence on time or be completed on schedule, if at all. The commencement and completion of clinical studies can be delayed for a variety of reasons, including:

•	inability to raise sufficient funding to initiate or to continue a clinical study;

•	delays in obtaining regulatory approval to commence a clinical study;

•	delays in identifying and reaching agreement on acceptable terms with prospective CROs and clinical study sites and investigators, which agreements can be subject to extensive negotiation and may vary significantly among study sites;

•	delays in obtaining regulatory approval in a prospective country;

•	delays in obtaining ethics committee approval to conduct a clinical study at a prospective site;

•	delays in reaching agreements on acceptable terms with prospective CMOs or other vendors for the production and supply of clinical trial material and, if necessary, drug administration devices, which agreements can be subject to extensive negotiation;

•	delays in the production or delivery of sufficient quantities of clinical trial material from our CMOs and other vendors to initiate or continue a clinical study;

•	delays due to product candidate recalls as a result of stability failure, excessive product complaints or other failures of the product candidate during its use or testing;

•	invalidation of clinical data caused by premature unblinding or integrity issues;

•	invalidation of clinical data caused by mixing up of the active drug and placebo through randomization or manufacturing errors;

•	delays on the part of our CROs, CMOs and other third-party contractors in developing procedures and protocols or otherwise conducting activities in accordance with applicable policies and procedures and in accordance with agreed upon timelines;

•	delays in identifying and hiring or engaging, as applicable, additional employees or consultants to assist in managing clinical study-related activities;

•	delays in recruiting and enrolling individuals to participate in a clinical study, which historically can be challenging in orphan diseases;

•	delays caused by patients dropping out of a clinical study due to side effects, concurrent disorders, difficulties in adhering to the study protocol, unknown issues related to different patient profiles than in previous studies, or otherwise;

•	delays in having patients complete participation in a clinical study, including returning for post-treatment follow-up;

•	delays resulting from study sites dropping out of a trial, providing inadequate staff support for the study, problems with shipment of study supplies to clinical sites, or focusing our staff’s efforts on enrolling studies that compete for the same patient population;

•	suspension of enrollment at a study site or the imposition of a clinical hold by the FDA or other regulatory authority following an inspection of clinical study operations at study sites or finding of a drug-related serious adverse event; and

•	delays in quality control/quality assurance procedures necessary for study database lock and analysis of unblinded data.

We may experience difficulties in the enrollment of patients in our clinical trials, which may delay or prevent us from obtaining regulatory approval.

We may not be able to continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are focused on diseases in genomically defined patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

Patient enrollment, a critical component to successful completion of a clinical study, is affected by many factors, including:

•	the size of the target patient population;

•	other ongoing studies competing for the same patient population;

•	the eligibility criteria for the clinical trial;

•	the design of the clinical study;

•	the perceived risks and benefits of the product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the proximity and availability of clinical trial sites for prospective patients; and

•	the ability to monitor patients adequately during and after treatment.

Clinical studies may not begin on time or be completed in the time frames we anticipate. The length of time necessary to successfully complete clinical studies varies significantly and is difficult to predict accurately. We may make statements regarding anticipated timing for completion of enrollment in and/or availability of results from our clinical studies, but such predictions are subject to a number of significant assumptions and actual timing may differ materially for a variety of reasons, including patient enrollment rates, length of time needed to prepare raw study data for analysis and then to review and analyze it, and other factors described above. If we experience delays in the completion of a clinical study, if a clinical study is terminated, or if failure to conduct a study in accordance with regulatory requirements or the study’s protocol leads to deficient safety and/or efficacy data, the regulatory approval and/or commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical studies likely will increase our development costs. Further, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may ultimately lead to the denial of regulatory approval of a product candidate. Even if we ultimately commercialize our product candidates, the standard of care may have changed or other therapies for the same indications may have been introduced to the market in the interim and may establish a competitive threat to us or may diminish the need for our products.

Clinical studies are very expensive, difficult to design and implement, often take many years to complete, and the outcome is inherently uncertain.

Clinical development of pharmaceutical products for humans is generally very expensive and takes many years to complete. Failures can occur at any stage of clinical testing. We estimate that clinical development of our product candidates will take several additional years to complete, but because of the variety of factors that can affect the design, timing, and outcome of clinical studies, we are unable to estimate the exact funds required to complete research and development, to obtain regulatory approval and to commercialize all of our product candidates. We will need significant additional capital to continue to advance our product candidates pursuant to our current development and commercialization plans.

Failure at any stage of clinical testing is not uncommon and we may encounter problems that would require additional, unplanned studies or cause us to abandon a clinical development program.

In addition, a clinical study may be suspended or terminated by us, an IRB, a data safety monitoring board, the FDA or other regulatory authorities due to a number of factors, including:

•	lack of adequate funding to continue the study;

•	failure to conduct the study in accordance with regulatory requirements or the study’s protocol;

•	inspection of clinical study operations or sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues, including adverse side effects; or

•	changes in governmental regulations or administrative actions.

Changes in governmental regulations and guidance relating to clinical studies may occur and we may need to amend study protocols to reflect these changes, or we may amend study protocols for other reasons. Amendments may require us to resubmit protocols to IRBs for reexamination and approval or renegotiate terms with CROs, study sites and investigators, all of which may adversely impact the costs or timing of or our ability to successfully complete a trial.

There is significant uncertainty regarding the regulatory approval process for any investigational new drug, substantial further testing and validation of our product candidates and related manufacturing processes may be required, and regulatory approval may be conditioned, delayed or denied, any of which could delay or prevent us from successfully marketing our product candidates and substantially harm our business.

Pharmaceutical products generally are subject to rigorous nonclinical testing and clinical studies and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or materially influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources.

We are preparing INN-202, larazotide acetate, for Phase 3 clinical trials, the success of which will be needed for FDA approval to market INN-202 in the United States to treat celiac disease in patients with persistent symptoms while adhering to a gluten free diet. While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing and may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are required by the FDA to conduct a long-term safety study on INN-202. The results of this study will not be known until a short time prior to potential submission of an NDA for INN-202. If the safety study cannot be completed for technical or other reasons, or provides results that the FDA determines to be concerning, this may cause a delay or failure in obtaining approval for INN-202. We are conducting pre-clinical work for INN-217 in NASH and INN-289 in Crohn's disease to prepare for future clinical proof-of-concept trials.

We are planning Phase 2 clinical trials for INN-108 for mild-to-moderate ulcerative colitis. Concurrently, we may make formulation changes to INN-108 that would simplify the dosing in pediatric patients. While this change is expected by us to reduce studies and/or other documentation requirements, the regulatory agencies may require additional clinical or nonclinical studies prior to approval, even if current clinical studies are deemed successful, which could require us to expend substantial additional resources and significantly extend the timeline for clinical development of INN-108.

We intend to prepare INN-329, secretin, for additional testing in its Phase 3 clinical trial, the success of which will be needed for FDA approval to market INN-329 in the United States for MRCP procedures. While significant communication with the FDA on the Phase 3 study design has occurred in the past, we will be required to initiate communication with the FDA to finalize the study design and to seek its approval for the additional Phase 3 trial design. Even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing. The FDA may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are required by the FDA to conduct a long-term safety study on INN-329. The results of this study will not be known until a short time prior to potential submission of an NDA for INN-329. If the safety study cannot be completed for technical or other reasons, or provides results that the FDA determines to be concerning, this may cause a delay or failure in obtaining approval for INN-329.

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including INN-202, INN-217, INN-108, INN-289 and INN-329. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept an NDA or the equivalent foreign regulatory approval submission for filing or, if accepted, approve an NDA. There are many components to an NDA or marketing authorization application submission in addition to clinical study data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting an NDA for review or before approving the NDA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that its product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA for any of a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of its product candidates. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and our competitors may bring products to market before we do, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition and results of operations.

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, a U.S. federal government shut-down or budget sequestration, such as ones that occurred during 2013 and 2018, may result in significant reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Even if the FDA or foreign regulatory agencies grant approvals for our product candidates, the conditions or scope of the approval(s) may limit successful commercialization of the product candidates and impair our ability to generate substantial sales revenue. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP, good clinical practices, international conference on harmonization regulations and good laboratory practices, which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all of our clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug-drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

Regulations may be changed prior to submission of an NDA that require higher hurdles than currently anticipated. These may occur as a result of drug scandals, recalls, or a political environment unrelated to our products.

Even if we receive regulatory approval for a product candidate, we may face regulatory difficulties that could materially and adversely affect our business, financial condition and results of operations.

Even if initial regulatory approval is obtained, as a condition to the initial approval the FDA or a foreign regulatory agency may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or marketing surveillance programs, any of which would limit the commercial potential of the product. Our product candidates also will be subject to ongoing FDA requirements related to the manufacturing processes, labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information regarding the product. For instance, the FDA may require changes to approved drug labels, require post-approval clinical studies and impose distribution and use restrictions on certain drug products. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continuing regulatory review and periodic inspections. If previously unknown problems with a product are discovered, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, the FDA may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If one of our CMOs or us fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	impose civil or criminal penalties;

•	suspend or terminate any ongoing clinical studies;

•	close the facilities of a CMO;

•	refuse to approve pending applications or supplements to approved applications;

•	suspend or withdraw regulatory approval;

•	exclude our product from reimbursement under government healthcare programs, including Medicaid or Medicare;

•	impose restrictions or affirmative obligations on our or our CMOs’ operations, including costly new manufacturing requirements; or

•	seize or detain products or require a product recall.

If any of our product candidates for which we receive regulatory approval fails to achieve significant market acceptance among the medical community, patients or third-party payers, the revenue we generate from our sales will be limited and our business may not be profitable.

Our success will depend in substantial part on the extent to which our product candidates, if approved, are accepted by the medical community and patients and reimbursed by third-party payers, including government payers. We cannot predict with reasonable accuracy whether physicians, patients, healthcare insurers or health maintenance organizations, or the medical community in general, will accept or utilize any of our products, if approved. If our product candidates are approved but do not achieve an adequate level of acceptance by these parties, we may not generate sufficient revenue to become or to remain profitable. In addition, our efforts to educate the medical community and third-party payers regarding the benefits of our products may require significant resources and may never be successful.

The degree of market acceptance with respect to each of our approved products, if any, will depend upon a number of factors, including:

•	the safety and efficacy of our product as demonstrated in clinical studies;

•	acceptance in the medical and patient communities of our product as a safe and effective treatment;

•	the perceived advantages of our product over alternative treatments, including with respect to the incidence and severity of any adverse side effects and the cost of treatment;

•	the indications for which our product is approved;

•	claims or other information (including limitations or warnings) in our product’s approved labeling;

•	reimbursement and coverage policies of government and other third-party payers;

•	smaller than expected market size due to lack of disease awareness of a rare disease, or the patient population with a specific rare disease being smaller than anticipated;

•	availability of alternative treatments;

•	pricing and cost-effectiveness of our product relative to alternative treatments;

•	inappropriate diagnostic efforts due to limited knowledge and/or resources among clinicians;

•	the prevalence of off-label substitution of chemically equivalent products or alternative treatments; and

•	the resources we devote to marketing our product and restrictions on promotional claims we can make with respect to the product.

If we determine that a product candidate may not achieve adequate market acceptance or that the potential market size does not justify additional expenditure on the program, we may reduce our expenditures on the development and/or the process of seeking regulatory approval of the product candidate while we evaluate whether and on what timeline to move the program forward.

Even if we receive regulatory approval to market one or more of our product candidates in the United States, we may never receive approval or commercialize our products outside of the United States, which would limit our ability to realize the full commercial potential of our product candidates.

In order to market products outside of the United States, we must establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. The time required to obtain approval in other countries generally differs from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States, as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

Conversely, even if our product candidates receive approval outside the United States in the future, we may still be unable to meet the FDA requirements necessary for approval in the United States.

We must comply with the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Other countries, such as the United Kingdom, have similar laws with which we must comply. We face the risk that an employee or agent could be accused of violating one or more of these laws, particularly in geographies where significant overlap exists between local government and healthcare industries. Such an accusation, even if unwarranted, could prove disruptive to our developmental and commercialization efforts.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of their potential both to gain regulatory approval and to achieve commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or in other indications with greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

Risks Related to Our Intellectual Property

Our success will depend in part on obtaining and maintaining effective patent and other intellectual property protection for our product candidates and proprietary technology.

We rely on patents and other intellectual property to maintain exclusivity for our product candidates. INN-202 and INN-108 are covered by several issued patents in the U.S. as well as patents outside the U.S., with patent applications pending in several jurisdictions. INN-329 is not protected by patents. Intellectual property relating to the INN-202 program is exclusively licensed from Alba Therapeutics Corp. Intellectual property relating to INN-108 program is exclusively licensed from Seachaid Pharmaceuticals Inc. Our success will depend in part on our ability to:

•	obtain and maintain patents and other exclusivity with respect to our products;

•	prevent third parties from infringing upon our proprietary rights;

•	maintain proprietary know-how and trade secrets;

•	operate without infringing upon the patents and proprietary rights of others; and

•	obtain and maintain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur or if necessary to secure exclusive rights to them, both in the United States and in foreign countries.

The patent and intellectual property positions of biopharmaceutical companies generally are highly uncertain, involve complex legal and factual questions, and have been and continue to be the subject of much litigation. There is no guarantee that we have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any pending applications or that claims issued will be sufficient to protect the technology we develop or have developed or that is used by us, our CMOs or our other service providers. In addition, any patents that are issued and/or licensed to us may be limited in scope or challenged, invalidated, infringed or circumvented, including by our competitors, and any rights we have under issued and/or licensed patents may not provide competitive advantages to us. If competitors can develop and commercialize technology and products similar to ours, our ability to successfully commercialize our technology and products may be impaired.

Patent applications in the United States are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months. As a result, we cannot be certain that the inventors listed in any patent or patent application owned or licensed by us were the first to conceive of the inventions covered by such patents and patent applications (for U.S. patent applications filed before March 16, 2013), or that such inventors were the first to file patent applications for such inventions outside the United States and, after March 15, 2013, in the United States. In addition, changes in or different interpretations of patent laws in the United States and foreign countries may affect our patent rights and limit the patents we can obtain, which could permit others to use our discoveries or to develop and to commercialize our technology and products without any compensation to us.

We also rely on unpatented know-how and trade secrets and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborators and others. We also have invention or patent assignment agreements with our employees and certain consultants. The steps we have taken to protect our proprietary rights, however, may not be adequate to preclude misappropriation of or otherwise protect our proprietary information or prevent infringement of our intellectual property rights, and we may not have adequate remedies for any such misappropriation or infringement. In addition, it is possible that inventions relevant to our business could be developed by a person not bound by an invention assignment agreement with us or independently discovered by a competitor.

We also intend to rely on regulatory exclusivity for protection of our product candidates, if approved for commercial sale. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or to maintain the extent or duration of such protections that we expect for our product candidates, if approved, could affect our decision on whether to market the products in a particular country or countries or could otherwise have an adverse impact on our revenue or results of operations.

We may rely on trademarks, trade names and brand names to distinguish our products, if approved for commercial sale, from the products of our competitors. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks, in which case we may expend substantial resources to defend our proposed or approved trademarks and may enter into agreements with third parties that may limit our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. Further, our competitors may infringe our trademarks or we may not have adequate resources to enforce our trademarks.

If we fail to comply with our obligations under any license, collaboration or other agreements, we could lose intellectual property rights that are necessary for developing and commercializing our product candidates.

Our intellectual property relating to the INN-202 program is licensed from Alba Therapeutics Corp. Our intellectual property relating to the INN-108 program is licensed from Seachaid Pharmaceuticals Inc. Our license agreements with Alba and Seachaid impose, and any future licenses or collaboration agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, patent prosecution and enforcement, and other obligations on us. These type of agreements and related obligations are complex and subject to contractual disputes. If we breach any of these imposed obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages or the licensor may have the right to terminate the license, which could result in our loss of the intellectual property rights and us being unable to develop, manufacture and sell drugs that are covered by the licensed technology.

Our success depends on our ability to prevent competitors from duplicating or developing and commercializing equivalent versions of our product candidates, and intellectual property protection may not be sufficient or effective to exclude this competition.

We have patent protection in the United States and other countries to cover the composition of matter, formulation and method of use for INN-202 and INN-108. However, these patents may not provide us with significant competitive advantages, because the validity, scope, term, or enforceability of the patents may be challenged and, if instituted, one or more of the challenges may be successful. Patents may be challenged in the United States under post-grant review proceedings, inter partes reexamination, ex parte re-examination, or challenged in district court. Any patents issued in foreign jurisdictions may be subjected to comparable proceedings lodged in various foreign patent offices or courts. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. Even if a patent issues, and is held valid and enforceable, competitors may be able to design around our patent rights, such as by using pre-existing or newly developed technology, in which case competitors may not infringe our issued claims and may be able to market and sell products that compete directly with ours before and after our patents expire.

Further, the INN-202 primary end point is a proprietary Patient Report Outcome measure (CeD PRO) that is protected by copyright. However, copyright protection may not be sufficient to exclude others from developing products that compete with INN-202.

The patent prosecution process is expensive and time-consuming. We and any future licensors and licensees may not apply for or prosecute patents on certain aspects of our product candidates at a reasonable cost, in a timely fashion, or at all. We may not have the right to control the preparation, filing and prosecution of some patent applications related to our product candidates or technologies. As a result, these patents and patent applications may not be prosecuted and enforced in a manner consistent with our best interests. It is also possible that we or any future or present licensors or licensees will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, it is possible that defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, assignment, term or claim scope. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid or unenforceable. In addition, one or more parties may independently develop similar technologies or methods, duplicate our technologies or methods, or design around the patented aspects of our products, technologies or methods. Any of these circumstances could impair our ability to protect our products, if approved, in ways which may have an adverse impact on our business, financial condition and operating results.

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in and outside of the United States. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to use our patents to stop others from using or commercializing similar or identical products or technology, or to limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar to or identical to ours.

Enforcement of intellectual property rights in certain countries outside the United States, including China in particular, has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the United States Patent and Trademark Office, or USPTO, and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in decreased patent term or in abandonment or lapse of the patent or patent application, leading to partial or complete loss of patent rights in the relevant jurisdiction.

Third parties may claim that our products, if approved, infringe on their proprietary rights and may challenge the approved use or uses of a product or our patent rights through litigation or administrative proceedings, and defending such actions may be costly and time consuming, divert management attention away from our business, and result in an unfavorable outcome that could have an adverse effect on our business.

Our commercial success depends on our ability and the ability of our CMOs and component suppliers to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are or may be developing products. Because patent applications can take many years to publish and issue, there currently may be pending applications, unknown to us, that may later result in issued patents that our products, product candidates or technologies infringe, or that the process of manufacturing our products or any of our respective component materials, or the component materials themselves, infringe, or that the use of our products, product candidates or technologies infringe.

We, our CMOs and/or our component material suppliers may be exposed to, or threatened with, litigation by third parties alleging that our products, product candidates and/or technologies infringe our patents and/or other intellectual property rights, or that one or more of the processes for manufacturing our products or any of our respective component materials, or the component materials themselves, or the use of our products, product candidates or technologies, infringe our patents and/or other intellectual property rights. If a third-party patent or other intellectual property right is found to cover our products, product candidates, technologies or uses, or any of the underlying manufacturing processes or components, we could be required to pay damages and could be unable to commercialize our products or to use our technologies or methods unless we are able to obtain a license to the patent or intellectual property right. A license may not be available to us in a timely manner or on acceptable terms, or at all. In addition, during litigation, the third-party alleging infringement could obtain a preliminary injunction or other equitable remedy that could prohibit us from making, using, selling or importing our products, technologies or methods.

There generally is a substantial amount of litigation involving patent and other intellectual property rights in the industries in which we operate and the cost of such litigation may be considerable. We can provide no assurance that our product candidates or technologies will not infringe patents or rights owned by others, licenses to which may not be available to us in a timely manner or on acceptable terms, or at all. If a third party claims that we or our CMOs or component material suppliers infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, with or without merit, may be expensive and time consuming to litigate and may divert management’s time and attention from our core business;

•	substantial damages for infringement, including the potential for treble damages and attorneys’ fees, which we may have to pay if it is determined that the product and/or its use at issue infringes or violates the third party’s rights;

•	a court prohibiting us from selling or licensing the product unless the third-party licenses its intellectual property rights to us, which it may not be required to do;

•	if a license is available from the third party, we may have to pay substantial royalties, fees and/or grant cross-licenses to the third party; and

•	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial expense and time.

No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our products, product candidates or technology or those of our CMOs or component material suppliers or the use of our products, product candidates or technologies. Because of the large number of patents issued and patent applications filed in the industries in which we operate, there is a risk that third parties may allege they have patent rights encompassing our products, product candidates or technologies, or those of our CMOs or component material suppliers, or uses of our products, product candidates or technologies.

In the future, it may be necessary for us to enforce our proprietary rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, through litigation or other dispute proceedings, which may be costly and, to the extent we are unsuccessful, adversely affect our rights. In these proceedings, a court or administrative body could determine that our claims, including those related to enforcing patent rights, are not valid or that an alleged infringer has not infringed our rights. The uncertainty resulting from the mere institution and continuation of any patent- or other proprietary rights-related litigation or interference proceeding could have a material and adverse effect on our business prospects, operating results and financial condition.

Risks Related to Our Industry

We are subject to uncertainty relating to healthcare reform measures and reimbursement policies that, if not favorable to our products, could hinder or prevent our products’ commercial success, if any of our product candidates are approved.

The unavailability or inadequacy of third-party payer coverage and reimbursement could negatively affect the market acceptance of our product candidates and the future revenues we may expect to receive from our products. The commercial success of our product candidates, if approved, will depend in part on the extent to which the costs of such products will be covered by third-party payers, such as government health programs, commercial insurance and other organizations. Third-party payers are increasingly challenging the prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payers do not consider our products to be cost-effective compared to other therapies, we may not obtain coverage for our products after approval as a benefit under the third-party payers’ plans or, even if we do, the level of coverage or payment may not be sufficient to allow us to sell our products on a profitable basis.

Significant uncertainty exists as to the reimbursement status for newly approved drug products, including coding, coverage and payment. There is no uniform policy requirement for coverage and reimbursement for drug products among third-party payers in the United States; therefore coverage and reimbursement for drug products can differ significantly from payer to payer. The coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate payment will be applied consistently or obtained. The process for determining whether a payer will cover and how much it will reimburse a product may be separate from the process of seeking approval of the product or for setting the price of the product. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for healthcare providers or less profitable than alternative treatments or if administrative burdens make our products less desirable to use. Third-party payer reimbursement to providers of our products, if approved, may be subject to a bundled payment that also includes the procedure of administering our products or third-party payers may require providers to perform additional patient testing to justify the use of our products. To the extent there is no separate payment for our product(s), there may be further uncertainty as to the adequacy of reimbursement amounts.

The continuing efforts of governments, private insurance companies, and other organizations to contain or to reduce costs of healthcare may adversely affect:

•	our ability to set an appropriate price for our products;

•	the rate and scope of adoption of our products by healthcare providers;

•	our ability to generate revenue or achieve or maintain profitability;

•	the future revenue and profitability of our potential customers, suppliers and collaborators; and

•	our access to additional capital.

Our ability to successfully commercialize our products will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish what we believe are appropriate coverage and reimbursement for our products. The containment of healthcare costs has become a priority of federal, state and foreign governments and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs, and the Trump administration has stated that reducing drug pricing is a priority. We expect that federal, state and local governments in the United States, as well as governments in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions governmental or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates, especially in light of our plans to price our product candidates at a high level.

Furthermore, we expect that the U.S. Congress will again attempt to pass reform measures that may be adopted in the future, including the possible repeal and replacement of the Affordable Care Act, which the Trump administration has stated is a priority. These potential courses of action are unpredictable, and the potential impact of new legislation on our operations and financial position is uncertain, but may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price we may receive for an approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products, if approved.

We expect competition in the marketplace for our product candidates, should any of them receive regulatory approval.

Larazotide acetate has issued patents for composition of matter, method of use and its formulation in the United States, our primary targeted market. INN-202 has either been issued patents or is prosecuting patent applications in numerous countries outside the United States. The barrier to entry for any company developing larazotide acetate for celiac disease is very high. We believe that INN-202 is the first drug entering into Phase 3 clinical trials for celiac disease. Additionally, if larazotide acetate is the first drug granted FDA approval for celiac disease, competitors may need to license or to seek approval from us for the usage of our CeD-PRO as an endpoint in subsequent celiac disease trials.

We have received Orphan Drug Designation from the FDA for INN-108 for pediatric ulcerative colitis. Orphan Drug Designation will provide market exclusivity in the U.S. for seven years, but only if (1) INN-108 receives market approval before a competitor using the same active compound for the same indication, (2) we are able to produce sufficient supply to meet demand in the marketplace, and (3) another product with the same active ingredient(s) is not deemed clinically superior.

INN-329, secretin, has received Orphan Drug Designation from the FDA. Orphan Drug Designation will provide market exclusivity in the U.S. for seven years, but only if (1) INN-329 receives market approval before a competitor using a similar peptide for the same indication, (2) we are able to produce sufficient supply to meet demand in the marketplace, and (3) another product with the same active ingredient is not deemed clinically superior.

The industries in which we operate are highly competitive and subject to rapid and significant changes. Developments by others may render potential application of any of our product candidates in a particular indication obsolete or noncompetitive, even prior to completion of our development and approval for that indication.

If successfully developed and approved, we expect our product candidates will face competition. We may not be able to compete successfully against organizations with competitive products, particularly large pharmaceutical companies. Many of our potential competitors have significantly greater financial, technical and human resources than we do, and may be better equipped to develop, manufacture, market and distribute products. Many of these companies operate large, well-funded research, development and commercialization programs, have extensive experience in nonclinical and clinical studies, obtaining FDA and other regulatory approvals and manufacturing and marketing products, and have multiple products that have been approved or are in late-stage development. These advantages may enable them to receive approval from the FDA or any foreign regulatory agency before us and prevent us from competing due to their orphan drug protections. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, heightened awareness on the part of academic institutions, government agencies and other public and private research organizations of the potential commercial value of their inventions have led them to actively seek to commercialize the technologies they develop, which increases competition for investment in our programs. Competitive products may be more effective, easier to dose, or more effectively marketed and sold, which would have a material adverse effect on our ability to generate revenue.

We face potential product liability exposures, and if successful claims are brought against us, we may incur substantial liability for a product or product candidate and may have to limit its commercialization. In the future, we anticipate that we will need to obtain additional or increased product liability insurance coverage, and we are uncertain whether such increased or additional insurance coverage can be obtained on commercially reasonable terms, if at all.

Our business (in particular, the use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval) will expose us to product liability risks. Product liability claims may be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or involved in the use of our products. If we cannot successfully defend ourselves against any such claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	significant costs of related litigation;

•	decreased demand for our products and loss of revenue;

•	impairment of our business reputation;

•	a “clinical hold,” suspension or termination of a clinical study or amendments to a study design;

•	delays in enrolling patients to participate in our clinical studies;

•	withdrawal of clinical study participants;

•	substantial monetary awards to patients or other claimants; and

•	the inability to commercialize our products and product candidates.

We maintain limited product liability insurance for our clinical studies, and our insurance coverage may not reimburse us or may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

We expect that we will expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates, but we may be unable to obtain product liability insurance on commercially acceptable terms or may not be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Large judgments have been awarded in class action lawsuits based on drug products that had unanticipated side effects. A successful product liability claim or series of claims brought against us, if judgments exceed our insurance coverage, could materially decrease our cash and adversely affect our business.

Risks Related to Our Common Stock

The market price of our common stock is likely to be volatile.

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, since our stock began trading under the symbol “INNT” on January 29, 2018 through March 12, 2018, the closing price thereof has ranged from a low of $3.52 per share to a high of $19.00 per share. The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	regulatory or legal developments in the United States and foreign countries;

•	results from or delays in clinical trials of our product candidates;

•	announcements of regulatory approval or disapproval of INN-202 (for celiac disease), INN-108 (for ulcerative colitis), INN-329 (for magnetic resonance cholangiopancreatography or MRCP) or any future product candidates;

•	commercialization of our product candidates;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	actual or anticipated quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with strategic partners; and

•	the other factors described in this section entitled “Risk Factors.”

If securities or industry analysts do not publish research or publish unfavorable research about our business, our common stock price and trading volume could decline.

Equity research analysts do not currently provide research coverage of our common stock. In particular, as a smaller company, it may be difficult for us to attract the interest of equity research analysts. A lack of research coverage may adversely affect the liquidity of and market price of our common stock. To the extent we obtain equity research analyst coverage, we will not have any control of the analysts or the content and opinions included in their reports. The market price of our stock could decline if one or more equity research analysts begin coverage of our common stock and downgrade our common stock or issue other unfavorable commentary or research on us. If one or more equity research analysts ceases coverage of us in the future, or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause the market price of our common stock or trading volume to decline.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock that are eligible for sale in the public market, in some cases subject to compliance with the requirements of Rule 144, the trading price of our common stock could decline significantly. As of March 9, 2018, we had approximately 25.7 million shares of common stock outstanding and exercisable warrants to purchase approximately 2.2 million shares of common stock outstanding. We have agreed to register approximately 11.9 million shares and 2.1 million shares issuable upon exercise of outstanding warrants for resale, representing approximately 50.1% of our total outstanding shares of common stock and warrants as of March 9, 2018. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

The issuance of shares upon exercise of our outstanding options and warrants may cause substantial dilution to our existing stockholders and reduce the trading price of our common stock.

We presently have outstanding and exercisable options and warrants that if exercised would result in the issuance of approximately 7.6 million shares of our common stock. The issuance of shares upon exercise of warrants and options may result in dilution to the interests of other stockholders and may reduce the trading price of our common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our certificate of incorporation and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

To the extent that a claim for indemnification is brought by any of our directors or officers, it would reduce the amount of funds available for use in our business.

If we sell of our common stock in the future, stockholders may experience immediate dilution and, as a result, the market price of our common stock may decline.

We may from time to time issue additional shares of our common stock at a discount from the then-current trading price. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of such common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline.

Concentration of ownership of our common stock among our existing principal stockholders may effectively limit the voting power of other stockholders.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially own approximately 56.3% of our outstanding common stock. Accordingly, these stockholders, acting together, will continue to be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

 Anti-takeover provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult, which could discourage takeover attempts and lead to management entrenchment, and the market price of our common stock may be lower as a result.

Certain provisions in our certificate of incorporation and bylaws may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by the stockholders. For example, the Board has the authority to issue up to 10,000,000 shares of preferred stock. The Board can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our organizational documents also contain other provisions that could have an anti-takeover effect, including provisions that:

•	provide that vacancies on the Board may be filled only by a majority of directors then in office, even though less than a quorum;

•	eliminate cumulative voting in the election of directors;

•	authorize the Board to issue shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;

•	permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;

•	prohibit stockholders from calling a special meeting of stockholders;

•	require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings; and

•	authorize the Board, by a majority vote, to amend the bylaws.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that certain investors are willing to pay for our stock.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the near future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

We have U.S. federal net operating loss carryforwards, or NOLs, which expire in various years if not utilized.  In addition, we have federal research and development credit carryforwards. The federal research and development credit carryforwards expire in various years if not utilized. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Similar rules may apply under state tax laws.  We have not performed a formal study to determine whether any of our NOLs are subject to these limitations.  We have recorded deferred tax assets for our NOLs and research and development credits and have recorded a full valuation allowance against these deferred tax assets.  In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices, including maintaining an effective system of internal control over financial reporting.

As a public company in the United States, and increasingly after we are no longer an “emerging growth company,” we may incur significant additional legal, accounting and other expenses that Private Innovate did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and regulations implemented by the SEC and Nasdaq, may increase our legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with applicable laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company in the United States, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We are required to disclose any material weaknesses identified by our management in our internal control over financial reporting, and, when we are no longer an “emerging growth company,” we will need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, or SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404 and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2017, or for any other period. Accordingly, no such opinion will be expressed.

Even after we develop these new procedures, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate and material weaknesses in our internal control over financial reporting may be discovered. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no absolute assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction.

To fully comply with Section 404, we will need to retain additional employees to supplement our current finance staff, and we may not be able to do so in a timely manner, or at all. In addition, in the process of evaluating our internal control over financial reporting, we expect that certain of our internal control practices will need to be updated to comply with the requirements of Section 404 and the regulations promulgated thereunder, and we may not be able to do so on a timely basis, or at all. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or the stock exchange on which our stock is listed, and investors may lose confidence in our operating results and the price of our common stock could decline. Furthermore, if we are unable to certify that our internal control over financial reporting is effective and in compliance with Section 404, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or stock exchanges, and we could lose investor confidence in the accuracy and completeness of our financial reports, which could hurt our business, the price of our common stock and our ability to access the capital markets.

Being a public company makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These factors could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups, or JOBS, Act enacted in April 2012, and may remain an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.07 billion in annual revenue, we are deemed to be a large accelerated filer under the rules of the SEC, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “management’s discussion and analysis of financial condition and results of operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption, and as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or more volatile.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our main office is located in Raleigh, North Carolina, where we lease approximately 2,480 square feet of office space under a lease that expires on September 30, 2020. The lease contains a two-year renewal option.

We believe that our existing facilities are adequate to support our near-term needs. We believe that suitable alternative space would be available if required in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

We are not currently a party to any legal or governmental regulatory proceedings, nor is our management currently aware of any pending or threatened legal or governmental regulatory proceedings proposed to be initiated against us that would have a material adverse effect on our business, financial condition or operating results. Our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. As a result, in the future, we may be involved in various legal proceedings from time to time.

On September 15, 2017, a putative class action complaint (the “Class Complaint”) was filed in the United States District Court for the Central District of California against Monster, David H. Clarke, Monster’s Chief Executive Officer and a member of Monster’s Board of Directors, Jonathan Clark, Monster’s Interim President and a member of Monster’s Board of Directors, and Robert Machinist, Christopher Milner and Steven Barre, members of Monster’s Board of Directors (Messrs. Clarke, Clark, Machinist, Miner and Barre are hereinafter referred to as the “Individual Defendants”).

The Class Complaint sought class status on behalf of all of Monster’s public shareholders persons and alleged violations by Monster and the Individual Defendants of Sections 14(a) and 20(a) of the Exchange Act and the rules promulgated thereunder, and secondary control person liability against the Individual Defendants under Section 20(a) of the Exchange Act primarily related to the Merger. The Class Complaint sought to enjoin Monster and the Individual Defendants from proceeding with an anticipated stockholder vote on the Merger or consummating the Merger, unless and until Monster disclosed certain alleged material information that the Class Complaint alleged had been omitted from the proxy statement related thereto, or in the event that the Merger was consummated, to recover an unspecified amount of damages resulting from the Individual Defendants’ alleged violations Sections 14(a) and 20(a) of the Exchange Act. The Class Complaint was withdrawn on November 15, 2017.

Item 4. Mine Safety Disclosures.

Not applicable

 PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Monster’s common stock originally began trading on the Nasdaq Capital Market on July 7, 2016, under the trading symbol “MSDI.” Prior to July 7, 2016, there was no public market for Monster’s common stock. On January 29, 2018, Monster and Private Innovate completed the Merger. In connection with the Merger, Private Innovate became a wholly owned subsidiary of Monster, and we changed Monster’s name to Innovate Biopharmaceuticals, Inc. and changed the trading symbol for the common stock to “INNT.” As of March 12, 2018, the closing sales price for our common stock as reported on the Nasdaq Capital Market was $19.00 per share. The following table sets forth reported high and low closing bid quotations for the common stock for the fiscal quarters indicated as reported on Nasdaq (as adjusted for the 1-for-10 reverse stock split of our common stock effected immediately after the Merger). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2016:
Quarter ended September 30, 2016	$40.10	$16.10
Quarter ended December 31, 2016	$21.53	$10.40

Year Ended December 31, 2017
Quarter ended March 31, 2017	$21.60	$11.70
Quarter ended June 30, 2017	$11.70	$4.25
Quarter ended September 30, 2017	$16.80	$5.30
Quarter ended December 31, 2017	$10.00	$5.59

Holders

As of March 9, 2018, there were approximately 426 holders of record of our common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We historically have not, and do not anticipate in the future, paying dividends on our common stock. We currently intend to retain any future earnings to finance our operations and the development and growth of our business. The declaration of any future cash dividend, if any, would be at the discretion of our Board of Directors and would depend upon our earnings, if any, our capital requirements and financial position, general economic conditions, and other factors that our Board of Directors consider to be relevant.

Use of Proceeds from Initial Public Offering

On July 7, 2016, the SEC declared Monster’s Registration Statement on Form S-1 (File No. 333-207938) (the “Form S-1”) effective, which registered a total of 2,875,000 shares of the common stock, including the underwriters’ option to purchase 375,000 additional shares (with an aggregate registered offering price of $14,375,000) and warrants to purchase 2,875,000 shares of the common stock, including the underwriters’ option to purchase 375,000 additional warrants (with an aggregate registered offering price of $0), together with the shares of common stock underlying the warrants. On July 13, 2016, Monster closed its initial public offering pursuant to the Form S-1, in which it sold an aggregate of 2,025,000 shares of common stock, $0.0001 par value per share, at a price to the public of $4.50 per share, and warrants to purchase 2,025,000 shares of common stock, at a purchase price of $0.01 per warrant, for aggregate gross proceeds of approximately $9.1 million. The offering terminated before all of the securities registered on the Form S-1 had been sold. As a result of the closing of the initial public offering, Monster received net proceeds of approximately $7.1 million (after underwriters’ discounts, commissions, and reimbursements totaling approximately $0.6 million and additional offering related costs of approximately $1.5 million). The sole book-running manager was Axiom Capital Management, Inc. None of the underwriting discounts and commissions or other offering expenses were paid directly or indirectly to any of Monster’s directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As contemplated in the final prospectus dated July 7, 2016 and filed with the SEC on July 11, 2016, Monster used the net proceeds from the initial public offering as follows: (i) approximately $0.5 million for the repayment of indebtedness, (ii) approximately $0.4 million pursuant to a license agreement and (iii) the remainder for working capital and general corporate purposes. No payments were made by Monster to any of its directors or officers (or their associates) or persons owning ten percent or more of any class of its equity securities or to any other affiliates.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Explanatory Note

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Annual Report on Form 10-K. As a result of the Merger, our historic business operations ceased, and our going forward operations will be those historically conducted by Private Innovate.

The consolidated financial statements included herein are those of Monster. All references to historical financial results and operations in this Management’s Discussion and Analysis, including where we refer to the “Company,” refer to the operations of Monster.

In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “indicate,” “seek,” “should,” “would” and similar expressions.  Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

General

On July 3, 2017, the Company entered into the Merger Agreement with Private Innovate and Merger Sub. On January 29, 2018, the Company completed the Merger with Private Innovate pursuant to the Merger Agreement.

On September 27, 2017, Monster transferred all of its businesses and assets, including all shares of SDJ Technologies, Inc., and those liabilities of the Company not assumed by Innovate in connection with the Merger to MD Holding Co. Inc., a wholly owned subsidiary of the Company. The shares of MD Holding Co., Inc. were subsequently spun off pro rata to holders of Monster’s common stock immediately prior to the Merger (the “Spin-Off”). In January 2018, the name of MD Holding Co. Inc. was changed to HLM Holding Co. Inc.

Immediately prior to the effective time of the Merger, Monster effected a reverse stock split at a ratio of one new share for every ten shares of its common stock outstanding. Under the terms of the Merger Agreement, Monster issued shares of its common stock to Innovate’s stockholders at an exchange ratio of 0.37686605 of a share of common stock (post reverse stock split) in exchange for each share of Private Innovate common stock outstanding at the Merger. Innovate assumed $1.0 million of the Company’s liabilities. Immediately following the Merger, the Company’s corporate name was changed to “Innovate Biopharmaceuticals, Inc.”

Year 2017 Compared to Year 2016

Results of Operations

Summary of the Year Ended December 31, 2017

•	Net sales for 2017 decreased to $1.9 million as compared to $4.1 million for 2016;

•	Gross profit for 2017 was a negative $64,000, or (3.4)% of net sales, as compared to $736,000, or 18.1% of net sales, for 2016;

•	Operating expenses, as a percentage of net sales, increased to 472.0% for 2017 compared to 164.3% for 2016;

•	Net loss attributable to common stockholders for 2017 was $8.8 million, or $9.36 per diluted share, as compared to $6.2 million, or $11.26 per diluted share, for 2016; and

•	Cash used in operations for 2017 was $4.0 million, a decrease from $8.4 million used in 2016.

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from year to year.

	Percent of net sales Year ended December 31,
	2017	2016
Net sales	100%	100%
Cost of goods sold	(103.4)	(81.9)
Gross profit (loss)	(3.4)	18.1
Operating expenses	(472.0)	(164.3)
Operating loss	(475.4)	(146.2)
Interest and finance expense	5.0	20.3
Gain of debt conversion	—	(13.7)
Gain on extinguishment of debt	(10.6)	—
Gain on settlement of customer refund	(48.9)	—
Loss before income taxes	(420.9)	(152.8)
Income tax provision	—	—
Net loss	(420.9)%	(152.8)%

The following discussion explains in greater detail Monster’s consolidated operating results and financial condition. This discussion should be read in conjunction with Monster’s consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2017	2016
	(in thousands)
Net sales	$1,883	$4,065

Net sales in 2017 decreased approximately 53.7% to $1.9 million from $4.1 million in 2016. Monster began to rapidly transition away from memory product sales beginning in the third quarter of 2016. In addition, working capital constraints impacted Monster’s ability to build traction with its action sports camera line. In the fourth quarter of 2017, Monster stopped filling new orders for its action sports cameras as it transitioned away from using the Monster Digital brand.

	Year ended December 31,
	2017	2016
	(in thousands)
Cost of goods sold	$1,947	$3,329
Gross profit (loss)	$(64)	$736
Gross profit margin	(3.4)%	18.1%

Cost of goods sold primarily includes the cost of products purchased from third party manufacturers and sold to customers. Additional packaging and assembly (labor) costs for certain product orders are also a component of costs of goods sold. Cost of goods sold is affected by inventory obsolescence if inventory management is not effective or efficient. Cost of goods sold decreased approximately 41.5% in 2017 to $1.9 million, as compared to $3.3 million in 2016. As a percentage of net sales, cost of goods sold increased to 103.4% in 2017 from 81.9% in 2016. This increase in cost of sales as a percentage of net sales is attributable to selling price reductions offered to certain customers in order to reduce inventory levels. In addition, fixed and semi-variable costs such as warehouse space and personnel become a more significant percentage of sales as net sales decreases. Gross profit decreased to a negative $64,000 in 2017 as compared to $736,000 in 2016.

	Year ended December 31,
	2017	2016
	(in thousands)
Selling and marketing	$1,428	$2,425
General and administrative	4,984	3,984
Trademark Impairment	2,286	—

Selling and marketing expenses relate primarily to salary and other compensation and associated expenses for internal sales and customer relations personnel, advertising, outbound shipping and freight costs, trade shows, royalties under a brand license, and selling commissions. Selling and marketing expense in 2017 decreased approximately $997,000, or 41.1%, to $1.4 million, as compared to $2.4 million for 2016. Selling and marketing expenses, as a percentage of net sales, were 75.8% and 59.7% for the years ended December 31, 2017 and 2016, respectively. The dollar decrease in selling and marketing expense was significantly attributable to the decrease in expenses such as commissions that vary directly with sales.

General and administrative expenses relate primarily to compensation and associated expenses for personnel in general management, information technology, human resources, procurement, planning and finance, as well as outside legal, investor relations, accounting, consulting and other operating expenses. General and administrative expense in 2017 increased by approximately $1.0 million, or 25.1%, to $5.0 million as compared to $4.0 million in 2016. The increase was significantly attributable to approximate increases in professional and legal fees of $182,000, insurance cost of $168,000 and stock-based compensation of $145,000 in the year ended December 31, 2017 as compared to the year ended December 31, 2016.

	Year ended December 31,
	2017	2016
	(in thousands)
Research and development	$190	$270

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects, and third party compensation for research and development services.

Research and development expenses for 2017 decreased approximately $80,000, or 30%, to $190,000, as compared to $270,000 for 2016. The decrease is most significantly related to decreased personnel and consulting expenses.

	Year ended December 31,
	2017	2016
	(in thousands)
Interest and finance expense	$93	$825
Gain on debt conversion	—	(557)
Gain on extinguishment of debt	(200)	—
Gain on settlement of customer refund	(920)	—

Interest and finance expense includes interest paid or payable for outstanding borrowings, bank fees, purchase order finance fees, interest accrued on convertible debt, amortization of a debt discount that arose as a result of the issuance of warrants with convertible debt, and amortization of debt issuance costs. Debt conversion expense is a non-cash charge for the effect of an induced conversion of debt to equity.

For the year ended December 31, 2017, the Company incurred approximately $6,000 of interest expense related to its credit facility and $82,000 related to interest on convertible notes. For the year ended December 31, 2017, the Company recorded a gain on extinguishment of debt of $200,000 related to the termination and related settlement of its license agreement with Monster, Inc. The Company also recorded a gain on settlement of customer refund of $920,000 related to a settlement agreement that retired an amount owed to a previous customer. For the year ended December 31, 2016, the Company incurred approximately $55,000 of interest expense related to accounts receivable financing and $740,000 in amortization of debt discount and deferred financing costs related to bridge loan financing. For the year ended December 31, 2016, a $557,000 gain on debt conversion resulted from bridge loan accrued interest and deferred financing costs converting to common stock as part of the Company’s initial public offering.

	Year ended December 31,
	2017	2016
	(in thousands)
Income tax provision	$—	$2

Income tax expense in 2016 consists of minimum state income taxes due in the states in which Monster operated. The Company did not recognize a deferred tax benefit for the operating losses generated in 2017 or prior due to the uncertainty that it would generate taxable income in the future enabling utilization of the benefit.

Financial Condition

Liquidity and Capital Resources

The Company’s primary sources of liquidity during the years ended December 31, 2017 and 2016 were cash raised in the Company’s initial public offering, cash raised in private placements of preferred stock, common stock and notes payable and an accounts receivable factoring credit facility. In addition, from time to time, the Company obtained short-term, non-interest bearing loans from a related party to complement its working capital needs.

From October 2015 to March 7, 2016, the Company issued $4.1 million of promissory notes. The notes were due and payable on the earlier of one year from the date of issuance or the closing date of the Company’s initial public offering and consisted of $3.36 million loaned to the Company and a 22.5% loan origination fee payable on maturity. Amounts lent bore interest at a fixed amount of 15% of principal loaned, regardless of the time that the loan was outstanding. All principal, interest and fees were payable on the due date. Upon the closing of the Company’s initial public offering in July 2016, 90% of the outstanding promissory notes totaling $3,024,000 were converted to common stock and the accrued interest and origination fee were waived as part of the conversion. The remaining unconverted $336,000 of promissory notes were paid along with the accrued interest and origination fee attributable to those notes.

From March 2016 through June 2016, the Company issued 2,802,430 shares of Series A Preferred Stock for net proceeds of $2.4 million to fund inventory purchases and working capital and corporate expenses, including personnel expenses and professional fees and expenses associated with the Company’s initial public offering. Upon the closing of the Company’s initial public offering in July 2016, the preferred shares were converted to common stock.

On July 13, 2016, the Company closed its initial public offering and received net proceeds of $8,151,000.

In November 2016, the Company issued 48,485 shares of common stock in a private placement receiving net proceeds of approximately $672,000.

On July 24, 2017, the Company entered into a Private Placement Engagement Agreement with WestPark Capital, Inc. for the purpose of raising up to $1,150,000 in convertible debt. An aggregate of $540,000 in convertible debt raised in June and July 2017 prior to the consummation of the WestPark Capital Inc. agreement are under the same terms. The promissory notes (the “Notes”) bore interest at 15% and were convertible to common stock concurrent with the Merger at the lesser of $7.50 per share or 75% of the average market value of the Company’s common stock for the five days preceding the consummation of such Merger. For every $2.50 in Note principal purchased, investors were entitled to receive one warrant, exercisable for five years, to purchase shares of common stock at $20.00. The Company raised $1,346,500 from this financing and, as of December 31, 2017, a total of $1,346,500 in principal of the Notes remained outstanding. Subsequent to December 31, 2017, the Notes converted to common stock concurrent with the Merger on January 29, 2018. As of December 31, 2017 and 2016, a total of $38,000 in principal of the Notes payable that matured in the second quarter of 2015 remains outstanding.

The Company filed Tender Offer Statements with the Securities and Exchange Commission on October 13, 2017, offering the Company’s warrant holders the opportunity to purchase one share of common stock for each warrant held at a price of $4.50. The Company filed a definitive Proxy Statement with the Securities and Exchange Commission on October 12, 2017 to obtain shareholder approval for the Tender Offer and such approval was obtained. In November 2017 warrant holders exercised 288,750 warrants and the Company received net proceeds of approximately $1,189,000 after commission and fees.

Subsequent to December 31, 2017, the Company issued additional shares to certain stockholders pursuant in a private placement. In January 2018, the Company issued 82,632 shares in a private placement receiving net proceeds of approximately $275,000.

Immediately prior to the closing of the Merger, accredited investors purchased shares of common stock of Private Innovate in a private placement for gross proceeds of approximately $18.1 million, or $16.5 million, net of approximately $1.5 million in placement agent fees and $80,000 in non-accountable expense costs (the “Equity Issuance”). Additionally, Private Innovate issued five-year warrants to each cash purchaser of common stock, or an aggregate of approximately 1.4 million warrants, with a price per exercise of $3.05 after giving effect to the exchange ratio. Private Innovate also issued 559,508 five-year warrants with an exercise price of $2.54 and 69,909 five-year warrants with an exercise price of $3.18 to the respective placement agents and their affiliates.

On January 29, 2018, Private Innovate entered into a Note Purchase Agreement and Senior Note Payable (“Note”) with a lender.  The principal amount of the Note is $4.8 million (“Principal”).  The Note was issued at a discount of $1.8 million and net of $20,000 for financing costs, for total proceeds of $2.98 million.  The Note matures on September 30, 2018 (“Maturity Date”); however, the Maturity Date may be extended at the option of the lender under certain circumstances as outlined in the Note.  Interest on the Note accrues starting on the closing date of the Merger at a rate of 12.5% per annum and payments of interest only are due beginning on March 30, 2018 and compound quarterly.  Upon the Maturity Date of the Note, Private Innovate is required to pay the lender an amount representing 105% of all outstanding Principal, accrued and unpaid interest, and any unpaid late charges, if applicable.  The Note contains redemption features and certain non-financial covenants and penalties to us in the case of certain events of default, as defined in the Note.

We believe that cash on hand as of December 31, 2017, together with the proceeds from the Equity Issuance and the Note, will only provide us with sufficient financial resources to meet our minimum liquidity requirements through December 31, 2018 and to commence, but not complete, our Phase 3 trials for INN-202. Our failure to raise additional capital would therefore have a material adverse impact on our financial condition and our ability to implement our business strategy.

Discussion of Cash Flows

	Year ended December 31,
	2017	2016	Change
	(in thousands)
Net cash used in operating activities	$(4,002)	$(8,427)	$4,425
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	2,975	9,761	(6,786)
Net increase (decrease) in cash	$(1,027)	$1,334	$(2,361)

Operating Activities

Net cash used in operating activities in the year ended December 31, 2017 was approximately $4.0 million due primarily to a net loss attributable to common stockholders of $8.0 million and reductions in accrued expenses and customer refund. These uses of cash were offset by a reduction in accounts receivable, inventory and prepaid expenses. In addition, there was an offset to the loss of approximately $1.2 million net of non-cash expenses. Net cash used in operating activities in the year ended December 31, 2016 was approximately $8.4 million due primarily to a net loss of $6.2 million and a decrease in accounts payable and accrued expenses of $2.3 million. Additional uses of cash included increases in accounts receivable, inventory and prepaid expenses offset by non-cash expenses that include stock-based compensation and amortization of deferred costs.

Investing Activities

For 2017 and 2016, the Company did not use any cash in investing activities.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2017 was approximately $3.0 million and was primarily attributable to the issuance of common stock in private placements and warrant exercise and to the issuance of convertible notes. Net cash provided by financing activities in the year ended December 31, 2016 was approximately $9.8 million and was primarily attributable to the Company’s initial public offering proceeds as well as the bridge loan financing and preferred and restricted stock issuances during the year.

Debt Instruments

As of December 31, 2017, debt instruments consisted of two convertible notes payable with a total principal amount of $38,000, due in 2015 that remained unpaid and $1,346,500 in convertible promissory notes. Subsequent to December 31, 2017, these convertible notes converted to common stock concurrent with the Merger.

Operating and Capital Expenditure Requirements

We will need to raise additional financing in the future to fund our operations. In order to meet these additional cash requirements, we would likely need to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we raise additional funds through collaboration and licensing agreements with third parties, we may be required to relinquish valuable rights to our product candidates, technologies or future revenue streams or to grant licenses on terms that may not be favorable to us.

Contractual Obligations and Commitments

The Company had no long term contractual cash obligations at December 31, 2017. Monster rented an executive suite on a month to month basis and obtained an early termination on its warehouse lease effective January 31, 2018.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations, as of December 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Monster’s management’s discussion and analysis of financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements required Monster to make estimates and judgments that affected the reported amounts of assets, liabilities and expenses. Monster based its estimates on historical experience and on various assumptions that Monster believed to be reasonable under the circumstances. These estimates and assumptions formed the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that were not readily apparent from other sources. Actual results may differ materially from those estimates.

Revenue recognition

Monster’s net sales (revenue) were recognized when there was persuasive evidence that an arrangement existed, when delivery had occurred, when the price to the buyer was fixed or determinable and when collectability of the receivable was reasonably assured. These elements were met when title to the products was passed to the buyers, which was generally when product was delivered to the customer and the customer had accepted delivery. Certain customers had limited rights of return and/or were entitled to price adjustments on products held in their inventory. Monster reduced net sales in the period of sale for estimates of product returns, price adjustments and other allowances. Monster’s reserve estimates were based upon historical data as well as projections of sales, customer inventories, price adjustments, average selling prices and market conditions. Price protection was calculated on a product by product basis. The objective of price protection was to mitigate returns by providing retailers with credits to ensure maximum consumer sales. Price protection was granted to retailers after they had presented to Monster an affidavit of existing inventory. Actual returns and adjustments could be significantly different from Monster’s estimates and provisions, resulting in an adjustment to net sales.

Inventories

Monster’s inventory was stated at the lower of cost or net realizable value, with cost being determined on the weighted average cost method of accounting. Monster purchased finished goods and materials to assemble kits in quantities that Monster anticipated would be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values may have limited Monster’s ability to effectively utilize all products purchased and could have resulted in finished goods with above-market carrying costs which may have caused losses on sales to customers. Monster closely monitored inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduced the carrying amount of inventory to net realizable value. As of December 31, 2017 and 2016, inventory on hand was comprised primarily of finished goods ready for sale and packaging materials.

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

The carrying amount for other financial instruments, which include cash, accounts receivable, accounts payable, notes payable and line of credit, approximate fair value based upon their short term nature and maturity

Accrued Expenses

Monster incurred periodic expenses such as salaries, professional fees, and contract services. An adjusting entry to accrue expenses would be necessary if expenses were incurred prior to them being invoiced. When a vendor’s invoice was not received, Monster was required to estimate its accrued expenses. This process involved reviewing quotations and contracts, identifying services that had been performed on behalf of Monster and estimating the level of service performed and the associated cost incurred for the service when they had not yet been invoiced or otherwise notified of the actual cost. The majority of Monster’s service providers invoiced monthly in arrears for services performed or when contractual milestones were met. Monster estimated accrued expenses as of each balance sheet date based on facts and circumstances known at that time.

Share-based compensation/Warrants valuation

Monster used the Black-Scholes model to determine the fair value of stock options and stock purchase warrants on the date of grant. The amount of compensation or other expense recognized using the Black-Scholes model required Monster to exercise judgment and make assumptions relating to the factors that determine the fair value of share-based grants. The fair value calculated by this model was a function of several factors, including the grant price, the expected future volatility, the expected term of the option or warrant and the risk-free interest rate correlating to the term of the option or warrant. The expected term was derived using the simplified method provided in Securities and Exchange Commission release Staff Accounting Bulletin No. 110, which averages an awards weighted average vesting period and contractual term for “plain vanilla” share options. The expected volatility was estimated by analyzing the historic volatility of similar public companies. The risk-free rate of return reflects the weighted average interest rate offered for U.S. treasury rates over the expected life of options or warrants. The expected term and expected future volatility required Monster’s judgment. In addition, Monster was required to estimate the expected forfeiture rate and only recognize a cost or expense for those stock options or warrants expected to vest.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements beginning on page F-8 contained elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management determined that our internal control over financial reporting was not effective as of December 31, 2017. Monster’s management had previously determined that it had a material weakness in Monster’s internal control over financial reporting relating to the design and operation of its closing and financial reporting processes. Monster’s management had concluded that this material weakness in its internal control over financial reporting was due to the fact that it did not yet have the appropriate number of staff members with an appropriate level of experience and technical expertise to oversee its closing and financial reporting processes. In order to remediate this material weakness, Monster had taken action to formalize certain of its accounting policies and internal controls documentation and to strengthen supervisory reviews by its management; however, as of December 31, 2017, a material weakness in our internal control over financial reporting still existed.

In connection with the Merger, the management of Monster was replaced by the management of Private Innovate. We have limited resources to address our internal controls and procedures and rely on consultants to assist us with our financial accounting and compliance obligations. In connection with the preparation of Private Innovate’s audited financial statements for the year ended December 31, 2017, its independent auditors advised management that a material weakness existed in internal controls over financial reporting due to its inability to adequately segregate duties as a result of our limited number of accounting personnel.

Although we are committed to continuing to improve our internal control processes and intend to implement a plan to remediate our material weakness, we cannot be certain of the effectiveness of such plan or that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements and prevent fraud. In addition, if we are unable to successfully remediate the material weakness in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company.”

Changes in Internal Control Over Financial Reporting

As of December 31, 2017, there were no material changes in Monster’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

As previously announced, on March 9, 2018, our Board of Directors appointed June S. Almenoff, M.D., Ph.D, F.A.C.P. as the Company’s Chief Operating Officer and Chief Medical Officer. Additional information about Dr. Almenoff can be found elsewhere in this Annual Report on Form 10-K.

In connection with the appointment of Dr. Almenoff, we entered into an executive employment agreement with her (the “Almenoff Agreement”), pursuant to which Dr. Almenoff is entitled to receive an annual base salary of $320,000, subject to periodic adjustment as we may determine. The Almenoff Agreement provides that, subject to approval of our Board of Directors, Dr. Almenoff will receive an initial grant of options to purchase up to 700,000 shares of our common stock, which shares will vest annually over a four year period. Dr. Almenoff is generally eligible to participate in employee benefit and bonus programs established by the Company from time to time that may be applicable to our executives.

If we terminate the Almenoff Agreement other than “for cause,” or if Dr. Almenoff terminates the Almenoff Agreement for “Good Reason,” the Almenoff Agreement provides that Dr. Almenoff will receive 12 months of her then-current base salary and up to 12 months of continuation of health insurance benefits, provided that Dr. Almenoff executes and does not revoke a release and settlement agreement in a form satisfactory to us.

Dr. Almenoff’s employment is also subject to other customary terms and provisions, including provisions relating to confidentiality, nonsolicitation, noncompetition and invention assignment.

The foregoing description of the Almenoff Agreement is not complete and is subject to, and qualified in its entirety by, the full text of the Almenoff Agreement, a copy of which is filed as Exhibit 10.23 to this Annual Report on Form 10-K and is incorporated herein by reference.

There are no family relationships between Dr. Almenoff and any of our directors or executive officers, or any person nominated or chosen to become a director or executive officer. There are no arrangements or understandings between Dr. Almenoff and any other persons pursuant to which she was selected as Chief Operating Officer and Chief Medical Officer. Dr. Almenoff has no direct or indirect material interest in any transaction or currently proposed transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

As previously announced, in connection with the Merger, David Olert, Monster’s former Vice President of Finance and Chief Financial Officer, along with the other former Monster officers, resigned from Monster. We did not appoint a successor to Mr. Olert in connection with the completion of the Merger. On March 9, 2018, in connection with the filing of this Annual Report on Form 10-K, we appointed Mr. Madan as our Interim Principal Financial Officer and Interim Principal Accounting Officer, to serve in these roles until we permanently fill these positions.

On March 11, 2018, we entered into amended and restated executive employment agreements with each of our executive officers: Sandeep Laumas, M.D., Christopher Prior, Ph.D. and Mr. Madan. Such agreements are described in “Item 11. Executive Compensation” of this Annual Report on Form 10-K. Such descriptions are not complete and are subject to, and qualified in their entirety by, the full text of such agreements, copies of which are filed as Exhibit 10.25, 10.26 and 10.27 to this Annual Report on Form 10-K and are incorporated herein by reference. In connection with the entry into the amended and restated executive employment agreement with Mr. Madan, we appointed him to the position of Chief Business Officer in addition to his roles of President and director.

On March 12, 2018, we filed a Certificate of Correction with the Secretary of State of Delaware to correct a clerical error. A copy of our Certificate of Incorporation, as amended and corrected, is filed as Exhibit 3.1 to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

At the effective time of the Merger, each of Sandeep Laumas, Christopher Prior, Jay Madan, Lorin Johnson, Anna Kazanchyan, Anthony Maida, and Roy Proujansky was appointed to the Board and such individuals constitute our Board as of the date of this Annual Report. Additionally, pursuant to the Merger Agreement, our executive management team changed at the effective time of the Merger by the resignation of the then-serving executive officers of Monster and the appointment of Sandeep Laumas as our Executive Chairman, Christopher Prior as our Chief Executive Officer, and Jay Madan as our President.

The following table sets forth the names, ages and positions of each of our directors and executive officers as of March 13, 2018:

Name	Age	Position(s)
Sandeep Laumas, M.D.	49	Executive Chairman
Christopher Prior, Ph.D.	65	Chief Executive Officer and Director (principal executive officer)
Jay Madan, M.S.	52	President, Chief Business Officer, Interim Principal Financial Officer, Interim Principal Accounting Officer and Director (principal financial officer and principal accounting officer)
June S. Almenoff, M.D., Ph.D., F.A.C.P.	61	Chief Operating Officer and Chief Medical Officer
Lorin K. Johnson, Ph.D.	65	Director
Anna Kazanchyan, M.D.	49	Director
Anthony E. Maida, Ph.D., M.A., M.B.A	65	Director
Roy Proujansky, M.D.	61	Director

Executive Officers

Sandeep Laumas, M.D.  Dr. Laumas joined Private Innovate in 2014 as its Executive Chairman and became our Executive Chairman in connection with the completion of the Merger. In August 2007, Dr. Laumas founded Bearing Circle Capital, LP, an investment partnership, and has served as its Managing Director since such time. Dr. Laumas began his career at Goldman Sachs & Co. in 1996 as an equity analyst in the healthcare investment banking division working on mergers, acquisitions and corporate finance transactions before transitioning to the healthcare equity research division. After leaving Goldman Sachs in 2000, Dr. Laumas moved to the buy side as an analyst at Balyasny Asset Management from 2001 to 2003. Dr. Laumas was a Managing Director of North Sound Capital from 2003 to 2007, where he was responsible for the global healthcare investment portfolio. From February 2011 to 2012 he was a member of the board of directors of Super Religare Laboratories Limited, Southeast Asia’s largest clinical laboratory service company. Dr. Laumas serves as an independent director on the Board of directors of Bioxcel Therapeutics, Inc. (Nasdaq: BTAI) and also served as a Director of Parkway Holdings Ltd. (acquired by IHH Healthcare for $3 Billion: Singapore: IHH) from May through August 2010. Dr. Laumas received his A.B. in Chemistry from Cornell University in 1990, M.D. from Albany Medical College in 1995 with a research gap year at the Dana-Farber Cancer Institute and completed his medical internship in 1996 from the Yale University School of Medicine.

We believe that Dr. Laumas’s prior board service and years of experience investing in the healthcare industry qualifies Dr. Laumas to serve on our Board.

Christopher P. Prior, Ph.D.  Dr. Prior joined Private Innovate as its Chief Executive Officer in 2015 and became our Chief Executive Officer in connection with the completion of the Merger. From April 2008 to October 2014, he served as the Chief Executive Officer of Phasebio Pharmaceuticals, Inc., a clinical stage biopharmaceutical company. Prior to that, he founded Principia Pharmaceutical Corporation, a company that develops biopharmaceutical products for chronic diseases, where he served as President, and BioRexis Pharmaceuticals Corporation, a biopharmaceutical company developing diabetes candidates and novel therapeutic agents, where he served as the President and Chief Scientific Officer. During the course of his 30-year career, he has generated more than 25 INDs and achieved four product approvals from the FDA. Dr. Prior received his Bachelor of Science, with honors, in Chemistry from the University of London, and received a Ph.D. in Biochemistry from Columbia University. Dr. Prior also completed a research fellowship at The Rockefeller Medical Institute in New York. Dr. Prior is a member of the New York Academy of Sciences and is the author of numerous publications and patents focused on the development of therapeutics.

We believe that Dr. Prior’s role as our Chief Executive Officer and extensive experience as an executive in the biopharmaceutical industry qualifies him to serve on our Board.

Jay P. Madan, M.S.  Mr. Madan founded Private Innovate in 2012 and has served as its President and as a member of the board of directors since such time, and he became our President and a member of our Board in connection with the completion of the Merger. In March 2018, Mr. Madan was also appointed as our Chief Business Officer. Prior to founding Private Innovate, Mr. Madan was an independent contractor advising multiple life sciences companies, including Reliance Life Sciences, Millipore, Baxter, Dade Behring and Goodwin. This experience in working across multiple teams led him to develop a global network of healthcare professionals. From July 2007 to November 2008, Mr. Madan served as the VP of Business Development at Reliance Biopharmaceuticals Pvt. Ltd., a part of Reliance Industries Ltd., India’s largest conglomerate. While at Reliance and Goodwin, Mr. Madan was focused on the development of their contract manufacturing businesses. Mr. Madan holds a Bachelor of Science degree in Chemical Engineering from University of Mumbai and an M.S. in Chemical Engineering from Washington State University.

We believe that Mr. Madan’s role as a co-founder of Innovate and extensive experience in the life sciences and biotech industries qualifies him to serve on our Board.

June S. Almenoff, M.D., Ph.D., F.A.C.P. Dr. Almenoff began serving as our Chief Operating Officer and Chief Medical Officer in March 2018. Prior to Dr. Almenoff’s service with our company, beginning in March 2015, Dr. Almenoff, served as an independent biopharma consultant, including serving as a consultant for Innovate beginning in January 2018. From December 2014 until June 2016, Dr. Almenoff served as an executive-in-residence and consultant at Hatteras Venture Partners, a venture capital firm. From March 2010 until October 2014, Dr. Almenoff served as the president, the chief medical officer and a director of Furiex Pharmaceuticals, Inc., a pharmaceutical company acquired by Allergan in 2014. Prior to serving at Furiex, Dr. Almenoff served for 12 years in various senior roles at GlaxoSmithKline (“GSK”), including as vice president in the clinical safety and pharmacovigilance organization at GSK. Prior to joining GSK, Dr. Almenoff was on the faculty of Duke University Medical Center, where she is currently a Consulting Professor of Medicine. Since 2015, Dr. Almenoff has been the Chair of RDD Pharma, a private, GI clinical stage biopharmaceutical company. Dr. Almenoff serves on the board of directors of the pharmaceutical companies Ohr Pharmaceutical, Inc., TiGenix and Brainstorm Cell Therapeutics Inc. She is an author on more than 50 publications. Dr. Almenoff earned a bachelor’s degree, cum laude, from Smith College. She graduated from the M.D.-Ph.D. program at Mt. Sinai School of Medicine and completed a residency in internal medicine and a fellowship in infectious diseases at Stanford University Medical Center. She is a board-certified Fellow of the American College of Physicians with 10 years of clinical practice experience.

Non-Employee Directors

Lorin K. Johnson, Ph.D.  Dr. Johnson joined our Board in January 2018. He is the founder and Chief Scientist of Glycyx PharmaVentures Ltd., a biopharma investment and development company. In 1989, he co-founded Salix Pharmaceuticals, Inc. (Nasdaq: SLXP), a specialty pharmaceutical company, and held senior leadership positions prior to its $15.8 billion acquisition by Valeant Pharmaceuticals International, Inc. (NYSEA: VRX) in April 2015. Prior to Salix, Dr. Johnson served as Director of Scientific Operations and Chief Scientist at Scios, Inc. (formerly California Biotechnology, Inc). He is a board member of Sigmoid Pharma Ltd., a GI specialty drug delivery company based in Dublin, Ireland. In addition to his career in industry, Dr. Johnson has served as an Assistant Professor of Pathology at Stanford University Medical Center and held academic positions at Stanford University School of Medicine and the University of California, San Francisco. He is the co-author of 75 journal articles and book chapters and is the co-inventor on 18 issued patents. Dr. Johnson holds a Ph.D. from the University of Southern California and was a Postdoctoral Fellow at the University of California, San Francisco.

We believe that Dr. Johnson’s extensive experience in the pharmaceutical and life science industries, both as an executive and investor, qualifies him to serve on our Board.

Anna Kazanchyan, M.D.  Dr. Kazanchyan joined our Board in January 2018. She founded Saghmos Therapeutics, a company focused on the prevention of contrast-induced acute kidney injury, in September 2016 and serves as its CEO and Chairwoman. Dr. Kazanchyan has served as a member of the board of directors of Foamix Pharmaceuticals (Nasdaq: FOMX) since December 2014 and currently serves on its compensation committee. She is also the founder and Managing Partner since April 2004 of Primary i-Research, LLC, where she provides due diligence to leading healthcare investment funds and evaluates investment prospects of biopharmaceutical companies based on the scientific, clinical, regulatory and commercial outlook for their products. In addition, she has been a strategic advisor to CEOs of biopharmaceutical companies (start-ups to global companies) and has advised companies on matters related to business development, regulatory strategy, marketing and commercial/competitive landscape. From 2014 to 2016, Dr. Kazanchyan served as SVP, Business Development and Product Development at Ovid Therapeutics, Inc., a company focused on rare neurological disorders. Previously, Dr. Kazanchyan was Senior Biotechnology Analyst at Wachovia Securities, and was a member of the #1 and #2 Institutional-Investor ranked Biotechnology Equity Research teams at Goldman Sachs and Citigroup, respectively. She received an M.D. from Harvard Medical School and a B.A. in Biology, summa cum laude, from Clark University.

We believe that Dr. Kazanchyan’s 20 years of experience leading and advising companies in the biopharmaceutical and therapeutics industries qualifies her to serve on our Board.

Anthony E. Maida III, Ph.D., M.A., M.B.A.  Dr. Maida joined the Board in January 2018. He has wide experience in the biotechnology industry for more than two decades serving as a CEO, member of the board of directors and working with biotechnology investors. From 1992 to September of 1999, Dr. Maida was President and Chief Executive Officer of Jenner Biotherapies, Inc., an immunotherapy company. From 1997 through 2010, Dr. Maida served as Chairman, Founder and Director of BioConsul Drug Development Corporation and Principal of Anthony Maida Consulting International, advising pharmaceutical and investment firms, in the clinical development of therapeutic products and product/company acquisitions. From June 2009 through June 2010, Dr. Maida served as Vice President of Clinical Research and General Manager, Oncology, Worldwide for PharmaNet, Inc., a clinical research organization. Since June 2010, Dr. Maida has served as Senior Vice President, Clinical Research for Northwest Biotherapeutics, Inc., a cancer vaccine company focused on therapy for patients with glioblastoma multiforme and prostate cancer. Dr. Maida has served in a number of executive roles, including President and CEO of Replicon NeuroTherapeutics, Inc. Dr. Maida is currently a member of the Board of Directors and Audit Chair of Spectrum Pharmaceuticals, Inc (Nasdaq GS: SPPI)., Vitality Biopharma, Inc. (OTCQB: VBIO) and was formerly a member of the Board of Directors and Audit Chair of OncoSec Medical Inc. (OTCQB: ONCS). Dr. Maida holds a B.A. in Biology and History, an M.B.A., an M.A. in Toxicology and a Ph.D. in Immunology. He is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology, the International Society for Biological Therapy of Cancer and the American Chemical Society.

We believe that Dr. Maida’s extensive experience as an executive at various biotechnology and biopharmaceutical companies as well as his service on private and public company boards qualifies him to serve on our Board.

Roy Proujansky, M.D. Dr. Proujansky joined our Board in January 2018. He is a pediatric gastroenterologist who since July 2013 has served as the Executive Vice President and Chief Executive of Delaware Valley Operations (DuPont Hospital for Children) for the Nemours Children’s Health System, a non-profit children’s health organization. Before his current position, Dr. Proujansky served as Executive Vice President for Patient Operations and Chief Operating Officer of Nemours from 2006 to July 2013. From 2000 to 2006, Dr. Proujansky was the Robert L. Brent Professor and Chairman of Pediatrics and Associate Dean for Jefferson Medical College at Thomas Jefferson University. Additionally, from 1998 to 2015, Dr. Proujansky was the co-director or direct supervisor of Nemours Research Programs and has authored 47 original publications and book chapters in the field of pediatric gastroenterology. Dr. Proujansky received an M.D. from Northwestern University, an M.B.A. from the University of Massachusetts at Amherst and a B.S. in Medical Science from Northwestern University.

We believe Dr. Proujansky’s extensive knowledge and experience in the field of pediatric gastroenterology qualifies him to serve on our Board.

Composition of Our Board of Directors

Our Board consists of seven directors, and each director’s term expires upon the election and qualification of successor directors at the annual meeting of the stockholders to be held in 2018.

There are no family relationships among any of the directors and executive officers.

Director Independence

Our Board has determined that a majority of its directors are independent as defined under Nasdaq listing standards. The Board has also determined that each current member of each of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee is independent as defined under Nasdaq listing standards and, as applicable, SEC rules. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us.

Committees of the Board of Directors

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees is governed by a formal written charter approved by the Board, and a copy of each such charter is available on our website at: http://ir.innovatebiopharma.com/corporate-governance/highlights. However, the reference to our website does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Audit Committee

The Audit Committee consists of Anthony Maida, Lorin Johnson and Anna Kazanchyan, with Dr. Maida acting as the chair. The primary functions of the Audit Committee include, among other things:

•	selecting and retaining, compensating, overseeing and, if necessary, terminating the independent registered public accounting firm to perform audit services and any permissible non-audit services;

•	pre-approving all audit and permitted non-audit and tax services provided by any independent registered public accounting firm;

•	reviewing and discussing with the independent registered public accounting firm critical accounting policies and practices, alternative treatments of financial information and other material written communications;

•	reviewing and discussing with the independent registered public accounting firm and management our annual financial statements and, following completion of the audit, reviewing separately with the independent registered public accounting firm and management any problems or difficulties encountered during the audit;

•	recommending that the audited financial statements be included in our Form 10-K and producing the Audit Committee Report required to be included in our proxy statement;

•	reviewing any other relevant reports or other financial information prepared by management and directing the independent registered public accounting firm to use its best efforts to perform all review of interim financial information prior to our disclosure of such financial information;

•	coordinating our Board’s oversight of our internal control over financial reporting and disclosure controls and procedures;

•	discussing our policies with respect to risk assessment and risk management, including guidelines and policies to govern the process by which our exposure to risk is handled;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding (i) accounting, internal accounting controls or auditing matters and (ii) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	reviewing and approving, or making recommendations to our Board regarding, our policies and procedures for reviewing and approving or ratifying related person transactions, and reviewing, approving and overseeing any related person transactions;

•	monitoring compliance with our Code of Business Conduct and Ethics; and

•	performing an annual review and evaluation of the performance of the Audit Committee and an annual review of its charter.

Each member of the Audit Committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act and is a person who the Board has determined has the requisite financial expertise required under the applicable requirements of Nasdaq. In arriving at this determination, the Board examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector. The Board has also determined that each of Drs. Maida and Kazanchyan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Compensation Committee

The Compensation Committee consists of Anna Kazanchyan, Lorin Johnson and Anthony Maida, with Dr. Kazanchyan acting as the chair. The functions of the Compensation Committee include, among other things:

•	reviewing and approving, or recommending that our Board approve, the compensation of the chief executive officer and all other executive officers;

•	periodically reviewing and making recommendations to our Board with respect to director compensation;

•	reviewing and approving, or recommending that our Board approve, incentive compensation plans and equity-based plans;

•	if required, reviewing and discussing with management our “Compensation Discussion and Analysis,” recommending that such disclosure be included in our Form 10-K or proxy statement and producing the Compensation Committee Report on executive officer compensation to be included in our Form 10-K or proxy statement;

•	reviewing and approving, or making recommendations to our Board regarding, any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the chief executive officer and other executive officers;

•	overseeing the management of risks relating to our executive compensation plans and arrangements; and

•	performing an annual review and evaluation of the performance of the Compensation Committee and an annual review of the charter.

Our Board has determined that each current member of the Compensation Committee is independent under Nasdaq listing standards, a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee currently consists of Lorin Johnson, Anna Kazanchyan and Anthony Maida, with Dr. Johnson acting as the chair. The functions of the Nominating and Corporate Governance Committee include, among other things, the following:

•	identifying and screening individuals qualified to become members of our Board;

•	recommending the number of members that shall serve on our Board;

•	evaluating and reviewing the qualifications and independent of existing and prospective directors;

•	selecting and approving the director nominees to be submitted to a stockholder vote at the annual meeting of stockholders;

•	developing and recommending to our Board corporate governance guidelines;

•	periodically reviewing our Board’s leadership structure;

•	overseeing the review by our Board, from time to time, of succession planning for senior executives;

•	overseeing the evaluation of our Board and its committees;

•	performing an annual review and evaluation of the performance of the Nominating and Corporate Governance Committee and an annual review of the charter.

Our Board has determined that each member of the Nominating and Corporate Governance Committee is independent under Nasdaq listing standards.

Our Board may from time to time establish other committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on review of the forms furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2017, we believe that all Section 16(a) filing requirements applicable to the executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in 2017, except that Steven Barre had two late Form 4 filings, resulting in the failure to timely report two transactions; Jonathan Clark had one late Form 4 filing, resulting in the failure to timely report one transaction; Robert Machinist had two late Form 4 filings, resulting in the failure to timely report two transactions; Christopher Miner had one late Form 4 filing, resulting in the failure to timely report one transaction; and David Olert had two late Form 4 filings, resulting in the failure to timely report two transactions. In addition, David Clarke failed to timely file a Form 3 due in 2016; Jonathan Clark had one late Form 4 filing in 2018, resulting in the failure to timely report one transaction; David Clarke had one late Form 4 filing in 2018, resulting in the failure to timely report 11 transactions from 2016-2018; and David Olert had one late Form 4 filing in 2018, resulting in the failure to timely report one transaction.

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and other employees. Our Code of Business Ethics and Conduct is available on the “Corporate Governance” page of the “Investors” section of our website, which may be accessed by navigating to http://ir.innovatebiopharma.com/corporate-governance/highlights, and then by clicking on “Code of Ethics Business Conduct.” We intend to post on our website and (if required) file on Form 8-K all disclosures that are required by applicable law, the rules of the SEC or the Nasdaq listing standards, concerning any amendment to, or waiver from, our Code of Business Ethics and Conduct. However, the reference to our website does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Introductory Note Regarding Presentation of Information

On January 29, 2018, Monster completed the Merger with Private Innovate. At the effective time of the Merger, the management of Monster was replaced with the management of Private Innovate. Accordingly, we have included compensation information both with respect to Monster’s “named executive officers” for 2017 and with respect to the executive officers of Private Innovate that would have been “named executive officers” of Private Innovate for 2017 (such executive officers are referred to as Private Innovate’s named executive officers). We have also provided compensation disclosure with respect to all directors of Monster that served during 2017 and for those directors of Private Innovate that were appointed to our Board of Directors in connection with the closing of the Merger.

Executive Compensation – Monster

The following table provides information regarding the compensation of our named executive officers, each of whom was an executive officer of Monster.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)

David H. Clarke Chief Executive Officer and Chairman of the Board	2017	—	—	—	—		—
	2016	—	—	—	—		—

David Olert Chief Financial Officer	2017	195,000	—	—	14,129	(1)	209,129
	2016	198,596	46,250	—	13,574	(1)	258,420

Stephen R. Brownsell (2) Executive Vice President	2017	153,769	—	—	20,484	(3)	174,253
	2016	40,808	—	—	2,400	(3)	43,208

Jonathan Clark (4) Interim President and Director	2017	93,949	—	—	30,164	(5)	124,113
	2016	55,000	—	—	3,000	(5)	58,000

(1)	Represents medical and dental insurance premiums.

(2)	Mr. Brownsell joined the Company in October 2016.

(3)	Represents medical and dental insurance premiums of $10,884 and automobile expense allowance of $9,600 in 2017. Represents automobile expense allowance in 2016.

(4)	Mr. Clark became the Interim President of the Company in October 2016.

(5)	Represents medical and dental insurance premiums of $19,814, automobile expense allowance of $9,000 and cell phone allowance of $1,350 in 2017. Represents automobile expense allowance in 2016.

Monster 2017 Outstanding Equity Awards at Year-End

The table below summarizes the aggregate stock and option awards held by our named executive officers as of December 31, 2017

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date	Number of shares of stock that have not vested	Market value of shares of stock that have not vested

David Olert	1,683	—	$45.00	7/7/2026	—	—

Monster Employment and Severance Agreements

Monster entered into an Executive Employment Agreement with Mr. Olert, its Chief Financial Officer, in June 2016, pursuant to which Mr. Olert was paid a base salary of $195,000. On July 7, 2016, Mr. Olert was granted 2,500 shares of restricted stock under the Monster 2012 Omnibus Incentive Plan as well as 1,683 stock options at a per share price of $45.00. Mr. Olert received an additional 4,500 shares during 2017.

Mr. Olert’s Agreement provided that he was eligible to earn a bonus, which was to be determined exclusively by the Monster Board in its sole discretion.

Mr. Olert’s agreement further provided that one-third (1/3) of the restricted stock and stock options granted thereunder would vest on each anniversary of the date thereof. Any unvested shares of restricted stock and stock options in the amount proportional to the time held would vest upon any termination of Mr. Olert’s employment other than termination of the agreement by Monster for “cause” or due to the voluntary resignation by the executive in the absence of “good reason.” Mr. Olert was eligible to receive additional stock options and/or restricted stock from time to time at the sole discretion of the Monster Compensation Committee and the Monster Board.

Mr. Olert was entitled to apply to participate in such executive benefit plans and programs as Monster had from time to time offered or provided to its executives at similar levels, including, but not limited to, any life insurance, health and accident, medical and dental, disability and retirement plans and programs.

In the event of the termination of the agreement by Monster without “cause” or due to the voluntary resignation by Mr. Olert for “good reason,” Mr. Olert was entitled to a severance payment equal to 1/3 of his then Base Salary, payable in accordance with Monster’s customary payroll practices.

Following the completion of the Merger, we entered into a consulting agreement with Mr. Olert to provide professional and consulting services to us related to the preparation of Monster’s financial statements, filings with the Securities and Exchange Commission and other related matters.  The term of Mr. Olert’s consulting agreement runs through the filing date of this Annual Report on Form 10-K (the “Initial Term”) and will automatically renew for successive three-month terms unless otherwise terminated.  Mr. Olert is compensated on an hourly basis under the agreement and is eligible for a $10,000 completion bonus for satisfactory service through the Initial Term.

Director Compensation – Monster

Monster issued Mr. Clarke 17,500 and 10,000 shares of its common stock in January 2017 and November 2017, respectively.

Monster’s board of directors had a compensation program for its non-employee, independent directors. Each such Monster director received an initial share or stock option grants of up to 1,500 shares.

Executive Compensation – Private Innovate

The following table provides information regarding Private Innovate’s named executive officers for the years ended December 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus(1)	Option Awards(2)	Total
Sandeep Laumas, M.D. Executive Chairman	2017	$137,000		$132,500	$282,172	$551,672
	2016	$18,000	(3)	$2,100	$—	$20,100

Christopher Prior, Ph.D. Chief Executive Officer	2017	$172,000		$60,000	$248,563	480,563
	2016	$18,000		$2,100	$1,250,392	$1,270,492

Jay P. Madan President	2017	$170,000		$140,000	$269,245	579,245
	2016	$30,000	(4)	$4,500	$—	$34,500

(1)

As described below under the heading “Employment Agreements,” pursuant to the terms of each executive officer’s employment agreement with Private Innovate, bonus payments would be made if Private Innovate reached a specified financial milestone prior to March 15, 2018. During the year ended December 31, 2017, Milestone 1, as defined in the Private Innovate employment agreements was achieved and paid and such amounts are included in bonus compensation in the table herein.

(2)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. The assumptions that Private Innovate used to calculate these amounts are discussed in the notes to the December 31, 2017 and 2016 audited financial statements of Private Innovate included in the Current Report on Form 8-K of Innovate Biopharmaceuticals, Inc. dated March 13, 2018. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(3)

As described below under the heading “Employment Agreements,” under the terms of Dr. Laumas’s Private Innovate employment agreement, a portion of the amount of the 2016 base salary set forth in the agreement was deferred and would be paid if Private Innovate reached a specified financial milestone prior to March 15, 2017. The milestone was not reached by that date, and the amount in the table reflects the amounts paid in 2016.

(4)

As described below under the heading “Employment Agreements,” under the terms of Mr. Madan’s Private Innovate employment agreement, a portion of the amount of the 2016 base salary set forth in the agreement was deferred and would be paid if Private Innovate reached a specified financial milestone prior to March 15, 2017. The milestone was not reached by that date, and the amount in the table reflects the amounts paid in 2016.

Narrative Disclosure to Summary Compensation Table

The primary elements of compensation for Private Innovate’s named executive officers consisted of base salary, bonus and equity-based compensation awards. Private Innovate’s named executive officers were also able to participate in employee benefit plans and programs that Private Innovate offered to its other full-time employees on the same basis.

Base Salary

The base salary payable to Private Innovate’s named executive officers was intended to provide a fixed component of compensation that reflected the executive’s skill set, experience, role and responsibilities.

Bonus

Although Private Innovate did not have a written bonus plan, the board of directors of Private Innovate had the authority, in its discretion, to award bonuses to its executive officers on a case-by-case basis. These awards were structured to reward the executive officers for the successful performance of Private Innovate as a whole and on an individual basis. In addition, as described under the heading “Employment Agreements,” each of the executive officers was eligible under the terms of his respective employment agreement to receive a fixed bonus amount based on Private Innovate’s achievement of certain financial milestones. The bonus amounts awarded for 2016 performance were on an entirely discretionary basis. The bonus amounts awarded for 2017 included certain discretionary amounts in addition to amounts determined pursuant to such employment agreements.

Equity Awards

Although Private Innovate did not have a formal policy with respect to the grant of equity incentive awards to its executive officers or any formal equity ownership guidelines applicable to them, Private Innovate believed that equity grants provided its executives with a strong link to Private Innovate’s long-term performance, created an ownership culture and helped to align the interests of Private Innovate’s executives and its stockholders. In addition, Private Innovate believed that equity grants with a time-based vesting feature promoted executive retention by incentivizing executive officers to remain in Private Innovate’s employment during the vesting period.

Health, Welfare and Additional Benefits

Each of Private Innovate’s named executive officers was eligible to participate in Private Innovate’s employee benefit plans and programs, including medical, dental and vision benefits, to the same extent as its other full-time employees, subject to the terms and eligibility requirements of those plans.

2017 Outstanding Equity Awards at Year-End

The following table presents the outstanding equity awards of Private Innovate held as of December 31, 2017 by Private Innovate’s named executive officers (as adjusted to give effect to the share exchange that occurred in connection with the Merger).

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise price	Option Expiration date
Sandeep Laumas, M.D.	41,455	71,604	$2.08	3/21/2027
	13,870	85,998	$2.34	8/30/2027

Christopher Prior, Ph.D.	1,356,717		$0.30	7/1/2026
	522,901	155,457	$0.30	7/1/2026
	41,455	71,604	$2.08	3/21/2027
	10,468	64,904	$2.34	8/31/2027

Jay P. Madan	41,455	71,604	$2.08	3/21/2027
	12,562	77,885	$2.34	8/30/2027

Employment Agreements

Private Innovate had entered into employment agreements with each of Private Innovate’s named executive officers as described below. Each of the agreements described below relates to the information appearing in the tables in this “Item 11. Executive Compensation” of this Annual Report on Form 10-K.

Sandeep Laumas, M.D.

Private Innovate entered into an executive employment agreement with Dr. Laumas in October 2015, which was subsequently amended in February 2016, March 2017 and August 2017.

The agreement provided for an initial base salary of $75,000, which was increased to $111,000 effective July 1, 2016. The agreement provided that the base salary was to be deferred until the time of the Minimum Financial Milestone Event; however, if such Minimum Financial Milestone Event did not occur on or before March 15, 2017, Dr. Laumas agreed to forfeit such base salary for the period of January 1, 2016, through December 31, 2016. The Minimum Financial Milestone Event occurred after March 15, 2017.

Commencing January 1, 2017, $75,000 of Dr. Laumas’s annual base salary was subjected to deferral, with such deferral and salary accrual continuing until the Minimum Financial Milestone Event occurred, so long as the Minimum Financial Milestone Event occurred on or prior to March 15, 2018. If the Minimum Financial Milestone Event did not occur on or before March 15, 2018, Dr. Laumas agreed to forfeit such 2017 deferred salary for the period of January 1, 2017, through December 31, 2017. As the Minimum Milestone Event was achieved in April 2017, all deferred 2017 annual base salary was paid.

After the occurrence of the Minimum Milestone Event, Dr. Laumas’s annual base salary increased to $150,000 and was not subject to deferral. Upon the occurrence of the Second and Third Financial Milestone Event, Dr. Laumas’s annual base salary was to increase to $160,000 and $175,000, respectively. Effective with the consummation of the Equity Issuance in January 2018, the Second and Third Milestone Events were achieved. Upon the occurrence of the Fourth Financial Milestone Event, Dr. Laumas’s annual base salary was to increase to $300,000.

The agreement also provided that Dr. Laumas would be eligible to receive a one-time lump sum cash bonus in the amount of $25,000 upon the occurrence of the Minimum Milestone Event, a one-time lump sum cash bonus in the amount of $110,000 upon the occurrence of the Second Financial Milestone Event, a one-time lump sum cash bonus in the appoint of $175,000 upon the occurrence of the Minimum Third Milestone Event, and a one-time lump sum cash bonus in the amount of $175,000 upon the occurrence of the Minimum Fourth Milestone Event. The Minimum Milestone Event was achieved in April 2017 and paid and the Second and Third Milestone Events were achieved effective with the consummation of the Equity Issuance in January 2018. The bonus amounts associated with the Second and Third Milestone Events were included in Private Innovate’s accrued liabilities as of December 31, 2017.

For the months of July, August and September 2016, Dr. Laumas was eligible for a discretionary monthly bonus in the amount of $700 per month. If a Minimum Financial Milestone Event had not occurred by March 15, 2017, Dr. Laumas was eligible for a discretionary bonus of $75,000, awarded in Private Innovate’s discretion upon the achievement of certain corporate objectives on or before December 31, 2017. This discretionary bonus was awarded and paid during 2017. Dr. Laumas also received a discretionary bonus of $32,500 during 2017 as compensation for his board of director services.

During 2017, Dr. Laumas was also eligible to receive periodic stock or option awards in the discretion of Private Innovate.

Christopher P. Prior, Ph.D.

Private Innovate entered into an executive employment agreement with Dr. Prior in November 2015, which was subsequently amended in February 2016, twice in March 2017, and in August 2017.

Upon the occurrence of the Minimum Financial Milestone Event, Dr. Prior was entitled to an annual base salary of $240,000. Upon the occurrence of the Second and Third Financial Milestone Events, Dr. Prior’s annual base salary increased to $260,000 and $300,000, respectively. Effective with the Consummation of the Equity Issuance in January 2018, the Second and Third Milestone Events were achieved. Upon the occurrence of the Fourth Financial Milestone Event, defined as the sale by Private Innovate of its equity securities in a bona fide equity financing or the sale of assets or entry into out-licensing and/or partnering agreements in which Private Innovate receives gross proceeds of not less than $45,000,000 (including proceeds from the Minimum Financial Milestone Event, the Second Milestone Financial Event and the Third Milestone Financial Event), Dr. Prior’s annual base salary was to increase to $425,000.

The agreement also provided that Dr. Prior will be eligible to receive a one-time lump sum cash bonus in the amount of $60,000 upon the occurrence of the Minimum Financial Milestone Event, a one-time lump sum cash bonus in the amount of $125,000 upon the occurrence of the Second Financial Milestone Event, a one-time lump sum cash bonus in the appoint of $175,000 upon the occurrence of the Minimum Third Milestone Event, and a one-time lump sum cash bonus in the appoint of $175,000 upon the occurrence of the Minimum Fourth Milestone Event. The Minimum Milestone Event was achieved in April 2017 and paid, and the Second and Third Milestone Events were achieved Effective with the consummation of the Equity Issuance in January 2018. The bonus amounts associated with the Second and Third Milestone Events were included in Private Innovate’s other accrued liabilities as of December 31, 2017.

The agreement provided that following the completion of the Minimum Financial Milestone Event, Dr. Prior became eligible for an annual grant of restricted stock for each year of service subject to the completion of certain milestones and the approval of the Innovate Board. Such grants would vest with respect to 25% of the restricted stock on the one year anniversary of the date of grant and thereafter with respect to 75% of the stock over the following three years. Upon a change of control, 100% of the unvested shares of restricted stock would vest.

During 2017, Dr. Prior was also eligible to receive periodic stock or option awards in the discretion of Private Innovate.

Jay P. Madan, M.S.

Private Innovate entered into an executive employment agreement with Mr. Madan in October 2015, which was subsequently amended in February 2016, March 2017 and August 2017.

The agreement provided for an initial base salary of $90,000, which was increased to $150,000 effective July 1, 2016. The agreement provided that the 2016 base salary was to be deferred until the time of the Minimum Financial Milestone Event; however, if such Minimum Financial Milestone Event did not occur on or before March 15, 2017, Mr. Madan agreed to forfeit such base salary for the period of January 1, 2016, through December 31, 2016. The Minimum Financial Milestone Event occurred after March 15, 2017.

Commencing January 1, 2017, $90,000 of Mr. Madan’s annual base salary was subjected to deferral, with such deferral and salary accrual continuing until the Minimum Financial Milestone Event occurred. So long as the Minimum Financial Milestone Event did not occur on or before March 15, 2018, Mr. Madan agreed to forfeit such 2017 deferred salary for the period of January 1, 2017 through December 31, 2017. As the First Milestone Event was achieved in April 2017, all deferred 2017 annual base salary was paid.

After the occurrence of the First Milestone Event, Mr. Madan’s annual base salary increased to $180,000 and was not subject to deferral. Upon the occurrence of the Second and Third Financial Milestone Events, Mr. Madan’s annual base salary increases to $210,000 and $250,000, respectively. Effective with the consummation of the Equity Issuance in January 2018, the Second and Third Milestone Events were achieved. Upon the occurrence of the Fourth Financial Milestone Event, Mr. Madan’s annual base salary was to increase to $350,000.

The agreement also provides that Mr. Madan was eligible to receive a one-time lump sum cash bonus in the amount of $30,000 upon the occurrence of the Minimum Financial Milestone Event, a one-time lump sum cash bonus in the amount of $115,000 upon the occurrence of the Second Financial Milestone Event, a one-time lump sum cash bonus in the amount of $150,000 upon the occurrence of the Minimum Third Milestone Event, and a one-time lump sum cash bonus in the amount of $125,000 upon the occurrence of the Minimum Fourth Milestone Event. The Minimum Milestone Event was achieved in April 2017 and paid and the Second and Third Milestone Events were achieved effective with the consummation of the Equity Issuance in January 2018. The bonus amounts associated with the Second and Third Milestone Events were included in other accrued liabilities as of December 31, 2017.

For the months of July, August and September 2016, Mr. Madan was eligible for a discretionary monthly bonus in the amount of $1,500 per month. If a Minimum Financial Milestone Event had not occurred by March 15, 2017, Mr. Madan was eligible for a discretionary bonus of $90,000, awarded in Innovate’s discretion upon the achievement of certain corporate objectives on or before December 31, 2017. This discretionary bonus was awarded and paid during 2017. Mr. Madan also received a discretionary bonus of $20,000 during 2017 as compensation for his board of director services.

During 2017, Mr. Madan was also eligible to receive periodic stock or option awards in the discretion of Private Innovate.

Amended and Restated Executive Employment Agreements with Drs. Laumas and Prior and Mr. Madan

On March 11, 2018, we entered into amended and restated executive employment agreements with each of Drs. Laumas and Prior and Mr. Madan (the “Executive Agreements”). Under the Executive Agreements, Drs. Laumas and Prior and Mr. Madan will be entitled to receive annual base salaries of $275,000, $300,000 and $285,000, respectively, subject to periodic adjustment as we may determine. Each of Drs. Laumas and Prior and Mr. Madan is generally eligible to participate in employee benefit and bonus programs established by the Company from time to time that may be applicable to our executives.

If we terminate any of the Executive Agreements other than “for cause,” or if any of Drs. Laumas and Prior or Mr. Madan terminates his respective agreement for “Good Reason,” the Executive Agreements provide that such executive will receive 12 months of his then-current base salary and up to 12 months of continuation of health insurance benefits, provided that such executive executes and does not revoke a release and settlement agreement in a form satisfactory to us.

Director Compensation – Private Innovate

Private Innovate did not have any directors in the years ended December 31, 2017 and 2016 who were not employed by Private Innovate.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table and the related notes present information on the beneficial ownership of shares of our capital stock as of March 9, 2018 (except where otherwise indicated) by:

•	each of our directors;

•	each of our named executive officers;

•	all of our current directors and executive officers as a group; and

•	each person, or group of affiliated persons, who are known by us to beneficially own more than 5% of the outstanding shares of our capital stock on an as converted basis.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 9, 2018, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each stockholder listed is: c/o Innovate Biopharmaceuticals, Inc., 8480 Honeycutt Road, Suite 120, Raleigh, NC 27615.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Outstanding
Principal Stockholders:
BrynMawr Technology Holdings (1)	1,885,440	7.3%
Moonstar Family Group (2)	2,688,217	10.5%
The Sea Island Partnership (3)	2,892,298	11.3%
Triangle Healthcare Partners (4)	1,720,453	6.7%
UKR Partners LLC (5)	1,461,898	5.7%
Directors and Named Executive Officers:
Christopher Prior, Ph.D. (6)	2,020,210	7.3%
Jay P. Madan (7)	1,009,152	4.3%
Sandeep Laumas, M.D. (8)	835,106	3.2%
June Almenoff, M.D.	-	*
Lorin K. Johnson, Ph.D. (9)	237,425	*
Anna Kazanchyan, M.D.	-	*
Anthony E. Maida III, Ph.D. (10)	48,992	*
Roy Proujanksy, M.D.	-	*
David H. Clarke (11)	171,845	*
Jonathan Clark	28,500	*
Stephen R. Brownsell	13,500	*
David Olert (12)	8,684	*
All directors and executive officers as a group (8 persons) (13)	4,240,885	14.8%

* Represents beneficial ownership of less than 1% of the shares of common stock

(1)	The manager of BrynMawr Technology Holdings is Mark Costley.

(2)	The managing member of Moonstar Family Group is Chris Durant.

(3)	The manager of The Sea Island Partnership is Michael Huter.

(4)	The managing member of Triangle Healthcare Partners is Cory Howes.

(5)	Includes 1,461,898 shares and 117,661 warrants held by UKR Partners LLC. The manager of UKR Partners LLC is Thomas Gombar.

(6)	Consists of 2,020,210 shares issuable upon the exercise of options held by Dr. Prior that are exercisable within 60 days of March 9, 2018.

(7)	Includes 529,131 shares held by Mr. Madan, 129,593 shares held by Madan Global, Inc., 122,104 shares held by OM Healthcare Partners LLC, 122,104 shares held by OM Healthcare Partners II LLC, and 122,104 shares held by OM Healthcare Partners III LLC, and 74,116 shares issuable upon the exercise of options held by Mr. Madan that are exercisable within 60 days of March 9, 2018. Mr. Madan is affiliated with Madan Global, Inc. and with each of the named OM Healthcare Partner companies, and has voting and investment power over these shares, respectively.

(8)	Includes 758,373 shares held by Bearing Circle Capital LLC and 76,733 shares issuable upon the exercise of options held by Dr. Laumas that are exercisable within 60 days of March 9, 2018. Dr. Laumas is affiliated with Bearing Circle Capital LLC and has voting and investment power over the shares held by Bearing Circle Capital LLC.

(9)	Consists of 237,425 shares issuable upon the exercise of options held by Dr. Johnson that are exercisable within 60 days of March 9, 2018.

(10)	Consists of 48,992 shares issuable upon the exercise of an option held by Dr. Maida that is exercisable within 60 days of March 9, 2018.

(11)	Based on information provided on behalf of Mr. Clarke, includes 58,370 shares held by Mr. Clarke, 7,140 shares held by Leslie Clarke, Mr. Clarke’s wife, and 106,335 shares held by GBS Holdings, Inc., an entity which may be deemed controlled by Mr. Clarke but which is owned by Leslie Clarke and the children of Mr. Clarke. Mr. Clarke may be deemed the indirect beneficial owner of these securities since he has shared sale, voting and investment control over the securities with his wife. The address of GSB Holdings, Inc. and Mr. Clarke is 14179 Laurel Trail, Wellington, Florida 33414.

(12)	Includes 1,684 shares issuable upon the exercise of options held by Mr. Olert that are exercisable within 60 days of March 9, 2018.

(13)	Includes 2,457,476 shares issuable upon the exercise of options held by the Company’s current directors and executive officers that are exercisable within 60 days of March 9, 2018.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2017 about shares of common stock outstanding and available for issuance under Monster’s 2012 Omnibus Incentive Plan.

	Number of Securities to be issued upon exercise of outstanding options and restricted stock	Weighted average exercise price of outstanding options	Number of Securities remaining available under equity compensation plans
Equity compensation plans approved by stockholders	1,683	$45.00	5
Equity compensation plans not approved by stockholders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related-Person Transaction Policy and Procedures

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. Notwithstanding anything therein to the contrary, the policy is to be interpreted only in such a manner as to comply with Item 404 of Regulation S-K.

The Board of Directors of Monster had also adopted a policy that its executive officers, directors, nominees for election as a director, beneficial owners of more than five percent of any class of its common stock and any members of the immediate family of any of the foregoing persons were not permitted to enter into a related person transaction with the Company without the prior consent of its Audit Committee. Any request for Monster to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than five percent of any class of the Company’s voting securities or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have has a direct or indirect interest, must have first been presented to the Company’s Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Audit Committee was to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. We refer to this as the “Monster Related Person Transaction Policy.”

Certain Related-Person Transactions

Described below are transactions occurring since January 1, 2016, and any currently proposed transactions to which we were a participant and in which:

•	The amounts involved exceeded or will exceed one percent of the average of our total assets at year end for the last two completed fiscal years; and

•	A director, executive officer, holder of more than five percent of our outstanding capital stock, or any member of such person’s immediate family had or will have a direct or indirect material interest, other than compensation, termination and change of control arrangements that are described under the section titled “Executive Compensation” in this Annual Report on Form 10-K.

Unless otherwise noted below, each of these transactions was approved pursuant to the Monster Related Person Transaction Policy.

Loans:

On June 7, 2017, GSB Holdings, Inc., a family owned company of David Clarke, the then CEO and Chairman of the Board, loaned Monster $100,000 further to a promissory note and issued 10,204 three-year warrants at an exercise price of $20.00 in lieu of interest. On June 23, 2017, Monster issued 17,241 shares of common stock at $5.80 per share in exchange for the promissory note. The issuance price was $0.50 greater than the closing price of our common stock on the issuance date.

In 2016, as approved by the Private Innovate Board, Private Innovate made a non-interest bearing loan to Jay Madan, its President, and his affiliates for $135,000. Mr. Madan repaid $60,000 of the borrowed amount in 2016 and the remaining $75,000 of the borrowed amount was repaid in February 2018.

Restricted Shares:

In March 2017, Monster issued 7,000 shares of restricted common stock to David Clarke, the then Chairman of the Board, at a purchase price of $15.00 per share pursuant to a Private Placement Memorandum. Monster issued 10,000 shares of restricted common stock to the then Chairman of the Board in November 2017, and 2,500 shares of restricted stock in January 2018.

In November 2017, Monster issued 185,042 shares of restricted common stock to Strategic Planning Assets, LTD, a Hong Kong company, at a purchase price of $6.50 pursuant to a stock purchase agreement dated September 12, 2017. The purchase agreement called for the invested funds to be used to settle a debt owed by Monster below the amount recorded in its financial records. The number of shares to be issued was calculated using the full amount of the debt and at a share price equal to the average closing price of our common stock during the ten-day period prior to the stockholder approval of the transaction as voted on November 9, 2017.

Consulting Agreements:

In May 2016, Monster entered into a 10-week consulting agreement with Jonathan Orban, who was then serving as one of Monster’s directors, which became effective on the effective date of its initial public offering. Further to the agreement, Monster agreed to pay Mr. Orban $250 per hour but no more than $10,000 per week. Monster also agreed to pay all of Mr. Orban’s expenses incurred in connection with the performance of his consulting duties in an amount not to exceed $20,000. This Agreement was terminated in October 2016, and in connection therewith Monster paid Mr. Orban the aggregate sum of $80,000.

In June 2016, Monster entered into a one-year consulting agreement with Jawahar Tandon, the former Chief Executive Officer. Further to the agreement, Monster issued Mr. Tandon 125,000 restricted shares of common stock. Monster also agreed to pay all of Mr. Tandon’s pre-approved reasonable expenses incurred in connection with the performance of his consulting duties.

The consulting arrangements described above were entered into prior to the adoption of the Monster Related Person Transaction Policy, but after presentation, consideration and approval by the Board of Monster.

Director and Officer Indemnification and Insurance:

Section 145 of the Delaware General Corporation Law authorizes a court to award, or a corporation’s board of directors to grant, indemnity to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities, including reimbursement for expenses incurred, arising under the Securities Act of 1933, as amended. Our amended and restated certificate of incorporation provides for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by the Delaware General Corporation Law, and our amended and restated bylaws provide for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by the Delaware General Corporation Law.

We have entered into indemnification agreements with our directors, whereby we have agreed to indemnify our directors to the fullest extent permitted by law, including indemnification against expenses and liabilities incurred in legal proceedings to which the director was, or is threatened to be made, a party by reason of the fact that such director is or was our director, provided that such director acted in good faith and in a manner that the director reasonably believed to be in, or not opposed to, the our best interest. At present, there is no pending litigation or proceeding involving any of our directors regarding which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

We maintain insurance policies that cover certain liabilities of our directors and officers arising out of claims based on actions or omissions that might be incurred by any director or officer in his capacity as such.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

CohnReznick LLP audited Monster’s consolidated financial statements for the years ended December 31, 2017 and 2016.

Audit Fees

Audit fees include fees for the audit of Monster’s annual consolidated financial statements, fees for the review of Monster’s interim consolidated financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. In 2016 this included reviews related to Monster’s Public Offering. The aggregate fees billed by CohnReznick LLP for the profession services rendered to Monster for the audit of Monster’s annual consolidated financial statements for the fiscal years 2017 and 2016, reviews of quarterly consolidated financial statements on Form 10-Q and Monster’s Form S-1 filings were $191,000 and $389,000, respectively.

Audit-Related Fees

There was no assurance or related fees for services by CohnReznick LLP in the fiscal years of 2017 and 2016.

Tax Fees

There were no fees for services for tax compliance, tax advice or tax planning by CohnReznick LLP in the fiscal years 2017 and 2016.

All Other Fees

There were no other fees for services by CohnReznick LLP in the fiscal years 2017 and 2016.

Determination of Auditor Independence

There were no non-audit services provided by CohnReznick LLP that would need to be considered in determining auditor independence.

Audit Committee’s Pre-Approval Policies

The Audit Committee pre-approves all services provided by our independent registered public accounting firm prior to the commencement of the engagement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(a)(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(a)(3)	Exhibits

EXHIBIT INDEX

			Filed	INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Herewith	FORM	File No.	ExhibIt	Filing Date

2.1	+	Agreement and Plan of Merger and Reorganization by and among Monster Digital, Inc., Merger Sub and Innovate Biopharmaceuticals Inc., dated July 3, 2017		8-K	001-37797	2.1	July 6, 2017

2.2		Amendment, dated January 3, 2018, to Agreement and Plan of Merger and Reorganization by and among Monster Digital, Inc., Merger Sub and Innovate Biopharmaceuticals Inc., dated July 3, 2017		8-K	001-37797	2.1	January 5, 2018

2.3		Form of Support Agreement, by and between Monster Digital, Inc. and certain directors, officers and stockholders of Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.)		8-K	001-37797	2.2	July 6, 2017

2.4		Form of Support Agreement, by and between Innovate Biopharmaceuticals Inc. and the directors and executive officers and certain stockholders of Monster Digital, Inc. (now IB Pharmaceuticals)		8-K	001-37797	2.3	July 6, 2017

3.1		Certificate of Incorporation of the Company, as amended	X

3.2		Amended and Restated Bylaws of the Company		8-K	001-37797	3.2	February 2, 2018

4.1		Form of Share Certificate	X

4.2		Form of Warrant		8-K	001-37797	4.1	February 2, 2018

4.3		Senior Note dated January 29, 2018		8-K	001-37797	4.2	February 2, 2018

4.4		Subscription Agreement dated January 29, 2018		8-K	001-37797	10.1	February 2, 2018

4.5		Form of Warrant Certificate		S-1	333-207938	4.2	June 24, 2016

4.6		Form of Warrant Agreement by and between Monster Digital, Inc. and Corporate Stock Transfer, Inc.		S-1	333-207938	4.3	June 24, 2016

4.7		Warrant dated August 18, 2015 held by Noel Lee		S-1	333-207938	10.10	November 10, 2015

4.8		Registration Rights Agreement dated November 10, 2016 by and between Monster Digital, Inc. and Gibralt Capital Corporation		10-K	001-37797	10.23	March 31, 2017

10.1	†	Sublicense Agreement, dated February 19, 2016, between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Alba Therapeutics Corporation	X

10.2	†	License Agreement, dated February 26, 2016, between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Alba Therapeutics Corporation	X

10.3	†	Asset Purchase Agreement, dated December 23, 2014, between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Repligen Corporation	X

10.4	†	Apaza License Agreement, dated April 19, 2013, between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Seachaid Pharmaceuticals, Inc., as amended	X

			Filed	INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Herewith	FORM	File No.	ExhibIt	Filing Date

10.5		Note Purchase Agreement dated January 29, 2018		8-K	001-37797	10.1	February 2, 2018

10.6	#	Form of Director Indemnification Agreement		8-K	001-37797	10.2	February 2, 2018

10.7	#	Monster Digital, Inc. 2012 Omnibus Incentive Plan		S-1	333-207938	10.1	November 10, 2015

10.8	#	Form of Option Agreement and Option Grant Notice under the 2012 Omnibus Incentive Plan		S-1	333-207938	10.2	November 10, 2015

10.9	#	Form of Restricted Stock Award Agreement and Notice of Grant of Restricted Stock Award under the 2012 Omnibus Incentive Plan		S-1	333-207938	10.3	November 10, 2015

10.10	#	Form of Restricted Stock Unit Award Agreement and Notice of Grant of Restricted Stock Unit Award under 2012 Omnibus Incentive Plan		S-1	333-207938	10.4	November 10, 2015

10.11	#	Innovate Biopharmaceuticals Inc. 2015 Stock Incentive Plan, as amended	X

10.12	#	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan	X

10.13	#	Form of Nonstatutory Stock Option Agreement under the 2015 Stock Incentive Plan	X

10.14	#	Form of Restricted Stock Purchase Agreement under the 2015 Stock Incentive Plan	X

10.15	#	Consulting Agreement, dated May 7, 2015, by and between the Company and David Clarke		S-1	333-207938	10.11	November 10, 2015

10.16	#	Executive Employment Agreement, dated June 6, 2016, by and between the Company and David Olert		S-1	333-207938	10.21	November 10, 2015

10.17	#	Separation Agreement and Release of Claims, dated January 26, 2018, by and between the Company and David Olert	X

10.18		Consulting Agreement, dated February 17, 2018, by and between the Company and David Olert	X

			Filed	INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Herewith	FORM	File No.	ExhibIt	Filing Date

10.19	#	Consulting Agreement, dated May 26, 2016, by and between the Company and Jonathan Orban		S-1	333-207938	10.22	November 10, 2015

10.20	#	Executive Employment Agreement, dated November 2, 2015, by and between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Christopher Prior, as amended	X

10.21	#	Executive Employment Agreement, dated October 28, 2015, by and between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Sandeep Laumas, as amended	X

10.22	#	Executive Employment Agreement, dated October 28, 2015, by and between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Jay Madan, as amended	X

10.23	#	Executive Employment Agreement, dated March 9, 2018, by and between the Company and June Almenoff	X

10.24	#	Non-Employee Director Compensation Policy	X

10.25	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Sandeep Laumas	X

10.26	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Christopher Prior	X

10.27	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Jay Madan	X

21.1		List of Subsidiaries	X

23.1		Consent of CohnReznick LLP	X

31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

		Filed	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Herewith	FORM	File No.	ExhibIt	Filing Date

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+

Pursuant to Regulation S-K Item 601(b)(2), certain schedules (or similar attachments) to this exhibit have not been filed herewith. A list of omitted schedules (or similar attachments) is included in the agreement. The Company agrees to furnish supplementally a copy of any such schedule (or similar attachment) to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment of omitted items.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2018	Innovate Biopharmaceuticals, Inc.

	By	/s/ Christopher Prior, Ph.D.
Name: Christopher Prior, Ph.D.
Title: Chief Executive Officer

Signature	Title	Date

/s/ Sandeep Laumas	Executive Chairman	March 13, 2018
Sandeep Laumas, M.D.

/s/ Christopher Prior	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2018
Christopher Prior, Ph.D.

/s/ Jay P. Madan	President, Chief Business Officer, Interim Principal Financial Officer, Interim Principal Accounting Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 13, 2018
Jay P. Madan

/s/ Lorin K. Johnson	Director	March 13, 2018
Lorin K. Johnson, Ph.D.

/s/ Anna Kazanchyan	Director	March 13, 2018
Anna Kazanchyan, M.D.

/s/ Anthony E. Maida III	Director	March 13, 2018
Anthony E. Maida III, Ph.D.

/s/ Roy Proujansky	Director	March 13, 2018
Roy Proujansky, M.D.

MONSTER DIGITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Innovate Biopharmaceuticals, Inc. (formerly known as Monster Digital, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monster Digital, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

On January 29, 2018, as described in Note 1 the Company spun-off principally all the assets of the Company and merged the remaining assets with IB Pharmaceuticals Inc. (formerly known as Innovate Biopharmaceuticals Inc.).

Substantial doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred net losses and negative cash flows from operating activities for the years ended December 31, 2017 and 2016 and has an accumulated deficit as of December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2014.

Roseland, New Jersey
March 12, 2018
F-3

MONSTER DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,
	2017	2016
ASSETS
Current assets
Cash	$426	$1,453
Accounts receivable, net of allowances of $271 and $253, respectively	90	856
Inventories	101	1,105
Prepaid expenses and other	46	619
Total current assets	663	4,033
Trademark	—	2,417
Deposits and other assets	14	14
Total assets	$677	$6,464
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$441	$268
Accrued expenses	692	1,786
Customer refund	125	1,840
Due to related parties	33	44
Notes payable, net	1,359	38
Total current liabilities	2,650	3,976
Commitments and contingencies
Shareholders’ equity (deficit)
Preferred stock; 10,000,000 shares authorized — none issued	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 1,436,360 and 778,501 shares issued and outstanding, respectively	1	1
Additional paid-in capital	38,039	34,575
Accumulated deficit	(40,013)	(32,088)
Total shareholders’ equity (deficit)	(1,973)	2,488
Total liabilities and shareholders’ equity (deficit)	$677	$6,464

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016
Net sales	$1,883	$4,065
Cost of goods sold	1,947	3,329
Gross profit (loss)	(64)	736
Operating expenses
Research and development	190	270
Selling and marketing	1,428	2,425
General and administrative	4,984	3,984
Trademark impairment	2,286	—
Total operating expenses	8,888	6,679
Operating loss	(8,952)	(5,943)
Other expenses (income)
Interest and finance expense	93	825
Gain of settlement of customer refund	(920)	—
Gain on extinguishment of debt	(200)	—
Gain on debt conversion	—	(557)
Total other expenses (income)	(1,027)	268
Loss before income taxes	(7,925)	(6,211)
Provision for income taxes	—	2
Net loss	$(7,925)	$(6,213)
Warrant tender offer inducement charge	896	—
Net loss attributable to common shareholders	$(8,821)	$(6,213)

Loss per share
Basic and diluted	$(9.36)	$(11.26)
Number of shares used in computation
Basic and diluted	942	552

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

 (Dollars in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2015	370,287	$—	—	$—	$20,181	$(25,875)	$(5,694)
Issuance of preferred stock	—	—	280,243	—	2,393	—	2,393
Conversion of preferred to common stock	75,680	—	(280,243)	—	—	—	—
Exchange of debt for equity	78,224	—	—	—	3,520	—	3,520
Issuance of common stock and warrants in IPO, net of issuance costs	202,500	1	—	—	6,842	—	6,843
Issuance of restricted shares of common stock	3,325	—	—	—	—	—	—
Issuance of restricted shares of common stock, net of issuance costs	48,485	—	—	—	673	—	673
Amortization of non-cash stock-based compensation	—	—	—	—	966	—	966
Net loss	—	—	—	—	—	(6,213)	(6,213)
Balance December 31, 2016	778,501	1	—	—	34,575	(32,088)	2,488
Issuance of common stock, net of issuance costs	51,696	—	—	—	419	—	419
Issuance of common stock pursuant to stock option plan	103,061	—	—	—	—	—	—
Issuance of common stock pursuant to consulting arrangements	8,250	—	—	—	—	—	—
Warrants issued in connection with convertible notes	—	—	—	—	44	—	44
Issuance of common stock in connection with warrants exercise net of issuance costs	292,569	—	—	—	1,190	—	1,190
Conversion of related party debt into equity	17,241	—	—	—	100	—	100
Issuance of common stock pursuant to debt payment agreement	185,042	—	—	—	600	—	600
Amortization of non-cash stock-based compensation	—	—	—	—	1,111	—	1,111
Net loss	—	—	—	—	—	(7,925)	(7,925)
Balance December 31, 2017	1,436,360	$1	—	$—	$38,039	$(40,013)	$(1,973)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(7,925)	$(6,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	1,111	966
Amortization of deferred debt issuance costs and debt discount	10	740
Amortization of trademark	131	131
Trademark impairment	2,286	—
Gain on settlement of customer refund	(920)	—
Gain on extinguishment of debt	(200)	—
Gain on debt conversion	—	(557)
Provision for doubtful accounts	20	153
Changes in operating assets and liabilities:
Accounts receivable	746	(365)
Inventories	1,004	(472)
Prepaid expenses and other	573	(478)
Accounts payable	173	(753)
Accrued expenses	(805)	(1,569)
Customer refund	(195)	(10)
Due to related party	(11)	—
Net cash used in operating activities	(4,002)	(8,427)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	2,393
Proceeds from issuance of common stock, net	419	673
Issuance of common stock in connection with warrants exercise	1,190	—
Proceeds from the issuance of convertible notes	1,346	—
Debt discount	(80)	—
Proceeds from issuance of IPO common stock and warrants	—	8,151
Prepaid IPO Costs	—	(689)
Proceeds from short-term loan – related party	100	—
Proceeds from issuance of bridge financing	—	406
Payments on bridge financing	—	(462)
Proceeds from credit facility	168	641
Payments on credit facility	(168)	(845)
Payments on trademark note payable	—	(450)
Deferred financing costs	—	(57)
Net cash provided by financing activities	2,975	9,761
Net increase (decrease) in cash	(1,027)	1,334
Cash, beginning of the year	1,453	119
Cash, end of the year	$426	$1,453
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$6	$59
Income taxes	$—	$2
Non-cash investing and financing activities:
Conversion of related party debt into equity	$100	$—
Warrants issued in connection with notes payable	$44	$—
Exchange of debt for equity	$600	$—
Reclassification of deferred IPO costs	$—	$619
Exchange of debt for equity upon IPO	$—	$3,520

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Monster Digital, Inc. (“MDI”), a Delaware corporation (formed in November 2010), and its subsidiary, SDJ Technologies, Inc. (“SDJ”) (collectively referred to as the “Company”), is an importer of high-end memory storage products, flash memory and action sports cameras marketed and sold under the Monster Digital brand name acquired under a long-term licensing agreement with Monster, Inc. The Company sources its products from China, Taiwan and Hong Kong. In preparation for the reverse merger (the “Merger”), as discussed below, in September 2017, MDI incorporated MD Holding Co. Inc. (“MDH”), a Delaware corporation, to be the parent company in the Spin Off that is also discussed below. In January 2018 the name of MD Holding Co. Inc. was changed to NLM Holding Co., Inc. (“NLM”).

Public Offering: The Company closed its initial public offering (the “Offering”) on July 13, 2016 and its common stock and warrants were listed on the Nasdaq Capital Market under the symbols “MSDI” and “MSDIW”, respectively. The Offering generated gross proceeds of $9,132,750 on the sale of 202,500 common shares at $45.00 per share and 202,500 warrants at $0.10 per warrant.

The Merger: On July 3, 2017, the Company entered into an Agreement and Plan of Merger with Innovate Biopharmaceuticals Inc. (“Innovate”). Under the terms of the Merger Agreement, on January 29, 2018, the Company merged with Innovate with Innovate surviving the Merger and becoming a wholly-owned subsidiary of the Company. Subject to the terms of the Merger Agreement, Innovate stockholders received a number of newly issued shares of the Company’s common stock determined using an exchange ratio as defined in the Merger Agreement. The exchange ratio was based on a pre-transaction valuation of $60 million for Innovate’s business and $6 million for the Company’s business. As a result, current stockholders of the Company collectively own approximately 9% and Innovate stockholders collectively own approximately 91% of the combined company on a pro-forma basis, subject to adjustment based on the Company’s net cash balance and the relative capitalization of the two companies at closing, as described more fully in the Merger Agreement. Following the Merger, on January 29, 2018, stockholders of Innovate became the majority owners of the Company.

On September 27, 2017, Monster Digital, Inc. transferred all of its businesses and assets, including all shares of SDJ Technologies, Inc., and those liabilities of the Company not assumed by Innovate pursuant to the Merger to NLM. The shares of NLM were spun off pro rata to holders of the Company’s common stock immediately prior to the Merger (the “Spin Off”).

The Company filed a definitive proxy statement with the Securities and Exchange Commission on October 12, 2017 in order to obtain the required stockholder approval for the Merger and the Spin Off referenced above, as well as other related matters, and such approval was obtained and the Merger and Spin Off occurred on January 29, 2018.

Immediately prior to the effective time of the Merger, the Company effected a reverse stock split at a ratio of one new share for every ten shares of its common stock outstanding. Under the terms of the Merger Agreement, the Company issued shares of its common stock to Innovate’s stockholders at an exchange ratio of 0.37813802 of a share of common stock (post reverse stock split) in exchange for each share of Innovate common stock outstanding at the time of the Merger. Innovate assumed $1.0 million of the Company’s liabilities. Immediately following the Merger, MDI’s corporate name was changed to “Innovate Biopharmaceuticals, Inc.”

Reverse Stock Split: Immediately preceding the Merger, Monster Digital shares of common stock were subject to a one-for ten reverse stock split. All share and per share information in these consolidated financial statements, except for par value and authorized shares, have been amended to reflect the reverse stock split.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Basis of Presentation:  The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements do not give effect to the completion of the Merger or Spin Off.

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

Accounts Receivable:  Accounts receivable are carried at original invoice amount less allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past the customer’s granted terms. The Company does not charge interest on past due balances or require collateral on its accounts receivable. As of December 31, 2017, and 2016, the allowance for doubtful accounts is approximately $271,000 and $253,000, respectively.

Inventories:  Inventories are stated at the lower of cost or net realizable value, with cost being determined on the weighted average cost method of accounting. The Company purchases finished goods and materials to assemble kits in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand, and fluctuations in market values can limit the Company’s ability to effectively utilize all products purchased and can result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company’s policy is to closely monitor inventory levels, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of its inventory to its market value. As of December 31, 2017, and 2016, inventory on hand was comprised primarily of finished goods ready for sale.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

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

The carrying amounts for other financial instruments, which include cash, accounts receivable, accounts payable, notes payable and line of credit, approximate fair value based upon their short-term nature and maturity.

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

Revenue is reduced by reserves for price protection, sales returns, allowances and rebates. The Company’s reserve estimates are based upon historical data as well as projections of sales, customer inventories, market conditions and current contractual sales terms. The Company’s total sales related reserves were $40,000 at December 31, 2017. If the Company reduces the list price of its products, certain customers may receive a credit from the Company (i.e. price protection). The Company estimates the impact of such pricing changes on a regular basis and adjusts its allowances accordingly. Amounts charged to operations for price protection are calculated based on actual price changes on individual products and customer inventory levels. The reserve is then reduced by actual credits given to these customers at the time the credits are issued. The Company calculates the allowance for doubtful accounts and provision for sales returns and rebates based on management’s estimate of the amount expected to be uncollectible or returned on specific accounts. The Company provides for future returns, price protection and rebates at the time the products are sold. The Company calculates an estimate of future returns of product by analyzing units shipped, units returned and point of sale data to ascertain consumer purchases and inventory remaining with retail to establish anticipated returns. Price protection is calculated on a product by product basis. The objective of price protection is to mitigate returns by providing retailers with credits to ensure maximum consumer sales. Price protection is granted to retailers after they have presented the Company an affidavit of existing inventory. The Company also offers market development credits to certain of its customers. These credits are also charged against revenue.

Shipping and Handling Costs:  Historically, the Company has not charged its customers for shipping and handling costs, which are a component of marketing and selling expenses. These costs totaled approximately $87,000 in 2017 and $137,000 in 2016.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. As of December 31, 2017, and 2016, there are no known uncertain tax positions.

The Company policy is to classify the liability for unrecognized tax benefits as current to the extent that it is more likely than not to be realized upon settlement and to the extent that the Company anticipates payment (or receipt) of cash within one year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the tax provision.

Product Warranty:  The Company’s memory products are sold under various limited warranty arrangements ranging from three years to five years on solid state drives, one year on camera products and a limited lifetime warranty on all other products. Company policy is to establish reserves for estimated product warranty costs in the period when the related revenue is recognized. The Company has the right to return defective products to the manufacturer. As of December 31, 2017, and 2016, the Company has established a warranty reserve of $40,000 and $118,000, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets.

Research and Development:  The Company incurs costs to improve the appeal and functionality of its products. Research and development costs are charged to expense when incurred.

Earnings (Loss) per Share:  Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated similarly but includes potential dilution from the exercise of common stock options, warrants and conversion of debt to equity, except when the effect would be anti-dilutive. Earnings (loss) per share is computed using the “treasury stock method” and the “if converted method”. For 2017, outstanding warrants to acquire 154,416 shares of common stock (99,916 issued further to the Offering, 50,500 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering and 4,000 other warrants), 1,683 stock options, and $1,384,500 in convertible notes payable have been excluded from the computation of diluted loss per share because their effect was anti-dilutive. For 2016, outstanding warrants to acquire 415,991 shares of common stock (202,500 issued further to the Offering, 140,501 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering and 72,990 other warrants), 10,108 stock options, and $38,000 in convertible notes payable have been excluded from the computation of diluted loss per share because their effect was anti-dilutive.

Recently Issued Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective in the first quarter of 2018 and requires either a retrospective or a modified retrospective approach to adoption. In anticipation of the Merger, the Company has not yet selected a transition method or evaluated the effect that that updated standard would have.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The standard is effective for the Company prospectively beginning January 1, 2017. The adoption of this standard has not had a material impact to the Company.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which includes amendments that require deferred tax liabilities and assets be classified as non-current in a classified statement of financial position.  The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Earlier application is permitted as of the beginning of an interim or annual reporting period.  The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 was effective for the Company in the first quarter of 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

NOTE 2 — GOING CONCERN

As of December 31, 2017, the Company has incurred cumulative net losses from its inception of approximately $40 million and has incurred a loss in 2017 of approximately $8 million. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — DEBT FINANCING

Credit Facility

In June 2015, the Company secured an accounts receivable financing facility with Bay View Funding. The contract provides for maximum funding of $4 million and a factoring fee of 1.35% for the first 30 days and .45% for each 10-day period thereafter that the financed receivable remains outstanding. Upon the execution of this contract, the balance owed under a prior credit facility was repaid and the contract was terminated. There was no balance outstanding under this Facility as of December 31, 2017 and 2016 and the facility was not renewed at December 31, 2017.

Convertible Debt Financing

On July 24, 2017, the Company entered into a Private Placement Engagement Agreement with WestPark Capital, Inc. for the purpose of raising up to $1,150,000 in convertible debt. An aggregate of $540,000 in convertible debt raised in June and July 2017 prior to the consummation of the WestPark Capital, Inc. agreement are under the same terms. The Promissory Notes bear interest at 15% and are convertible to common stock concurrent with a potential merger (see Note 1) at the lesser of $7.50 per share or 75% of the average market value of the Company’s common stock for the five days preceding the consummation of such merger. Otherwise, the Notes become due March 31, 2019. For every $2.50 in note principal purchased, investors receive one warrant, exercisable for five years, to purchase shares of common stock at $20.00. The Company raised $1,346,500 pursuant to this agreement and, as of December 31, 2017, a total of $1,346,500 in principal of the convertible Notes remains outstanding. Concurrent with the Merger the Notes converted to common stock at $4.40 per share. As of December 31, 2017, and 2016, a total of $38,000 in principal of convertible Notes payable that matured in the second quarter of 2015 remains outstanding.

Promissory Notes

From October 2015 through March 7, 2016, the Company issued promissory notes; the notes were due and payable at the earlier of one year from the date of issuance or the closing date of the Company’s initial public offering, bear an interest rate of 15% that was accrued upon issuance, irrespective of whether the promissory note was outstanding for part or full term until maturity, and had a loan origination fee of $.225 for each dollar loaned. The loan origination fee associated with the notes as of December 31, 2015 was $756,000 and was recorded as accrued interest and debt discount to the notes payable and is being amortized over the life of the notes. Debt discount amortized as interest expense in the year ended December 31, 2016 was approximately $389,000. All principal, fees and interest were payable on the due date. In July 2016, the Company completed the Offering whereby 90% of the outstanding promissory notes totaling $3,024,000 were converted to 67,200 shares of common stock and 67,200 warrants at the offering price of $45.00 per share. The 15% accrued interest and the 22.5% origination fee were waived as part of the conversion. The remaining, unconverted $336,000 of promissory notes were paid out of the proceeds of the Offering along with the accrued interest and origination fee attributable to those notes.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — DEBT FINANCING – (continued)

Notes payable consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Note payable, convertible debt	$38	$38
Promissory notes payable, net of $35 debt discount and debt issuance cost of $75	1,321	—
Total	$1,359	$38

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Royalties	$180	$125
Reserve for charges against sales	40	334
Accrued purchase orders	—	158
Deferred gain	—	445
Others	472	724
Total	$692	$1,786

NOTE 5 —  STOCKHOLDERS’ EQUITY

Common Stock Purchase Warrants:   In 2016, the Company issued warrants to acquire 375,510 shares of common stock, 202,500 issued further to the Offering and 140,501 issued in connection with the conversion of preferred stock and bridge loans upon closing of the Offering. In March and April 2016, the Company issued 17,100 warrants to purchase shares of common stock at $20.00 per share in connection with the issuance of restricted stock. In May 2017, 3,939 warrants to purchase common stock at $0.052 were exercised, in a cashless exercise, in exchange for the net equivalent shares of common stock. In June 2016, 10,204 warrants to purchase shares of common stock at $20.00 per share were issued in connection with the conversion of debt to equity. From July to August 2017, 53,860 warrants to purchase shares of common stock at $20.00 per share were issued in connection with the issuance of convertible promissory notes.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 —  STOCKHOLDERS’ EQUITY – (continued)

The Company filed Tender Offer Statements with the Securities and Exchange Commission on October 13, 2017, offering the Company’s warrant holders the opportunity to purchase one share of common stock for each warrant held at a price of $4.50. The Company filed a definitive Proxy Statement with the Securities and Exchange Commission on October 12, 2017 to obtain shareholder approval for the Tender Offer and such approval was obtained. In November 2017 warrant holders exercised 288,750 warrants and the Company received net proceeds of approximately $1,190,000 after commission and fees. The Company considers the warrant amendment to be of an equity nature as the amendment allowed the warrant holder to exercise a warrant and receive a common share which represents an equity for equity exchange. Therefore, the change in the fair value before and after the modification of approximately $896,000 will be treated as a change in additional paid-in capital (APIC) as an inducement charge. The cash received upon exercise in excess of par is also accounted through APIC. As of December 31, 2017, and 2016 warrants to purchase 154,416 and 399,101 shares of common stock, respectively, were outstanding. Unexercised warrants expire from 2021 to 2022.

Restricted Shares:  In August 2016, the Company authorized the issuance of 4,000 shares of restricted common stock pursuant to a services agreement with an investment relations firm and recognized $7,000 and $28,000 of compensation expense related to restricted shares in 2017. In addition, the Company authorized the issuance of 12,500 shares of restricted common stock to Jawahar Tandon pursuant to a consulting agreement and recognized the full $563,000 of compensation expense related to the restricted shares during the year ended December 31, 2016.

In November 2016, the Company entered into a securities purchase agreement providing for the issuance and sale to an investor of 33,333 shares of the Company’s common stock. The shares issued in this private placement were sold at a purchase price per share of $15.00, for aggregate gross proceeds to the Company of approximately $500,000 and aggregate net proceeds to the Company, after deducting for placement agent fees and expenses, of approximately $446,000. The investor was issued an additional 8,000 shares in May 2017 in a non-cash transaction. The additional share issuance was intended to adjust the aggregate shares awarded to the investor in relation to future investment rounds that were transacted at $11.50 per share. Under the same private placement memorandum, the Company issued 15,151 shares of restricted common stock to its Chairman of the Board at a purchase price of $16.50 per share for gross proceeds of $250,000 and net proceeds of approximately $226,000.

In March 2017, the Company issued 22,600 shares of common stock at $15.00 per share in a private offering for aggregate gross proceeds of $339,000 and net proceeds, after deducting for commission and placement agent fees and expenses, of approximately $307,000. These shareholders were issued an additional 4,748 shares in July 2017 in a non-cash transaction to adjust the aggregate shares awarded to those investors in relation to a future investment round at $11.50. In April 2017, the Company issued an additional 11,600 shares at $11.50 for aggregate gross proceeds of $133,400 and net proceeds, after deducting for commission, of approximately $112,000.

On June 23, 2017, the Company issued 17,241 shares of common stock at $5.80 per share in exchange for a $100,000 promissory note dated June 7, 2017 due to GSB Holdings, Inc., a family owned company of David Clarke, who at the time was the Company’s CEO and Chairman of the Board. The issuance price was $0.50 greater than the closing price of the Company’s common stock on the issuance date.

During the second quarter of 2017, the Company issued 8,750 fully vested shares of restricted common stock and recognized $56,150 of non-cash, stock-based compensation at the time of issuance. The Company issued 1,500 of the 8,750 shares for product marketing, 1,250 shares pursuant to an employee severance agreement, 2,500 additional shares to its investor relations firm and 3,500 shares as compensation for the activities of a special committee of its Board.

Also, during the second quarter of 2017, the Company issued 9,500 shares of restricted common stock to certain employees. The Company recognized $22,000 of non-cash, stock-based compensation in 2017. Another $45,000 of stock-based compensation remains to be amortized over 16 months.

During the third quarter of 2017, the Company issued 3,000 shares of restricted common stock to the three independent members of its Board, recognizing $33,000 of non-cash, stock-based compensation in 2017 with no remaining amount to be amortized.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 —  STOCKHOLDERS’ EQUITY – (continued)

During the fourth quarter of 2017, the Company issued 7,000 shares of restricted common stock to three officers and one board member and issued 10,000 shares of restricted common stock to its Chairman and CEO, recognizing $76,188 of non-cash, stock-based compensation in 2017. Another $41,113 of stock-based compensation remains to be amortized over 22 months.

Preferred Stock: In March 2016, the Company issued a confidential Private Placement Memorandum (“PPM”) for a maximum of 3,000,000 shares of Series A Convertible Preferred Stock, with a purchase price of $1.00 per share and convertible into one share of the Company’s common stock and having an 8%, noncumulative dividend. Pursuant to the PPM, as of June 30, 2016, 2,802,430 shares of Series A Preferred Stock were subscribed for net proceeds of approximately $2.4 million. In July 2016, the Company completed the Offering in which all shares of Series A Preferred Stock was converted into 62,276 shares of common stock and 62,276 warrants at the public offering price of $45.00 per share and the issuance of 13,404 shares of common stock further to the conversion.

NOTE 6 — STOCK OPTIONS

In 2012, the Company’s Board of Directors approved the 2012 Omnibus Incentive Plan (the “Plan”) which allows for the granting of stock options, stock appreciation rights, awards of restricted stock and restricted stock units, stock bonuses and other cash and stock-based performance awards. A total of 97,035 shares of common stock have been approved and reserved for issuance under the Plan, which includes a 60,000 share increase approved by the Company’s stockholders in May 2016. No options were granted in 2017, and during the same period, 4,610 options were forfeited for employees who were no longer with the Company and were returned to the pool of available options. There were 4,505 and 77,895 options available for grant at December 31, 2017 and 2016, respectively.

On the effective date of the Offering, 11,133 shares of restricted stock were granted to four executives of the Company. In January 2017, an additional 3,000 shares were granted to two of the same executives. Subsequent to the granting of the restricted stock, 10,133 shares were forfeited and returned to the option pool. Also concurrently with the Offering, 1,000 shares of restricted stock were granted to each of the Company’s four outside directors. In January 2017, an additional 500 shares were granted to three of the directors. Since 4,500 of these shares were issued during the quarter fully vested, the Company recognized $29,000 of stock-based compensation at grant. Also in January 2017, 17,500 shares of restricted stock were issued to the Company’s CEO fully vested and the Company recognized $266,000 of stock-based compensation at the time of the grant.

Also granted on the effective date of the Offering were previously approved options to acquire 8,650 common shares at an exercise price per share of $45.00 to four executives of the Company. Subsequent to the granting of the stock options, 6,967 options were forfeited and returned to the option pool.

In August 2016, pursuant to a services agreement and outside of the Plan, the Company granted options to acquire 3,814 shares of common stock to an investor relations firm.

The Company follows the provisions of ASC Topic 718, Compensations – Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is generally recognized as an expense over the requisite service period.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — STOCK OPTIONS – (continued)

In 2016, the following stock option grants were made:

Option Date	Options Granted	Exercise Price	Estimated Fair Value of Underlying Stock	Intrinsic Value
August 2016	600	$50.00	$30.00	None
August 2016	723	$70.00	$30.00	None
August 2016	999	$90.00	$30.00	None
August 2016	1,492	$110.00	$30.00	None

The Company utilizes the Black-Scholes valuation method to value stock options and recognizes compensation expense over the vesting period. The expected life represents the period that the Company’s stock-based compensation awards are expected to be outstanding. The Company uses a simplified method provided in Securities and Exchange Commission Staff Accounting Bulletin No. 110 which averages an award’s weighted average vesting period and contractual term for “plain vanilla” share options. The expected volatility was estimated by analyzing the historic volatility of similar public companies. No dividend payouts were assumed as the Company has not historically paid, and is not anticipating to pay, dividends in the foreseeable future. The risk-free rate of return reflects the weighted average interest rate offered for U.S. treasury rates over the expected life of the options.

A summary of significant assumptions used to estimate the fair value of the stock options granted in 2016 is as follows:

Weighted average fair value of options granted	$17.00
Expected term (years)	6.0 to 10.0
Risk-free interest rate	1.21% to 1.51%
Volatility	45.4%
Dividend yield	None

A summary of option activity for the Plan as of December 31, 2017 is represented as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding January 1, 2016	7,104	297.10	9.50	$—
Granted	12,464	297.10	9.83	—
Forfeited	(13,275)	—	—	—
Options outstanding December 31, 2016	6,293	$45.00	9.50	—
Granted	—	—	—	—
Forfeited	(4,610)	—	—	—
Outstanding at December 31, 2017	1,683	$45.00	8.50	$—

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — STOCK OPTIONS – (continued)

The following table summarizes restricted share activity for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding January 1, 2017	12,847	$38.70
Granted	119,410	11.50
Vested	(65,257)	12.00
Forfeited	(7,000)	30.60
Outstanding at December 31, 2017	60,000	$13.80

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — STOCK OPTIONS – (continued)

The Company recorded non-cash stock-based compensation related to stock options and restricted stock of $1,111,000 during the year ended December 31, 2017. The Company recorded non-cash stock-based compensation of $966,000 during the year ended December 31, 2016.

As of December 31, 2017, the total compensation expense related to unvested options and restricted stock not yet recognized totaled approximately $238,000. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options and restricted stock not yet recognized at December 31, 2017 was approximately 7 months.

NOTE 7 — RELATED PARTY TRANSACTIONS

Borrowings: From time to time, the Company has received short-term, non-interest bearing loans from Tandon Enterprises, Inc. for the purpose of funding temporary working capital needs. For the year ended December 31, 2016, the Company borrowed $24,000, net of repayments. The $346,100 owed to Tandon Enterprises at June 30, 2016 was converted into 7,691 shares of common stock and warrants at the effective date of the Offering.

On June 7, 2017, GSB Holdings, Inc., a family owned company of David Clarke, the Company’s then CEO and Chairman of the Board, loaned the Company $100,000 further to a promissory note and issued 10,204 three-year warrants at an exercise price of $20.00 in lieu of interest. On June 23, 2017, the Company issued 17,241 shares of common stock at $5.80 per share in exchange for the promissory note. The issuance price was $0.50 greater than the closing price of the Company’s common stock on the issuance date.

Restricted Shares: In November 2016, the Company issued 15,152 shares of restricted common stock to its Chairman of the Board at a purchase price of $16.50 per share in a private placement transaction.

In March 2017, the Company issued 7,000 shares of restricted common stock to its Chairman of the Board at a purchase price of $15.00 per share in a private placement transaction. The Company issued 10,000 shares of restricted common stock to its Chairman of the Board in November 2017 and 2,500 shares of restricted stock in January 2018.

NOTE 8 — INCOME TAXES

The income tax provision for the years ended December 31, 2017 and 2016 was $0 and $2,000, respectively.  The 2016 tax provision consists of state income taxes paid or currently payable.  The deferred tax asset as of December 31, 2017 and 2016 is comprised of the following (dollars in thousands):

	2017	2016
Deferred tax assets
Net operating losses	$9,525	$11,473
Accrued warranty	12	50
Other accrued expenses	948	484
Total deferred tax assets	10,485	12,007
Valuation allowance	(10,485)	(12,007)
Net deferred tax asset	$—	$—

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INCOME TAXES – (continued)

The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 31, 2017, the state and federal net operating loss carryforwards are approximately $34,258,000 and $34,230,000, respectively. Due to the uncertainty surrounding the realization of these deferred tax assets, the Company has recorded a 100% valuation allowance. Net operating loss carryforwards expire between the years 2029 and 2036. Tax years ended December 31, 2017, 2016, 2015, 2014 and 2013 are open and subject to audit. The Company’s net operating losses are subject to examination until those net operating losses are utilized and those tax years are closed.

The reconciliation of the U.S. statutory rate with the Company’s effective test rate is summarized as follows:

	2017	2016
	% of pre-tax Earnings	% of pre-tax Earnings
Federal tax	(34.0)%	(34.0)%
State tax, net	(7.9)	(4.9)
Change in federal tax rate	56.1	—
Change in valuation allowance	(19.2)	33.3
Miscellaneous	5.0	5.6
	0.0%	0.0%

Management is not aware of any uncertain tax positions and does not expect the total amount of recognized tax benefits to change significantly in the next twelve months.

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TJCA makes broad changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; (4) creating the base erosion and anti-abuse tax, a new minimum tax; (5) limitation on the deductibility of certain executive compensation; (6) enhancing the option to claim accelerated depreciation deductions on qualified property, and (7) changing the rules related to uses and limitations of NOLs in tax years beginning after December 31, 2017.

The TCJA reduces the corporate tax rate to 21%, effective January 1, 2018. The accounting for this portion of the TCJA has caused a reduction to the net deferred tax assets before valuation allowance of $4.4 million for the year ended December 31, 2017. However, as discussed above, the Company maintains a full valuation allowance against its deferred tax assets. As a result, the $4.4 million reduction to the Company’s deferred tax assets is offset by a corresponding $4.4 million reduction in the Company’s valuation allowance, resulting in no net impact to the Company’s tax provision.

NOTE 9 — CUSTOMER AND VENDOR CONCENTRATIONS

Customers:

Approximately 17%, 12%, 12% and 11% of the Company’s gross sales were made to four customers for the year ended December 31, 2017. At December 31, 2017, the amount included in outstanding accounts receivable related to these four customers was approximately $189,000.

Approximately 34%, 8%, and 7% of the Company’s gross sales were made to three customers for the year ended December 31, 2016. At December 31, 2016, the amount included in outstanding accounts receivable related to these three customers was approximately $433,000.

Vendors:

Approximately 47% of the Company’s purchases were provided by one vendor for the year ended December 31, 2017. At December 31, 2017, there were no amounts payable related to this vendor.

Approximately 31% of the Company’s purchases were provided by one vendor for the year ended December 31, 2016. At December 31, 2016, the amount in accounts payable related to this vendor was $6,000.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MONSTER DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES – (continued)

For the years ended December 31, 2017 and 2016, royalty expense amounted to approximately $180,000 and $371,000, respectively, which is included as a component of selling and marketing expenses in the accompanying consolidated statements of operations (see also Note 4). The Company reached a settlement related to royalty payments in December 2017 and owes a total of $180,000 at December 31, 2017 which was paid in January 2018. Pursuant to the settlement, the license agreement with Monster was terminated effective December 28, 2017. The Company recognized a gain of approximately $200,000 recorded as gain on extinguishment of debt. Further, the Company recorded a $2,286,000 impairment charge representing the net carrying amount of the trademark on the termination date.

Operating Leases

The Company occupied executive offices in Simi Valley, CA pursuant to a lease through January 31, 2018. Effective as of March 31, 2017, the Company terminated the lease by mutually accepted and favorable terms with the lessor. Effective April 1, 2017, the Company entered into a one-year lease for warehouse space in Ontario, CA. In January 2018 the Company was granted a lease termination with a return of deposit.

Customer payment agreements

In July 2015, the Company entered into an agreement with a customer under which the Company will pay the customer a total of $835,000 owed to the customer for promotional and other credits related to sales that occurred in 2014. The credits were accrued as contra-sales in 2014. Under the terms of the agreement, there is no interest and the Company was required to make 12 monthly payments of $65,000 beginning in August 2015, and one final payment of $65,000 in August 2016. There is a balance owed of $57,000 at December 31, 2017, such balance attributed to the Spin Off.

In January 2017, the Company entered into an agreement with a customer under which the Company settled an amount due of $1.84 million for $1.5 million, recording a $341,000 deferred gain and recognizing a current period gain of $68,000. The settlement included an initial payment of $250,000 with the remaining balance to be paid in monthly installments through December 2018. The Company and the customer entered into an addendum to the agreement in September 2017 whereby the customer agreed to accept a one-time payment of $600,000. The funds for this payment are from an investor who was offered shares of common stock below market and, as such, were held in escrow pending stockholder approval as one of the proposals in the Company’s proxy statement. The Company obtained the necessary stockholder approval and the obligation is paid in full as of December 31, 2017. The Company recognized a total gain during the year ended December 31, 2017 of approximately $920,000 on settlement of the customer refund.

Legal matters

The Company is subject to certain legal proceedings and claims arising in connection with the normal course of its business.

On February 16, 2016, the Company received a letter from GoPro, Inc., or GoPro, alleging that the Company infringes on at least five U.S. patents held by GoPro, and requesting that confirm in writing that the Company will permanently cease the sale and distribution of its Villain camera, along with any camera accessories, including the waterproof camera case and standard housing. The five patents specifically identified by GoPro in the letter were U.S. Patent No. D710,921: camera housing design, U.S. Patent No. D702,747: camera housing design, U.S. Patent No. D740,875: camera housing design, U.S. Patent No. D737,879: camera design and U.S. Patent No. 721,935: camera design. Based upon the Company’s preliminary review of these patents, the Company believes it has some defenses to GoPro’s allegations, although there can be no assurance that the Company would be successful in defending against these allegations or reaching a business resolution that is satisfactory to the Company. In addition, the Company began marketing and selling the camera under the name “Monster Vision” and phasing out the Villain” name. The Company had no correspondence from GoPro after the Company instituted the name change. The Company has subsequently discontinued new sales of action sports cameras.

MONSTER DIGITAL, INC. AND SUBSIDIARIES

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

On September 15, 2017, a putative class action complaint (the “ Class Complaint”) was filed in the United States District Court for the Central District of California against the Company, David H. Clarke, the Company’s then Chief Executive Officer and then a member of the Company’s Board of Directors (“Clarke”), Jonathan Clark (“Clark”), the Company’s then Interim President and then a member of the Company’s Board of Directors, Robert Machinist (“Machinist”), then a member of the Registrant’s Board of Directors, Christopher Miner (“Miner”), then a member of the Company’s Board of Directors and Steven Barre (“Barre”), then a member of the Company’s Board of Directors (Messrs. Clarke, Clark, Machinist, Miner and Barre are hereinafter referred to as the “Individual Defendants”).

The Class Complaint sought class status on behalf of all of the Company’s public stockholders and alleged violations by the Company and the Individual Defendants of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder, and secondary control person liability against the Individual Defendants under Section 20(a) of the Exchange Act primarily related to the Merger. The Class Complaint sought to enjoin the Company and the Individual Defendants from proceeding with an anticipated stockholder vote on the Merger or consummating the Merger, unless and until the Company disclosed certain alleged material information which the Class Complaint alleges has been omitted from the Company’s proxy statement or in the event the Merger was consummated, to recover an unspecified amount of damages resulting from the Individual Defendants’ alleged violations Sections 14(a) and 20(a) of the Exchange Act.

The Class Complaint was withdrawn in November 2017.

