Form 10-Q
period 2018-03-31
INNOVATE BIOPHARMACEUTICALS, INC.
filed 2018-05-15
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2018, the registrant had 25,695,602 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2018	2017

Assets

Current Assets:
Cash and cash equivalents	$12,976,711	$355,563
Prepaid expenses	250,761	161,844
Deferred offering costs	-	159,795
Due from related party	-	75,000

Total current assets	13,227,472	752,202

Property and equipment, net	51,962	40,707
Other assets	5,580	5,580

Total assets	$13,285,014	$798,489

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$2,024,964	$2,658,637
Accrued expenses	5,928	1,180,225
Note payable, net of debt discount	3,407,866	-
Convertible promissory notes, net	-	8,329,045
Convertible promissory notes, related party, net	-	244,816
Accrued interest	-	560,380

Total current liabilities	5,438,758	12,973,103

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit)

Common stock* - $0.0001 par value, 350,000,000 and 250,000,000 shares authorized; 25,691,580 and 11,888,240 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,569	11,888
Additional paid-in-capital	43,353,122	7,167,189
Accumulated deficit	(35,509,435)	(19,353,691)

Total stockholders’ equity (deficit)	7,846,256	(12,174,614)

Total liabilities and stockholders’ equity (deficit)	$13,285,014	$798,489

* Common shares adjusted for the exchange ratio from the reverse recapitalization

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Operating expenses:
Research and development	$6,358,004	$1,335,503
General and administrative	6,166,613	2,580,726

Total operating expenses	12,524,617	3,916,229

Loss from operations	(12,524,617)	(3,916,229)

Other income (expense):
Interest income	30,492	-
Interest expense	(3,661,619)	(71,647)

Total other income (expense), net	(3,631,127)	(71,647)

Loss before income taxes	(16,155,744)	(3,987,876)
Benefit from (provision for) income taxes	-	-

Net loss	$(16,155,744)	$(3,987,876)

Net loss per common share, basic and diluted*	$(0.76)	$(0.34)

Weighted-average common shares, basic and diluted*	21,243,905	11,888,240

* Common shares adjusted for the exchange ratio from the reverse recapitalization

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

					Stock
	Common Stock*		Additional	Accumulated	Subscription
	Shares	Amount	Paid-in-Capital	Deficit	Receivable	Total

Balance as of December 31, 2016	11,888,240	$11,888	$1,148,457	$(7,747,874)	$(25)	$(6,587,554)

Payment of stock subscription receivable	-	-	-	-	25	25
Share-based compensation	-	-	6,018,732	-	-	6,018,732
Net loss	-	-	-	(11,605,817)	-	(11,605,817)

Balance as of December 31, 2017	11,888,240	11,888	7,167,189	(19,353,691)	-	(12,174,614)

Change in par value from $0.001 to $0.0001	-	(10,699)	10,699	-	-	-
Issuance of shares as a result of reverse recapitalization	1,864,808	186	(978,860)	-	-	(978,674)
Issuance of common stock	7,111,631	711	16,136,950	-	-	16,137,661
Warrants issued with common stock	-	-	1,995,000	-	-	1,995,000
Warrants issued to placement agents	-	-	913,000	-	-	913,000
Stock issuance costs	-	-	(2,568,079)	-	-	(2,568,079)
Conversion of convertible debt and accrued interest	4,827,001	483	9,229,336	-	-	9,229,819
Beneficial conversion feature	-	-	3,077,887	-	-	3,077,887
Share-based compensation	-	-	8,370,000	-	-	8,370,000
Net loss	-	-	-	(16,155,744)	-	(16,155,744)

Balance as of March 31, 2018 (unaudited)	25,691,680	$2,569	$43,353,122	$(35,509,435)	$-	$7,846,256

* Common shares adjusted for the exchange ratio from the reverse recapitalization

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net loss	$(16,155,744)	$(3,987,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	8,370,000	2,387,200
Accrued interest on convertible promissory notes	25,578	61,156
Amortization of debt discount	427,866	10,491
Depreciation	2,688	1,000
Beneficial conversion feature	3,077,887	-
Changes in operating assets and liabilities:
Prepaid expenses	(88,917)	(50,581)
Accounts payable	(1,612,347)	15,335
Accrued expenses	(1,014,502)	741,529

Net cash used in operating activities	(6,967,491)	(821,746)

Cash flows from investing activities

Purchase of property and equipment	(13,943)	(1,600)
Loan payments from related party	75,000	-

Net cash provided by (used in) investing activities	61,057	(1,600)

Cash flows from financing activities

Borrowings from note payable	3,000,000	-
Payments of note payable issuance costs	(20,000)	-
Borrowings from convertible promissory notes	345,000	575,000
Principal payments of convertible promissory notes	(275,000)	-
Proceeds from issuance of common stock and warrants	18,132,661	-
Payment of stock issuance costs	(1,495,284)	-
Payment of deferred offering costs	(159,795)	-
Payment of stock subscription receivable	-	25

Net cash provided by financing activities	19,527,582	575,025

Net increase (decrease) in cash and cash equivalents	12,621,148	(248,321)

Cash and cash equivalents as of beginning of period	355,563	360,811

Cash and cash equivalents as of end of period	$12,976,711	$112,490

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$130,288	$-

Supplemental disclosure of noncash financing activities

Conversion of convertible notes and accrued interest to common stock	$9,229,336	$-

Assumption of liabilities from reverse recapitalization transaction	$978,674	$-

Warrants issued to placement agents	$913,000	$-

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Innovate Biopharmaceuticals, Inc. (the “Company” or “Innovate”) is a clinical-stage biopharmaceutical company developing novel medicines for autoimmune and inflammatory diseases with unmet needs. The Company’s pipeline includes drug candidates for celiac disease, nonalcoholic steatohepatitis (NASH), Crohn's, and ulcerative colitis.

On January 29, 2018, Monster Digital, Inc. (“Monster”) and privately held Innovate Biopharmaceuticals Inc. (“Private Innovate”) completed a reverse recapitalization in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated July 3, 2017, as amended (the “Merger Agreement”), by and among Monster, Monster Merger Sub, Inc. (“Merger Sub”) and Private Innovate. In connection with the transaction, Private Innovate changed its name to IB Pharmaceuticals Inc. (“IB Pharmaceuticals”). Pursuant to the Merger Agreement, Merger Sub merged with and into IB Pharmaceuticals with IB Pharmaceuticals surviving as the wholly owned subsidiary of Monster (the “Merger”). Immediately following the Merger, Monster changed its name to Innovate Biopharmaceuticals, Inc. (“Innovate”). On March 29, 2018, IB Pharmaceuticals was merged into Innovate and ceased to exist.

Monster, a Delaware corporation (formed in November 2010), and its subsidiary SDJ Technologies, Inc. (“SDJ”), was an importer of high-end memory storage products, flash memory and action sports cameras marketed and sold under the Monster Digital brand name acquired under a long-term licensing agreement with Monster, Inc. In September 2017, Monster incorporated MD Holding Co, Inc. (“MDH”), a Delaware corporation, and transferred all of the businesses and assets of Monster, including all shares of SDJ and those liabilities of Monster not assumed by Innovate pursuant to the Merger to MDH. In January 2018 the name of MDH was changed to NLM Holding Co., Inc.

On January 29, 2018, prior to the Merger, Private Innovate completed an equity financing (the “Equity Issuance”). See Note 3.

Basis of Presentation

The unaudited condensed interim financial statements as of and for the three months ended March 31, 2018, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

Upon the closing of the Merger, the outstanding shares of Private Innovate were exchanged for shares of common stock of Monster at an exchange ratio of one share of Private Innovate common stock to 0.37686604 shares of Monster common stock (the “Exchange Ratio”). All common share amounts and per share amounts have been adjusted to reflect this Exchange Ratio, which was effected upon the Merger.

The Merger has been accounted for as a reverse recapitalization. Prior to the Merger, Monster spun-out all of its pre-merger business assets and liabilities before it acquired Private Innovate. The owners and management of Private Innovate have actual or effective voting and operating control of the combined company. In the Merger transaction, Monster is the accounting acquiree and Private Innovate is the accounting acquirer. A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the accounting acquiree accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or intangible assets are recorded.

Immediately prior to the effective time of the Merger, Monster effected a reverse stock split at a ratio of one new share for every ten shares of its common stock outstanding. In connection with the Merger, 1,864,808 shares of the Company’s common stock were transferred to the existing Monster stockholders and the Company assumed approximately $1.0 million in liabilities from Monster for certain transaction costs and tail insurance coverage for its directors and officers, which were recorded as a reduction of additional paid-in-capital.

The accompanying unaudited financial statements and related notes reflect the historical results of Private Innovate prior to the Merger and of the combined company following the Merger, and do not include the historical results of Monster prior to the completion of the Merger. These financial statements and related notes should be read in conjunction with the audited financial statements of Private Innovate for the years ended December 31, 2017 and 2016, included in the Company’s Form 8-K/A filed with the SEC on April 18, 2018, and Monster’s audited consolidated financial statements and related notes thereto for the years ended December 31, 2017 and 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018.

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2018 and 2017, as compared to the significant accounting policies disclosed in Note 1 of the financial statements of Private Innovate for the years ended December 31, 2017 and 2016. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

Business Risks

The Company faces risks associated with biopharmaceutical companies whose products are in the early stage of development. These risks include, among others, the Company’s need for additional financing to achieve key development milestones, the need to defend intellectual property rights, and the dependence on key members of management.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Areas of the financial statements where estimates may have the most significant effect include accrued expenses, share-based compensation, deferred compensation, valuation allowance for income tax assets and management’s assessment of the Company’s ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

INNOVATE BIOPHARMACEUTICALS, INC.

 NOTES TO FINANCIAL STATEMENTS (unaudited)

Accrued Expenses

The Company incurs periodic expenses such as research and development, salaries, and professional fees. An adjusting entry to accrue expenses is necessary when expenses have been incurred by the Company prior to them being invoiced. When a vendor’s invoice is not received, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice monthly in arrears for services performed or when contractual milestones are met. The Company estimates accrued expenses as of each balance sheet date based on facts and circumstances known at that time.

Accrued expenses consisted of the following:

	March 31,	December 31,
	2018	2017
Compensation and benefits	$-	$1,065,225
Other	5,928	115,000
Total	$5,928	$1,180,225

Research and Development

Research and development expenses consist of costs incurred to further the Company’s research and development activities and include salaries and related employee benefits, manufacturing of pharmaceutical active ingredients and drug products, costs associated with clinical trials, nonclinical activities, regulatory activities, research-related overhead expenses and fees paid to expert consultants, external service providers and contract research organizations which conduct certain research and development activities on behalf of the Company. Costs incurred in the research and development of products are charged to research and development expense as incurred.

Costs for preclinical studies and clinical trial activities are recognized based on an evaluation of vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided by vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. The estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time.

Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made.

Share-Based Compensation

The Company measures compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Scholes-Merton option-pricing model. Compensation expense is recognized on a straight-line basis over the service period for awards expected to vest. Share-based compensation cost related to share-based payment awards granted to non-employees is adjusted each reporting period for changes in the fair value of the Company’s stock until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date that options are fully vested.

INNOVATE BIOPHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $130,000 and $143,000 for the three months ended March 31, 2018 and 2017, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. As the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same. For the three months ended March 31, 2018 and 2017, 8.6 million and 6.5 million potentially dilutive securities related to warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted shares outstanding because the effect would be anti-dilutive.

Segments

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one operating segment and all of the Company’s operations are in North America.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases. ASU 2016-02 supersedes the previous lease standard, Topic 840, Leases. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2018, and is expected to be effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The provisions of ASU 2016-15 address eight specific cash flow issues and how those certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.

 NOTES TO FINANCIAL STATEMENTS (unaudited)

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. There is substantial doubt that the Company will continue as a going concern for at least 12 months following the date these financial statements are issued without additional financing, based on the Company’s limited operating history and recurring operating losses. Management’s plans with regard to these matters include entering into strategic partnerships or seeking additional debt or equity financing arrangements or a combination of these activities. The failure to obtain sufficient financing or strategic partnerships could adversely affect the Company’s ability to achieve its business objectives and continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3: MERGER AND FINANCING

As noted above, on January 29, 2018, Private Innovate and Monster completed a merger in accordance with the terms of the Merger Agreement, by and among Monster, Merger Sub and the Company, which changed its name in connection with the transaction to IB Pharmaceuticals Inc. (“IB Pharmaceuticals”). Pursuant to the Merger Agreement, Merger Sub merged with and into IB Pharmaceuticals, with IB Pharmaceuticals surviving as the wholly owned subsidiary of Monster (the “Merger”). Immediately following the Merger, Monster changed its name to Innovate Biopharmaceuticals, Inc. (“Innovate”). On March 29, 2018, IB Pharmaceuticals was merged into Innovate and ceased to exist.

Immediately prior to the closing of the Merger, accredited investors purchased shares of common stock of Private Innovate in a private placement for gross proceeds of approximately $18.1 million, or $16.5 million, net of approximately $1.6 million in placement agent fees and expenses (the “Equity Issuance”). Additionally, Private Innovate issued five-year warrants to each cash purchaser of common stock, or an aggregate of approximately 1.4 million warrants, with an exercise price of $3.18 after giving effect to the Exchange Ratio. The Company calculated the fair value of the warrants issued utilizing the Black-Scholes option pricing model with the following assumptions; expected dividend yield of 0.0%, expected stock price volatility of 84.8%, risk free rate of 2.5%, and term of 5.0 years. The proceeds were allocated between common stock and warrants utilizing the relative fair value method with the allocated warrant value of approximately $2.0 million recorded as additional paid-in-capital.

INNOVATE BIOPHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

Private Innovate also issued 349,555 five-year warrants with an exercise price of $2.54 and 279,862 five-year warrants with an exercise price of $3.18 (after giving effect to the Exchange Ratio) to the respective placement agents and their affiliates. The Company calculated the fair value of the warrants issued utilizing the Black-Scholes option pricing model with the following assumptions; expected dividend yield of 0.0%, expected stock price volatility of 84.8%, risk free rate of 2.5%, and term of 5.0 years. The total value for these warrants approximated $913,000 and was recorded as stock issuance costs and additional paid-in-capital.

Concurrently with the Equity Issuance, convertible promissory notes issued by Private Innovate in the aggregate principal amount of approximately $8.6 million plus accrued interest of $582,000 were converted into shares of Private Innovate common stock at a price per share of $0.72, prior to the Exchange Ratio (the “Conversion”), which reflected a 25% discount relative to the shares issued pursuant to the Equity Issuance (the “Conversion Discount”). The Conversion Discount represented a beneficial conversion feature of approximately $3.1 million which was recorded as a charge to interest expense and a credit to additional paid-in capital.

NOTE 4: NOTE PAYABLE

On January 29, 2018, the Company entered into a Note Purchase Agreement and Senior Note Payable (“Note”) with a lender.   The principal amount of the Note is $4.8 million (“Principal”). The Note was issued at a discount of $1.8 million and net of $20,000 for financing costs, for total proceeds of $2.98 million.   The Note matures on September 30, 2018 (“Maturity Date”); however, the Maturity Date may be extended at the option of the lender under certain circumstances as outlined in the Note.   Interest on the Note accrues from January 29, 2018 at a rate of 12.5% per annum and quarterly payments of interest only are due beginning on March 30, 2018 and compound quarterly.   Upon the Maturity Date of the Note, the Company is required to pay the lender an amount representing 105% of all outstanding Principal, accrued and unpaid interest, and any unpaid late charges, if applicable.   The Note contains redemption features and certain non-financial covenants and penalties to the Company in the case of certain events of default, as defined in the Note.

The Note payable consists of the following:

March 31, 2018

Note payable	$4,800,000
Less debt discount	(1,392,134)

Total	$3,407,866

NOTE 5: LICENSE AGREEMENTS

During 2016 the Company entered into a license agreement (the “Alba License”) with Alba Therapeutics Corporation (“Alba”) to obtain the rights to certain intellectual property relating to larazotide acetate and related compounds. The Company’s initial area of focus for these assets relates to the treatment of celiac disease. These assets are now referred to as INN-202 by the Company.

Upon execution of the Alba License, the Company paid Alba a non-refundable license fee of $500,000. In addition, the Company is required to make milestone payments to Alba upon the achievement of certain clinical and regulatory milestones totaling up to $1,500,000 and payments upon regulatory approval and commercial sales of a licensed product totaling up to $150,000,000, which is based on sales ranging from $100,000,000 to $1,500,000,000.

Upon the Company paying Alba $2,500,000 for the first commercial sale of a licensed product, the Alba License becomes perpetual and irrevocable. Upon the achievement of net sales in a year exceeding $1,500,000,000, the Alba License also becomes milestone fee free. The Alba License provides Alba with certain termination rights; including failure of the Company to use Commercially Reasonable Efforts to develop the licensed products.

INNOVATE BIOPHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

During 2013, the Company entered into an exclusive license agreement with Seachaid Pharmaceuticals, Inc. (the “Seachaid Agreement”) to further develop and commercialize the licensed product, the compound known as APAZA. This product is now referred to as INN-108 by the Company. The agreement shall continue in effect on a country-by-country basis, unless terminated sooner in accordance with the termination provisions of the agreement, until the expiration of the royalty term for such product and such country. The royalty term for each such product and such country shall continue until the earlier of the expiration of certain patent rights (as defined in the agreement) or the date that the sales for one or more generic equivalents makes up a certain percentage of sales in an applicable country during a calendar year.

The Company was required to make an initial, non-refundable payment under the Seachaid Agreement in the amount of $200,000. The agreement also calls for milestone payments totaling up to $6,000,000 to be paid when certain clinical and regulatory milestones are met. There are also commercialization milestone payments ranging from $1,000,000 to $2,500,000 depending on net sales of the products in a single calendar year, followed by royalty payments in the single digits based on net product sales.

During 2014, the Company entered into an Asset Purchase Agreement with Repligen Corporation (“Repligen”) to acquire Repligen’s RG-1068 program for the development of Secretin for the Pancreatic Imaging Market and Magnetic Resonance Cholangiopancreatography. This program is now referred to as INN-329 by the Company. As consideration for the Asset Purchase Agreement, the Company agreed to make a non-refundable cash payment on the date of the agreement and future royalty payments consisting of a percentage between five and fifteen of annual net sales, with the royalty payment percentage increasing as annual net sales increase. The royalty payments are made on a product-by-product and country-by-country basis and the obligation to make the payments expires with respect to each country upon the later of (i) the expiration of regulatory exclusivity for the product in that country or (ii) ten years after the first commercial sale in that country. The royalty amount is subject to reduction in certain situations, such as the entry of generic competition in the market.

NOTE 6: STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 360,000,000 shares of capital stock, par value $0.0001 per share, of which 350,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

The holders of the Company’s common stock (i) have equal ratable rights to dividends from funds legally available, therefore, when, as and if declared by the Company’s board of directors; (ii) are entitled to share in all the Company’s assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of the Company’s affairs; (iii) do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

NOTE 7: SHARE-BASED COMPENSATION

Upon consummation of the Merger, the Company has two stock option plans in existence. The Monster Digital, Inc. 2012 Omnibus Incentive Plan (“Omnibus Plan”) and the Innovate 2015 Stock Incentive Plan (“Private Innovate Plan”).

As of March 31, 2018, there were 1,683 stock options outstanding under the Omnibus Plan and 4,505 shares available for future grants under the Omnibus Plan. As of March 31, 2018, all of the options outstanding were fully vested and the weighted average exercise price was $45.00 per share. There was no unrecognized compensation expense related to the Omnibus Plan as of March 31, 2018.

As of March 31, 2018, there were 6,547,288 stock options outstanding under the Private Innovate Plan and 990,033 awards available for issuance. Following completion of the Merger, the Company does not intend to issue any additional awards from the Private Innovate Plan.

The terms of the agreements are determined by the Company’s board of directors. The Company’s awards vest based on the terms in the agreements with some awards vesting immediately and others vesting typically over a period of three to four years with options typically having a term of ten years.

INNOVATE BIOPHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

The Company utilizes the Black-Scholes option pricing model to value awards under the option plans. Key valuation assumptions include:

•	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

•	Expected stock-price volatility. As the Company’s common stock has a limited trading history as a public company, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

•	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term for employees because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. The expected term for non-employees is the contractual life of the option.

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted or re-measured for the periods presented were as follows:

	Three Months Ended March 31
	2018	2017
Expected dividend yield	0%	0%
Expected stock-price volatility	68% – 72%	69% –76%
Risk-free interest rate	2.7% – 2.9%	2.0% – 2.4%
Term of options	9.0 – 9.5	5.0 – 10.0

The following table summarizes stock option activity under the Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)

Outstanding at December 31, 2017	6,843,296	$1.56	$6,617,433	9.04
Options granted	-	-	-	-
Options forfeited	(296,008)	2.08	-	-
Options exercised	-	-	-	-
Outstanding at March 31, 2018	6,547,288	1.54	169,191,419	8.50
Exercisable at March 31, 2018	5,378,026	1.45	139,456,508	8.39
Vested and expected to vest at March 31, 2018	6,471,694	$1.53	$167,278,498	8.49

The weighted average grant date fair value of options granted was $1.60 during the three months ended March 31, 2017. There were no options granted during the three months ended March 31, 2018.

INNOVATE BIOPHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

The Company recognized non-cash share-based compensation expense for services of approximately $2.6 million and $1.4 million within general and administrative expense and approximately $5.8 million and $946,000 within research and development expense in the accompanying statements of operations for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was approximately $10.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.9 years.

The Innovate Plan provides for accelerated vesting under certain change-of-control transactions.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Employment Agreements

Prior to March 11, 2018, the Company was party to employment agreements with certain executives of the Company. Under the terms of these agreements, the Company agreed to pay the executives certain payments upon the achievement of financial milestone events. These milestone events were based on total debt or equity funding received by the Company. During the three months ended March 31, 2017, the initial funding milestone was reached and the executives in the aggregate were paid $145,000 in accordance with the terms of these agreements. During January 2018, additional financial milestone events were achieved through the Merger and Equity Issuance events and the Company paid these executives approximately $1.1 million in accordance with the agreements, which was included in accrued expenses as of December 31, 2017.

On March 11, 2018, the Company entered into amended and restated executive employment agreements with the executives and new executive employment agreements with certain new executives (the “Executive Agreements”). The Executive Agreements provide an annual base salary and the opportunity to participate in the Company’s equity compensation, employee benefit and bonus plans once they are established and approved by the Company’s board of directors. The Executive Agreements contain severance provisions if the executives are terminated under certain conditions that would provide the executive with 12 months of their base salary and up to 12 months of continuation of health insurance benefits.

Office Lease

In October 2017, the Company entered into a three-year lease for office space that expires on September 30, 2020. Base annual rent is $60,000, or $5,000 per month. The first two months of rent were paid in advance upon lease signing and the next ten months of rent were paid in advance on November 30, 2017. Beginning with month thirteen, monthly payments of $5,000 will be paid in advance of the first day of each month of the remaining term. A security deposit of $5,000 was paid in October 2017. The lease contains a two-year renewal option.

Legal

The Company is not currently involved in any legal matters arising in the normal course of business. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict; therefore, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2018, the date these financial statements were available for issuance, and has determined that there were no events which have occurred that would require adjustment to or disclosure in these financial statements.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “indicate,” “seek,” “should,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements.

These forward-looking statements are based on our current expectations and beliefs and necessarily involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to our limited operating history; our need for substantial additional funding; the lengthy, expensive and uncertain nature of the clinical trial process; results of earlier studies and trials not being predictive of future trial results; our need to attract and retain senior management and key scientific personnel; our reliance on third parties; our ability to manage our growth; potential delays in commencement and completion of clinical studies; our ability to obtain and maintain effective intellectual property protection; and other risks described with these in greater detail in the “Risk Factors” section of this Quarterly Report on Form 10-Q. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following analysis reflects the historical financial results of Private Innovate prior to the Merger and that of Innovate following the Merger and does not include the historical financial results of Monster. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements of Private Innovate for the years ended December 31, 2017 and 2016, included in our Form 8-K/A filed with the SEC on April 18, 2018, and Monster’s audited consolidated financial statements and related notes thereto for the years ended December 31, 2017 and 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018.

Company Overview

We are a clinical-stage biopharmaceutical company developing novel medicines for autoimmune and inflammatory diseases with unmet needs, including drug candidates for celiac disease, nonalcoholic steatohepatitis (NASH), Crohn's disease and ulcerative colitis (UC). The lead program, INN-202 (larazotide acetate or larazotide) is entering Phase 3 registration trials, targeted for the second half of 2018, and has the potential to be the first-to-market therapeutic for celiac disease, an unmet medical need, which affects an estimated 1% of the North American population or approximately 3 million individuals. Celiac patients have no treatment alternative other than a strict lifelong adherence to a gluten-free diet, which is difficult to maintain and can be deficient in key nutrients. Another indication for which larazotide is currently being developed is NASH. NASH is an unmet need disease affecting approximately 5%-6% of the U.S. adult population. There are currently several drugs in development; however, to our knowledge, none have larazotide's mechanism of action (MoA). We are developing a proprietary formulation of larazotide, INN-217, for efficient delivery to the intestine. INN-217 has the potential to reduce the transport of bacterial toxins and immunogenic antigens, including lipopolysaccharide (LPS), which is produced by gram negative bacteria in the gut, from the intestinal lumen to the liver via the portal circulation.

Since our inception, we have focused our efforts and resources on identifying and developing our programs. We have not had any products approved for commercial sale and have incurred operating losses in each year since inception. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as we:

•	continue research and development, including preclinical and clinical development of our existing product candidates;

•	potentially seek regulatory approval for our product candidates;

•	commercialize any product candidates for which we obtain regulatory approval;

•	maintain and protect our intellectual property rights;

•	add operational, financial and management information systems and personnel; and

•	incur additional legal, accounting and other expenses in operating as a public company.

Recent Developments

On January 29, 2018, Monster Digital, Inc., a Delaware corporation now known as Innovate Biopharmaceuticals, Inc. (the “Company”) completed its merger with privately-held Innovate Biopharmaceuticals Inc. (“IB Pharmaceuticals Inc.” or “Private Innovate”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated July 3, 2017, whereby Monster Merger Sub., Inc. (“Merger Sub”), a wholly owned subsidiary of the Company merged with and into IB Pharmaceuticals Inc., with IB Pharmaceuticals Inc. surviving as the Company’s wholly owned subsidiary (the “Merger”). In connection with the Merger, the Company changed its name from Monster Digital, Inc. to Innovate Biopharmaceuticals, Inc. On March 29, 2018, IB Pharmaceuticals Inc. was merged into Innovate and ceased to exist.

Immediately prior to the closing of the Merger, accredited investors purchased shares of common stock of IB Pharmaceuticals Inc. in a private placement for gross proceeds of approximately $18.1 million (the “Equity Issuance”). IB Pharmaceuticals Inc. issued five-year warrants to each purchaser of common stock with an exercise price of $3.18 after giving effect to the Exchange Ratio. Concurrently with the Equity Issuance, convertible promissory notes issued by IB Pharmaceuticals Inc. in the aggregate principal amount of approximately $8.65 million, plus accrued interest of $0.6 million, were converted into shares of IB Pharmaceuticals Inc. common stock at a price per share of $0.7206 (the “Conversion”).

H.C. Wainwright & Co., LLC (“HCW”) and GP Nurmenkari Inc. (“GPN”) were retained as the placement agents for the Equity Issuance. HCW was paid a flat fee of $250,000, a cash fee of $285,000 (equal to 10% of the gross proceeds of the Equity Issuance up to a certain cap), a cash fee of $9,018 (equal to 3.5% of the gross proceeds in excess of a certain cap), and non-accountable expense allowance of $50,000. GPN was paid a cash fee of $891,266 (equal to 10% of the gross proceeds of certain investors in the Equity Issuance) and non-accountable expense allowance of $50,000. IB Pharmaceuticals Inc. issued to affiliates of HCW five-year warrants to purchase 209,951 shares of common stock with an exercise price per share equal to $3.18 (after giving effect to the Exchange Ratio). IB Pharmaceuticals Inc. issued to GPN five-year warrants to purchase 349,555 shares of common stock with an exercise price per share equal to $2.54 and five-year warrants to purchase 69,911 shares of common stock with an exercise price of $3.18 (after giving effect to Exchange Ratio). Upon the closing of the Merger, the outstanding shares of IB Pharmaceuticals Inc.’s common stock were exchanged for shares of common stock of Monster at an exchange ratio of one share of IB Pharmaceuticals Inc. common stock to 0.37686604 shares of Monster common stock (the “Exchange Ratio”). Immediately following the closing of the Merger, after giving effect to the Equity Issuance and applying the Exchange Ratio, Monster’s securityholders owned approximately 5.8% of the outstanding common stock of the Company on a fully-diluted basis and IB Pharmaceuticals Inc.’s securityholders owned approximately 94.2% of the outstanding common stock of the Company.

On January 29, 2018, the Company entered into a Note Purchase Agreement and Senior Note Payable (“Note”) with a lender. The principal amount of the Note is $4,800,000 (“Principal”). The Note was issued at a discount of $1,800,000 and net of $20,000 for financing costs, for total proceeds of $2,980,000. The Note matures on September 30, 2018 (“Maturity Date”), however, the Maturity Date may be extended at the option of the lender under certain circumstances as outlined in the Note. Interest on the Note accrues starting on January 29, 2018 at a rate of 12.5% per annum and payments of interest only are due beginning on March 30, 2018 and compound quarterly. Upon the Maturity Date of the Note, the Company is required to pay the lender an amount representing 105% of all outstanding Principal, accrued and unpaid interest, and any unpaid late charges, if applicable (“Outstanding Amount”). The Note contains redemption features and certain non-financial covenants and penalties to the Company in the case of certain events of default, as defined in the Note.

Critical Accounting Policies

Use of Estimates.  While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Areas of the financial statements where estimates may have the most significant effect include accrued expenses, share-based compensation, deferred compensation, valuation allowance for income tax assets and management’s assessment of our ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

Accrued Expenses.  We incur periodic expenses such as research and development, salaries, taxes, and professional fees. An adjusting entry to accrue expenses is necessary when expenses have been incurred by us prior to them being invoiced. When a vendor’s invoice is not received, we are required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice monthly in arrears for services performed or when contractual milestones are met. We estimate accrued expenses as of each balance sheet date based on facts and circumstances known at that time. We periodically confirm the accuracy of its estimates with the service providers and make adjustments if necessary.

Research and Development.   Research and development expenses consist of costs incurred to further our research and development activities and include salaries and related employee benefits, manufacturing of pharmaceutical active ingredients and drug products, costs associated with clinical trials, nonclinical activities, regulatory activities, research-related overhead expenses and fees paid to expert consultants, external service providers and contract research organizations which conduct certain research and development activities on our behalf. Costs incurred in the research and development of products are charged to research and development expense as incurred.

Costs for preclinical studies and clinical trial activities are recognized based on an evaluation of vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided by vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. The estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time.

Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made.

Share-Based Compensation.   We account for share-based compensation using the fair value method of accounting which requires all such compensation to employees, including the grant of employee stock options, to be recognized in the statements of operations based on its fair value at the grant date. The expense associated with share-based compensation is recognized on a straight-line basis over the requisite service period of each award. Share-based compensation cost related to share-based payment awards granted to non-employees is adjusted each reporting period for changes in the fair value of our stock until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date that options are fully vested.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases. ASU 2016-02 supersedes the previous lease standard, Topic 840, Leases. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2018 and is expected to be effective for us for the year ending December 31, 2019. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The provisions of ASU 2016-15 address eight specific cash flow issues and how those certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018 and the adoption of this standard did not have a material impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018 and the adoption of this standard did not have a material impact on our financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table sets forth the key components of our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change

Operating expenses:
Research and development	$6,358,004	$1,335,503	$5,022,501	376%
General and administrative	6,166,613	2,580,726	3,585,887	139%
Total operating expenses	12,524,617	3,916,229	8,608,388	220%

Loss from operations	(12,524,617)	(3,916,229)	8,608,388	220%
Interest expense, net	(3,631,127)	(71,647)	3,559,480	4,968%

Net loss	$(16,155,744)	$(3,987,876)	$12,167,868	305%

Research and Development Expense

Research and development expense for the three months ended March 31, 2018 increased approximately $5.0 million, or 376%, as compared to the three months ended March 31, 2017. Approximately $4.9 million of this increase was due to an increase in non-employee share-based compensation, non-cash expense primarily due to the significant increase in the market value of our common stock. We had fewer unvested options at March 31, 2018. However, non-employee options that vested during the three months ended March 31, 2018 had a higher valuation due to the increase in our stock price. Total non-employee share-based compensation, non-cash expense for the three months ended March 31, 2018 and 2017 was $5.8 million and $0.9 million, respectively. The remaining increase was due primarily to an approximate $138,000 increase in manufacturing, clinical and regulatory costs for the development of our INN-202 as we prepare for the Phase 3 clinical trial in the second half of 2018, and an approximate $42,000 increase in compensation expense due to an increase in the number of management employees providing research and development oversight as compared to 2017.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2018 increased approximately $3.6 million, or 139%, as compared to the three months ended March 31, 2017. The increase was driven primarily by:

•	an increase of approximately $1.2 million in share-based compensation, non-cash expense primarily due to the increase in the market value of our common stock. Share-based compensation, non-cash expense for the three months ended March 31, 2018 and 2017 was $2.6 million and $1.4 million, respectively.
•	an increase of approximately $1.0 million in transaction advisory fees associated with the Merger;
•	an increase of approximately $0.9 million in accounting and legal fees associated with the Merger, SEC filings, and an increase in the utilization of outsourced accounting personnel;
•	an increase of approximately $0.4 million in personnel costs due to salary increases, increases in the number of personnel and bonuses awarded for the closing of the Merger;
•	an increase of approximately $0.3 million for additional costs associated with operating as a public company;
•	an increase of approximately $0.1 million in business development expense due to consulting fees related to activities associated with business development and investor relations; and
•	a decrease of approximately $0.4 million in deferred compensation related to milestone payments

Interest Expense, net

Interest expense, net for the three months ended March 31, 2018 increased by approximately $3.6 million, or 4,968%, as compared to the three months ended March 31, 2017. The increase was primarily due to the $3.1 million beneficial conversion feature triggered upon the conversion of our convertible debt to common stock at a 25% discount on January 29, 2018, and an increase of approximately $0.4 million in the amortization of debt discount and $0.1 million in interest expense associated with our $4.8 million Senior Note Payable issued on January 29, 2018.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on our operating history and recurring operating losses, there is substantial doubt that we will continue as a going concern for at least 12 months following the date of this Quarterly Report on Form 10-Q, without additional financing based on our limited operating history and recurring operating losses. Management’s plans with regard to these matters include entering into strategic partnerships or seeking additional debt or equity financing arrangements or a combination of these activities. The failure to obtain sufficient financing or strategic partnerships could adversely affect our ability to achieve our business objectives and continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Sources of Liquidity

As of March 31, 2018, we had cash and cash equivalents of approximately $13.0 million, compared to approximately $0.4 million as of December 31, 2017. We expect to incur substantial expenditures in the foreseeable future for the development and clinical trials of our product candidates. We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future. We will continue to seek funds through debt or equity financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources of financing. If we are unable to raise additional funds when needed, our ability to develop our product candidates may be impaired. We may also be required to delay, reduce, or terminate some or all of our development programs and clinical trials.

On January 29, 2018 we completed the Merger, which was accounted for as a reverse recapitalization. Immediately prior to the closing of the Merger, accredited investors purchased shares of Private Innovate common stock in a private placement for gross proceeds of approximately $18.1 million, or $16.5 million, net of approximately $1.5 million in placement agent fees and $80,000 in non-accountable expense costs. Additionally, Private Innovate issued five-year warrants to each cash purchaser of common stock, or an aggregate of approximately 1.4 million warrants, with an exercise price of $3.18 after giving effect to the Exchange Ratio. Private Innovate also issued 349,555 five-year warrants with an exercise price of $2.54 and 279,862 five-year warrants with an exercise price of $3.18 (after giving effect of the Exchange Ratio) to the respective placement agents and their affiliates.

Concurrently with the Equity Issuance, convertible promissory notes issued by Private Innovate in the aggregate principal amount of approximately $8.6 million plus accrued interest of $582,000 were converted into shares of Private Innovate common stock at an exercise price per share of $0.72, prior to the Exchange Ratio (the “Conversion”), which reflected a 25% discount relative to the shares issued pursuant to the Equity Issuance (the “Conversion Discount”). The Conversion Discount represented a beneficial conversion feature of approximately $3.1 million which was recorded as a charge to interest expense and a credit to additional paid-in capital.

On January 29, 2018, Private Innovate entered into a Note Purchase Agreement and Senior Note Payable (“Note”) with a lender.  The principal amount of the Note is $4.8 million.  The Note was issued at a discount of $1.8 million and net of $20,000 for financing costs, for total proceeds of $2.98 million.  The Note matures on September 30, 2018 (“Maturity Date”); however, the Maturity Date may be extended at the option of the lender under certain circumstances as outlined in the Note.  Interest on the Note accrues starting on the closing date at a rate of 12.5% per annum and payments of interest only are due beginning on March 30, 2018 and compound quarterly.

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2018 and 2017:

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(6,967,491)	$(821,746)
Investing activities	61,057	(1,600)
Financing activities	19,527,582	575,025
Net increase (decrease) in cash and cash equivalents	$12,621,148	$(248,321)

Operating Activities

For the three months ended March 31, 2018, our net cash used in operating activities of approximately $7.0 million primarily consisted of a net loss of $16.2 million, offset by adjustments for share-based compensation of approximately $8.4 million, non-cash interest expense of approximately $3.5 million, and decreases in accounts payable and accrued expenses of approximately $1.6 million and $1.0 million, respectively.

For the three months ended March 31, 2017, our net cash used in operating activities of approximately $0.8 million primarily consisted of a net loss of $4.0 million, offset by adjustments for share-based compensation of approximately $2.4 million and an increase in accrued expenses of approximately $0.7 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 primarily represented loan payments received from a related party of $75,000 offset by the purchase of office furniture and computer equipment. Net cash used in investing activities for the three months ended March 31, 2017 represented the purchase of computer equipment.

Financing Activities

Net cash provided by financing activities was $19.5 million for the three months ended March 31, 2018, compared to $0.6 million for the three months ended March 31, 2017. The increase of approximately $18.9 million was primarily due to the proceeds of $18.1 million received from the sale of our common stock and warrants and $3.0 million from the issuance of a note payable offset by approximately $1.5 million in stock issuance costs, $0.3 million in repayments of convertible promissory notes and a decrease of $0.3 million in borrowings from convertible promissory notes.

Future Funding Requirements

We have not generated any revenue from product sales or any other activities. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize, or out license, any of our product candidates and do not know when, or if, these will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations, including increased costs associated with being a public company.

Contractual Obligations and Commitments

In October 2017, we entered into a new three-year lease for office space that expires on September 30, 2020. Base annual rent is $60,000, or $5,000 per month. The first two months of rent were paid in advance upon lease signing and the next ten months of rent was paid in advance on November 30, 2017. Beginning with month thirteen, monthly payments of $5,000 will be paid in advance of the first day of each month of the remaining term. A security deposit of $5,000 was paid in October 2017. The lease contains a two-year renewal option.

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting due to our limited resources available to address our internal controls and procedures and our reliance on part-time consultants to assist us with our financial accounting and compliance obligations. In connection with the preparation of Private Innovate’s audited financial statements for the year ended December 31, 2017, its independent auditors advised management that a material weakness existed in internal controls over financial reporting due to its inability to adequately segregate duties as a result of our limited number of accounting personnel, and this material weakness has not been remediated in the Company’s internal control over financial reporting as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

In connection with the Merger, the internal control structure of Monster was replaced by the internal control structure of Private Innovate. As of March 31, 2018, there were no other material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors.

Risks Related to Our Capital Requirements and Financial Condition

We have a limited operating history and have incurred significant losses since inception, and expect that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We have not been profitable since we commenced operations, and we may never achieve or sustain profitability. As a clinical-stage biopharmaceutical company, we have a limited operating history upon which to evaluate our business and prospects. In addition, we have limited history as an organization and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates, or generated any revenue from sales of products. We have devoted significant resources to research and development and other expenses related to our ongoing clinical trials and operations, in addition to acquiring product candidates.

Since inception, substantial resources have been dedicated to the acquisition and development of our product candidates, INN-202 (larazotide acetate), INN-108 and INN-329 (secretin). We will require significant additional capital to continue operations and to execute on our current business strategy to develop INN-202 through to regulatory approval and further develop INN-108 and INN-329 for eventually seeking regulatory approval. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

Our auditor has expressed substantial doubt about our ability to continue as a going concern.

The audit report on our financial statements for the years ended December 31, 2017 and 2016 included an explanatory paragraph related to recurring losses from operations and dependence on additional financing to continue as a going concern. We have incurred net losses for the three months ended March 31, 2018 and 2017 and for the years ended December 31, 2017 and 2016, and had an accumulated deficit of $35.5 million as of March 31, 2018. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity financing or enter into strategic partnerships. On January 29, 2018, we sold approximately $18.1 million of shares of common stock, or $16.5 million, net of approximately $1.6 million in placement agent fees and non-accountable expense costs. In addition, we received approximately $3.0 million in proceeds from a debt financing. We intend to continue to finance our operations through strategic partnerships and/or debt or equity financing. The failure to obtain strategic partnerships or sufficient financing could adversely affect our ability to achieve our business objectives and continue as a going concern.

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

For the three months ended 2018 and 2017 and for the years ended December 31, 2017 and 2016, we incurred losses from operations of $16.2 million, $4.0 million, $11.2 million and $5.4 million, respectively, and net cash used in operating activities was $7.0 million, $0.8 million, $5.1 million and $2.2 million, respectively. At March 31, 2018, we had an accumulated deficit of $35.5 million and cash and cash equivalents of $13.0 million. We expect to continue to incur substantial operating losses for the next several years as we advance our product candidates through clinical development, U.S. and other regional regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve on a timely basis, or at all.

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

We currently do not have any therapeutic products approved for commercial sale. We have not received, and may not receive within the next several years, if at all, any revenues from the commercialization of our product candidates if approved. In the event one or more of our product candidates is approved for commercial sale, we will incur significant costs in connection with commercializing any approved product candidate and we may not generate significant revenue from sales of such products, which would impact our ability to become profitable and maintain profitability.

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

The success of our business is dependent on our ability to advance the clinical development of INN-202 for the treatment of celiac disease, INN-217 for NASH, INN-108 for the treatment of mild to moderate ulcerative colitis, INN-289 for Crohn’s disease and INN-329 for MRCP. INN-202 has successfully completed Phase 2 trials; however, Phase 3 pivotal studies and open label safety studies remain to be conducted. We will need to prepare for INN-108 to enter Phase 2 efficacy trials for mild to moderate ulcerative colitis. INN-329 requires additional studies to be performed for completion of Phase 3 trials.

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

We have historically operated with a limited number of employees. We currently have seven full-time employees, including one employee engaged full-time and two employees engaged part-time in research and development. Therefore, institutional knowledge is concentrated within a small number of employees. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. Our future success is highly dependent upon the contributions of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

We may have intense competition from other companies and organizations for qualified personnel. Other companies and organizations with which we compete for personnel may have greater financial and other resources and different risk profiles than we do, and a history of successful development and commercialization of their product candidates. Replacing key employees may be difficult and costly; and we may not have other personnel with the capacity to assume all the responsibilities of a key employee upon his or her departure. If we cannot attract and retain skilled personnel, as needed, we may not achieve our development and other goals.

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

Innovate has identified a material weakness in its internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may impair its ability to produce accurate financial statements or prevent fraud.

Currently, we have limited resources to address our internal controls and procedures and rely on part-time consultants to assist us with our financial accounting and compliance obligations. In connection with the preparation of our audited financial statements for the years ended December 31, 2017 and 2016, our independent auditors advised management that a material weakness existed in internal controls over financial reporting due to inadequate segregation of duties and appropriate level of review. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the subject company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although we are committed to continuing to improve our internal control processes and intend to implement a plan to remediate this material weakness, we cannot be certain of the effectiveness of such plan or that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements and prevent fraud. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

We currently have seven full-time employees, including one employee engaged full-time and two employees engaged part-time in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

We are preparing INN-108 to enter Phase 2 clinical trials for mild-to-moderate ulcerative colitis. Concurrently, we may make formulation changes to INN-108 that would simplify the dosing in pediatric patients. While this change is expected by us to reduce studies and/or other documentation requirements, the regulatory agencies may require additional clinical or nonclinical studies prior to approval, even if current clinical studies are deemed successful, which could require us to expend substantial additional resources and significantly extend the timeline for clinical development of INN-108.

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

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, since our stock began trading under the symbol “INNT” on January 29, 2018 through May 10, 2018, the price thereof has ranged from a low of $3.43 per share to a high of $50.50 per share. Companies like us with a lower number of shares comprising their public floats and limited trading activity may experience greater volatility in their stock prices. The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	regulatory or legal developments in the United States and foreign countries;

•	results from or delays in clinical trials of our product candidates;

•	announcements of regulatory approval or disapproval of INN-202 (for celiac disease), INN-108 (for ulcerative colitis), INN-329 (for magnetic resonance cholangiopancreatography or MRCP) or any future product candidates;

•	commercialization of our product candidates;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	actual or anticipated quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with strategic partners; and

•	the other factors described in this section entitled “Risk Factors.”

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock that are eligible for sale in the public market, in some cases subject to compliance with the requirements of Rule 144, the trading price of our common stock could decline significantly. As of May 10, 2018, we had approximately 25.7 million shares of common stock outstanding and exercisable warrants to purchase approximately 2.2 million shares of common stock outstanding. We have filed a registration statement to register approximately 11.9 million shares and 2.1 million shares issuable upon exercise of outstanding warrants for resale, representing approximately 50.1% of our total outstanding shares of common stock and warrants as of May 10, 2018. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially own approximately 58.2% of our outstanding common stock. Accordingly, these stockholders, acting together, will continue to be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As a public company in the United States, and increasingly after we are no longer an “emerging growth company,” we may incur significant additional legal, accounting and other expenses that Innovate did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and regulations implemented by the SEC and Nasdaq, may increase our legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with applicable laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company in the United States, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We are required to disclose any material weaknesses identified by our management in our internal control over financial reporting, and, when we are no longer an “emerging growth company,” we may need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404 and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2017, or for any other period. Accordingly, no such opinion will be expressed.

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

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or more volatile.

Item 2. Recent Sales of Unregistered Securities

On January 29, 2018, Private Innovate issued 31,678,964 shares of common stock at $0.9609 per share and five-year warrants to purchase 3,774,039 shares of common stock at an exercise price of $1.201125 (prior to the Exchange Ratio) in exchange for the conversion of convertible debt and accrued interest totaling $9.2 million and gross proceeds of $18.1 million. The shares were exchanged in connection with the Merger for 11,938,632 shares of common stock. In addition, five-year warrants to purchase 927,533 and 742,598 shares of common stock at an exercise price of $0.9609 and $1.201125 (prior to the Exchange Ratio), respectively, were issued to placement agents. The warrants were exchanged in connection with the Merger for warrants to purchase 2,051,771 shares of common stock.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe that these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with Private Innovate or otherwise, to information about Private Innovate.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit Index

			FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE

2.1	+	Agreement and Plan of Merger and Reorganization by and among Monster Digital, Inc., Merger Sub and Innovate Biopharmaceuticals Inc., dated July 3, 2017		8-K	001-37797	2.1	July 6, 2017

2.2		Amendment, dated January 3, 2018, to Agreement and Plan of Merger and Reorganization by and among Monster Digital, Inc., Merger Sub and Innovate Biopharmaceuticals Inc., dated July 3, 2017		8-K	001-37797	2.1	January 5, 2018

3.1		Certificate of Incorporation of the Company, as amended		10-K	001-37797	3.1	March 14, 2018

3.2		Amended and Restated Bylaws of the Company		8-K	001-37797	3.2	February 2, 2018

4.1		Form of Share Certificate		10-K	001-37797	4.1	March 14, 2018

4.2		Form of Warrant		8-K	001-37797	4.1	February 2, 2018

4.3		Senior Note dated January 29, 2018		8-K	001-37797	4.2	February 2, 2018

4.4		Subscription Agreement dated January 29, 2018		8-K	001-37797	10.1	February 2, 2018

10.1	†	Sublicense Agreement, dated February 19, 2016, between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Alba Therapeutics Corporation		10-K	001-37797	10.1	March 14, 2018

10.2	†	License Agreement, dated February 26, 2016, between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Alba Therapeutics Corporation		10-K	001-37797	10.2	March 14, 2018

10.3	†	Asset Purchase Agreement, dated December 23, 2014, between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Repligen Corporation		10-K	001-37797	10.3	March 14, 2018

10.4	†	Apaza License Agreement, dated April 19, 2013, between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Seachaid Pharmaceuticals, Inc., as amended		10-K	001-37797	10.4	March 14, 2018

			FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE

10.5		Note Purchase Agreement dated January 29, 2018		8-K	001-37797	10.2	February 2, 2018

10.6	#	Form of Director Indemnification Agreement		8-K	001-37797	10.3	February 2, 2018

10.7	#	Monster Digital, Inc. 2012 Omnibus Incentive Plan		S-1	333-207938	10.1	November 10, 2015

10.8	#	Form of Option Agreement and Option Grant Notice under the 2012 Omnibus Incentive Plan		S-1	333-207938	10.2	November 10, 2015

10.9	#	Form of Restricted Stock Award Agreement and Notice of Grant of Restricted Stock Award under the 2012 Omnibus Incentive Plan		S-1	333-207938	10.3	November 10, 2015

10.10	#	Form of Restricted Stock Unit Award Agreement and Notice of Grant of Restricted Stock Unit Award under 2012 Omnibus Incentive Plan		S-1	333-207938	10.4	November 10, 2015

10.11	#	Innovate Biopharmaceuticals Inc. 2015 Stock Incentive Plan, as amended		10-K	001-37797	10.11	March 14, 2018

10.12	#	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan		10-K	001-37797	10.12	March 14, 2018

10.13	#	Form of Nonstatutory Stock Option Agreement under the 2015 Stock Incentive Plan		10-K	001-37797	10.13	March 14, 2018

10.14	#	Form of Restricted Stock Purchase Agreement under the 2015 Stock Incentive Plan		10-K	001-37797	10.14	March 14, 2018

10.15	#	Separation Agreement and Release of Claims, dated January 26, 2018, by and between the Company and David Olert		10-K	001-37797	10.17	March 14, 2018

10.16		Consulting Agreement, dated February 17, 2018, by and between the Company and David Olert		10-K	001-37797	10.18	March 14, 2018

			FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE

10.17	#	Executive Employment Agreement, dated November 2, 2015, by and between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Christopher Prior, as amended		10-K	001-37797	10.20	March 14, 2018

10.18	#	Executive Employment Agreement, dated October 28, 2015, by and between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Sandeep Laumas, as amended		10-K	001-37797	10.21	March 14, 2018

10.19	#	Executive Employment Agreement, dated October 28, 2015, by and between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Jay Madan, as amended		10-K	001-37797	10.22	March 14, 2018

10.20	#	Executive Employment Agreement, dated March 9, 2018, by and between the Company and June Almenoff		10-K	001-37797	10.23	March 14, 2018

10.21	#	Non-Employee Director Compensation Policy		10-K	001-37797	10.24	March 14, 2018

10.22	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Sandeep Laumas		10-K	001-37797	10.25	March 14, 2018

10.23	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Christopher Prior		10-K	001-37797	10.26	March 14, 2018

10.24	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Jay Madan		10-K	001-37797	10.27	March 14, 2018

31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Pursuant to Regulation S-K Item 601(b)(2), certain schedules (or similar attachments) to this exhibit have not been filed herewith. A list of omitted schedules (or similar attachments) is included in the agreement. The Company agrees to furnish supplementally a copy of any such schedule (or similar attachment) to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment of omitted items.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNOVATE BIOPHARMACEUTICALS, INC.
a Delaware corporation

Date: May 15, 2018	By:	/s/ Jay P. Madan
Jay P. Madan
President, Chief Business Officer and Interim Principal Financial Officer

