Form 10-K/A
period 2017-12-31
INNOVATE BIOPHARMACEUTICALS, INC.
filed 2018-06-29
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑      No   ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

TABLE OF CONTENTS

Form 10-K/A

(Amendment No. 1)

EXPLANATORY NOTE

Innovate Biopharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “Form 10-K”). This Amendment is being filed solely to (i) update “Item 1. Business” to reflect comments received from the SEC Staff on the Company’s Form 8-K filed with the SEC on February 2, 2018, as amended and previously reflected therein, (ii) re-file Exhibits 10.1 and 10.2 to the Form 10-K (the “Exhibits”) and (iii) amend Part IV, “Item 15. Exhibits, Financial Statement Schedules” of the Form 10-K, including revising the Exhibit Index. The Exhibits, as re-filed on this Amendment, restore certain provisions that had previously been redacted in accordance with the Company’s application for confidential treatment in response to comments received from the SEC Staff. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K (i.e., those events occurring after March 14, 2018) or modify or update disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

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

After the Merger, we are a clinical-stage biopharmaceutical company developing novel medicines for autoimmune and inflammatory diseases with unmet needs. Our pipeline includes drug candidates for celiac disease, nonalcoholic steatohepatitis (NASH), Crohn’s disease (CD) and ulcerative colitis (UC). Our lead program, INN-202 (larazotide acetate or larazotide) is entering Phase 3 registration trials, targeted for the second half of 2018, and has the potential to be the first-to-market therapeutic for celiac disease, an unmet medical need, which affects an estimated 1% of the North American population or approximately 3 million individuals. Celiac patients have no treatment alternative other than a strict lifelong adherence to a gluten-free diet, which is difficult to maintain and can be deficient in key nutrients. Additionally, current FDA labeling standards allow up to 20 parts per million (ppm) of gluten in “gluten-free” labelled foods, which are sufficient to cause celiac symptoms in many patients, including abdominal pain, abdominal cramping, bloating, gas, headaches, ataxia, ’‘brain fog’’ and fatigue. Long-term ramifications of celiac disease include enteropathy associated T-cell lymphoma (EATL), osteoporosis and anemia.

Figure 1: Larazotide’s mechanism of action is applicable to multiple diseases.

Larazotide is an 8-amino acid peptide orally administered in a capsule which has been tested in more than 500 celiac patients with statistically significant improvement in celiac symptoms. The FDA has granted larazotide Fast Track Designation for celiac disease. Larazotide’s safety profile was similar to placebo primarily because larazotide is not systemically absorbed into the blood circulation. Additionally, larazotide’s mechanism of action (MoA) as a tight junction regulator is a new approach to treating autoimmune diseases, such as celiac disease. Pre-clinical studies have shown larazotide causes a reduction in permeability across the intestinal epithelial barrier, making it the only drug candidate known to us which is in clinical trials with this MoA. Increased intestinal permeability underlies several diseases in addition to celiac disease, including NASH, Crohn’s disease, ulcerative colitis and irritable bowel syndrome (IBS), among others (Figure 1). We are engaging in multiple research collaborations to expand larazotide’s clinical indications with a shorter time to proof-of-concept.

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

INN-108, is in development for the treatment of mild-to-moderate UC. INN-108 is expected to be delivered orally using an azo-bonded pro-drug approach linking mesalamine or 5-ASA (5-amino salicylic acid) to 4-APAA (approved as Actarit in Japan in 1994 for the treatment of rheumatoid arthritis). After having completed a successful Phase 1 trial at currently approved doses of mesalamine, INN-108 is expected to enter a proof-of-concept Phase 2 trial. The azo-bond protects INN-108 (Figure 2) from the low pH in the stomach, allowing it to transit to the colon where the UC lesions are primarily located. In the colon, the azo bond is broken enzymatically by azoreductases, leading to the separation of mesalamine and 4-APAA which has a synergistic anti-inflammatory effect. Although the majority of patients present with mild-to-moderate UC, the focus of drug development has been in moderate-to-severe UC with little innovation or drug development for mild-to-moderate UC. The mainstay of treatment for mild-to-moderate UC continues to be various oral reformulations of mesalamine such as Shire’s Lialda (approved 2007) and Pentasa (approved 1993), Allergan’s Asacol HD (approved 2008) and Valeant/Salix’s Apriso (approved 2008).

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

Our Strategy

Our goal is to become a leading biopharmaceutical company by developing novel therapeutics that have the potential to transform current treatment paradigms for patients and to address unmet medical needs. We are currently pursuing the development of drugs for autoimmune and inflammatory diseases that target established biological pathways. The critical components of our strategy are as follows:

•	Advance INN-202 (larazotide) for celiac disease into Phase 3 clinical trials. Our highest clinical priority is to initiate the Phase 3 trials for larazotide for the treatment of celiac disease. We had a successful End-of-Phase 2 meeting with the FDA in 2017. With the guidance and agreement reached with the FDA, we plan to initiate our Phase 3 trials during the second half of 2018.

•	Accelerate development of INN-217 (larazotide) for NASH. Increased intestinal permeability leads to LPS translocation to the liver and is one of the key recognized pathogenic factors in NASH. Larazotide’s mechanism of action to decrease intestinal permeability could thus have a therapeutic effect in NASH. We plan to develop larazotide alone and in combination with select NASH therapies in clinical trials with the potential for synergistic therapeutic benefit.

•	Further the study INN-108 for Ulcerative colitis . We are currently developing plans to initiate the proof of concept Phase 2 trials for INN-108 for the treatment of UC. We plan to initially develop INN-108 for mild-to-moderate UC in adults.

•	Further the study of INN-289 (larazotide) for Crohn’s disease. The mechanism of action of larazotide to decrease intestinal permeability can have a therapeutic effect in inflammatory bowel disease (IBD). In an IL-10 knockout animal model, larazotide showed promising data which can position it for a proof-of-concept study using a proprietary formulation of larazotide, INN-289, alone and in combinations with select approved immunological therapies.

•	Seek partnerships to commercialize late stage pipeline drugs. With large addressable markets, such as celiac disease, we plan to seek out partners with established presences and histories of successful commercialization.

•	Leverage and protect our existing intellectual property portfolio and secure patents for additional indications. We intend to continue to expand our intellectual property protection strategy, grounded in securing composition of matter patents and method of use patents for newer indications. We plan to develop newer formulations for the product candidates for other indications and improved performance of existing indications.

•	In-license additional intellectual property and pipeline drugs to expand our presence in the treatment of autoimmune and inflammatory diseases . In addition to broadening our current pipeline through indication expansion, we plan to explore expansion of our product pipeline through in-licensing, strategic partnerships and product acquisitions, as we did in 2016 by in-licensing of larazotide from Alba Therapeutics Corporation. We expect that future pipeline expansion decisions will be based on the unmet medical needs in autoimmune and inflammatory disease areas including, but not limited to, celiac disease and ulcerative colitis, the commercial opportunity, and the ability to rapidly develop and commercialize a product candidate.

•	Leverage the expertise of our management team and network of scientific advisors and key opinion leaders . We are led by a strong management team with deep experience in drug development, collaborations, operations, and corporate finance. Our team has been involved in a broad spectrum of R&D activities leading to successful outcomes, including FDA approvals and drug launches. We will continue to leverage the collective experience and talent of our management team, network of leading scientific experts, and key opinion leaders to strategize and implement our development and eventually our commercialization strategy.

•	Out-license our non-core assets/indications and establish research collaborations . From time to time, we review our internal research priorities and therapeutic focus areas and may decide to out-license non-core assets/indications that arise from current and future available data. We may seek research collaborations that leverage the capabilities of our core assets to monetize and expand upon the breadth of opportunities that may be accessible through our drug candidates.

•	Outsource capital intensive operations . We plan to continue to outsource capital intensive operations, including most clinical development and all manufacturing operations of our product candidates, to facilitate the rapid development of our pipeline by using high quality specialist vendors and consultants in a capital efficient manner.

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

Larazotide is an orally administered, locally acting, non-systemic, synthetic 8-amino acid (Figure 3), tight junction regulator being investigated as an adjunct to a gluten-free diet in celiac disease patients who still experience persistent GI symptoms despite being on a gluten-free diet. Because of larazotide’s lack of absorption into the blood circulation, we believe that fewer complications, if any, are likely to develop for individuals taking chronically dosed lifetime medication.

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

Figure 3: Larazotide acetate is an 8-amino acid peptide in an oral capsule using a proprietary formulation

Larazotide’s Mechanism of Action

In research studies supportive of the mechanism of action, larazotide has been shown to stimulate recovery of mucosal barrier function via the regulation of tight junctions both in vitro and in vivo , including in a celiac disease mouse model (Gopalakrishnan, 2012). In doing so, it is proposed that larazotide reduces the symptoms associated with celiac disease.

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

Larazotide’s Dose Response

Previously published in vitro work using Caco-2 cells has shown a linear dose response for larazotide in reducing permeability of the epithelial barrier by tightening the tight junctions (Gopalakrishnan, 2012). In several clinical trials, larazotide has exhibited clinical benefit by reducing celiac symptoms at lower doses while inhibition of this activity occurs at the higher doses. To better understand this observation, Dr. Anthony Blikslager from North Carolina State University evaluated the pharmacology of larazotide at the luminal surface of the small intestine in an ex vivo porcine model. A section of the porcine intestine was ligated, placed in an Ussing chamber and changes in permeability were measured by electrical resistance. Multiple experiments demonstrated that following an ischemic insult causing increased intestinal permeability, full length larazotide is capable of restoring intestinal wall integrity to that of the non-ischemic control. Subsequently, it was discovered that a specific aminopeptidase located within the brush borders of the intestinal epithelium cleaves larazotide into two fragments which lack either one or both N-terminus glycine (G) residues ( GG VLVQPG). Both cleaved fragments, GVLVQPG and VLVQPG, do not decrease intestinal permeability. Moreover, when these two fragments are administered in combination with the active full-length larazotide, they inhibit larazotide’s activity to restore intestinal wall integrity or reduce permeability. These data demonstrate that higher doses of larazotide lead to local buildup of breakdown fragments, which then compete with and block activity of larazotide after threshold concentration is reached. The in vitro experiments using Caco-2 monolayers did not show the same pharmacology and dose response because they lack the brush border and therefore lack the aminopeptidase which cleaves larazotide. These data also provide an explanation for the clinical observations of an optimal lower dose of larazotide, which avoids the reservoir of competing inactive fragments generated at high doses of larazotide.

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

Summary of Key Clinical Trials using Larazotide in Celiac Disease

Larazotide has been administered to humans in seven clinical trials. These include three Phase 1 trials: (two trials in healthy subjects and a Phase 1b proof of concept (POC) trial in subjects with celiac disease), two Phase 2 gluten challenge studies in subjects with controlled celiac disease, and additionally two Phase 2 trials in subjects with active celiac disease (Table 2). After the Phase 1 studies, larazotide was tested to explore which endpoint would be suitable for celiac disease. After looking at permeability changes in the gut, which turned out to be highly variable in a large trial setting, and then mucosal healing, which likely requires a longer-term study, symptom reduction showed the most consistent and reliable reduction both in a gluten challenge and a ’‘real-life’’ trial. Importantly, after exposure in more than 800 subjects, the safety profile of larazotide remained similar to placebo due to its lack of absorption into the bloodstream, which we believe is an important advantage for a chronically dosed drug.

The initial Investigational New Drug Application (IND) for the treatment of celiac disease was filed with the FDA by Alba Therapeutics Corporation (Alba) on 12 August 2005 for the use of larazotide acetate (INN-202). The IND was transferred from Alba to Innovate effective March 8, 2016. Over the course of the seven clinical studies, 5 patients experienced a serious adverse event, of which 2 received placebo and 3 received larazotide. These events included inflammation of the gallbladder, gall stones, depression, allergic reaction to penicillin, and appendicitis. We do not believe that any of these events were considered related to treatment with study medication.

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

Clinical Trial (’006) Results Revealed Key Insight into Symptom Reduction as a Primary Endpoint

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

Figure 7: Responder Rate Analysis: Larazotide is the only drug in development for celiac disease to meet its primary endpoint with statistical significance as measured by the copyrighted CeD PRO (celiac disease patient reported outcome), an FDA-agreed upon primary endpoint for Phase 3 (shown above). Source: Gastroenterology 2015; 148:1311–1319; p. 1315

Clinical Trial (’012) Met the Primary Endpoint with Statistical Significance (CeD-GSRS/CeD PRO)

The purpose of the ’012 study was to assess the efficacy (reduction and relief of signs and symptoms of celiac disease) of 3 different doses of larazotide (0.5 mg, 1 mg, and 2 mg TID) versus placebo for the treatment of celiac disease in adults as an adjunct to a gluten-free diet. Larazotide or placebo which was administered TID, 15 minutes prior to each meal. After a screening period, subjects were asked to continue following their current gluten-free diet into a placebo-run in phase for 4 weeks after which they were randomized to drug versus placebo. Subjects maintained an electronic diary capturing: daily symptoms celiac disease patient reported outcome (CeD-PRO), weekly symptoms (CeD-GSRS), bowel movements (BSFS), and a self-reported daily general well-being assessment (Figure 6).

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

Figure 8: Treatment effect of larazotide from the Phase 2b trial (’012) compared to approved IBS/CIC drugs with varying treatment effects mostly in the mid to high single digit range. Source: Gastroenterology 2015; 148:1311–1319; p. 1315 and FDA Drug Labels

The CeD PRO, a copyrighted PRO created specifically for celiac disease and wholly owned by us, showed a statically significant (p=0.022) treatment effect of 14.3% (drug responder rate minus placebo responder rate). Although to our knowledge there are no celiac drugs approved as a comparator, the treatment effect was greater than several other GI dugs approved for IBS and chronic idiopathic constipation (CIC) which use a similar clinical trial design (Figure 8).

Path Forward to Phase 3 Trials

After a successful End-of-Phase 2 meeting with the FDA, agreements were reached on the key aspects of the Phase 3 trials. The FDA agreed on using the previously validated CeD PRO as the primary endpoint with two doses of larazotide which bracket the range of efficacy in previous trials. Two Phase 3 trials with a size of about 500 patients each would allow for more than a 90% power to replicate the Phase 2b trial results. Most other criteria, such as inclusion, exclusion and site selection/coordination, are expected to remain similar to the ’012 Phase 2b trial.

About Celiac Disease

Celiac disease is a genetic autoimmune disease triggered by the ingestion of gluten-containing foods such as wheat, barley, and rye. Individuals with celiac disease have increased intestinal permeability, commonly referred to as a ’‘leaky’’ gut. This allows macromolecules that normally remain on the luminal side of the intestine to pass through to the serosal side through tight junctions via paracellular diffusion (Figure 9). In the case of celiac disease, this permeability may allow gluten break-down products, the triggering antigens of celiac disease, to reach gut-associated lymphoid tissue(GALT), initiating an inflammatory response. Celiac disease is characterized by chronic inflammation of the small intestinal mucosa that may result in diverse symptoms, malabsorption, atrophy of intestinal villi, and a variety of clinical manifestations.

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

Role of Tissue Transglutaminase in Celiac Disease

Anti-tTG-2 antibodies are produced in the small-intestinal mucosa (Picarelli et al. 1996), where they can bind tTG-2 present in the basement membrane and around blood vessels and form deposits characteristic of the disease. tTG-2 has been implicated in a variety of human disorders including several neurodegenerative conditions and cancer. Transglutaminases (TGs) were first discovered in the 1950s and are a family of enzymes which catalyze Ca2+-dependent post-translational modification of proteins. Of the seven isoforms discovered so far all share the same basic four-domain tertiary structure, with minor variations, although their catalytic mechanism is conserved, resembling that of the cysteine proteases. tTGs cause transamidation, esterification, and hydrolysis, all of which lead to post-translational modifications in the target proteins. Characteristically, tTG’s mediate selective protein cross-linking by forming covalent isopeptide linkages between two target proteins. The resulting cross-linked products in many cases have high molecular masses and are unusually resistant to proteolytic degradation and mechanical strain. As in the case of the gliadin fragments in celiac disease, they are able to pass thru the leaky paracellular pathway from the lumen to the lamina propria , where the immune cells reside and are then activated.

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

Gluten and Food Labeling

Gluten is a complex molecule contained in several grains such as wheat, rye and barley. Gluten can be subdivided into two major protein subgroups according to its solubility in alcohol and aqueous solutions. These subclasses consist of gliadins, soluble in 40 − 70% ethanol and glutenins which are large, polymeric molecules insoluble in both alcohol and aqueous solutions. The gliadins and glutenins can be further subdivided into groups according to their molecular weight. Glutenins can be subdivided into low and high molecular weight proteins, while the gliadin protein family contains α-, β-, γ- and ω- types. Both glutenins and gliadins are characterized by a high amount of prolines (20%) and glutamines (40%) that protect them from complete degradation in the gastrointestinal tract and make them difficult to digest. Currently 31 nine-amino acid peptide sequences in the prolamins of wheat and related species have been defined as being celiac toxic or celiac ’‘epitopes.’’ These epitopes are located in the repetitive domains of the prolamins, which are proline and glutamine-rich, and the high levels of proline make the peptide resistant to proteolysis. In addition, the prolamin-reactive T cells also recognize these epitopes to a greater extent when specific glutamine residues in their sequences have been deamidated to glutamic acid by tTG-2. The immunodominant sequence after wheat challenge corresponds to a well-characterized 33 residue peptide from α-gliadin, ’’33-mer,’’ that is resistant to gastrointestinal digestion (with pepsin and trypsin) and was initially identified as the major celiac toxic peptide in the gliadins.

The FDA finalized a standard definition of ’‘gluten-free’’ in August 2013. As of August 5, 2014, all manufacturers of FDA-regulated packaged food making a gluten-free claim must comply with the guidelines outlined by the FDA ( www.fda.gov/gluten-freelabeling ). A ’‘gluten free’’ claim still allows up to 20 ppm of gluten which leads to more than 100mg/day up to 500 mg/day of gluten exposure. Due to presence of gluten in foods, beer/liquor, cosmetics and household products, exposure is virtually impossible to completely avoid, and with cross-contamination, celiac patients cannot avoid exposure to gluten therefore, making symptoms more frequent than expected.

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

The disrupted barrier along with an altered microbiome in the gut contribute to NASH as recently demonstrated by a group from Emory University, Rahman et. al. , in Gastroenterology (2016). Knockout mice missing the junctional adhesion molecule A (JAM-A) ( F11r-/- ), which have a defect in the intestinal epithelial barrier thus making it “leaky,” develop more severe steatohepatitis. JAM-A is a component of the tight junction complex that regulates intestinal epithelial paracellular permeability. F11r-/- mice therefore have leaky tight junctions that allow for translocation of gut bacteria to peripheral organs. By restoring the leaky tight junctions, larazotide could potentially have a beneficial therapeutic effect by blocking translocation of bacterial toxins via the paracellular pathway and may also help normalize the dysbiotic microbiome found in NASH.

According to a marketing and research firm, GlobalData, the market for NASH therapeutics is expected to grow significantly. GlobalData estimates that the market in the United States, France, Germany, Italy, Spain, the United Kingdom, and Japan for such therapeutics will be approximately $25.3 billion by 2026. We expect that this market could be addressed by larazotide, although we are unable to estimate what portion until the effect in this population has been studied in clinical trials to understand the specific patient-type in NASH that may derive benefit.

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

Other Indications using Larazotide’s Mechanism of Action

Larazotide for Environmental Enteric Dysfunction (EED): Positive in vitro Data;

Environmental enteric dysfunction (EED) is a rare pediatric tropical disease in the U.S. and Europe, however, more than 165 million children in developing countries in Africa and Asia suffer from it. As per section 524 of the Federal Food, Drug, and Cosmetic Act (FD&C) Act, EED would likely fall under ’‘Current List of Tropical Disease’’ number ’S,’ thus making a drug approved for EED in the U.S. potentially eligible for a Priority Review Voucher.

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

INN-108: Mild-to-Moderate Ulcerative Colitis

INN-108 is in development for mild-to-moderate UC and is expected to enter a proof-of-concept Phase 2 trial in the second half of 2018 after a successful Phase 1 trial at currently approved doses of mesalamine. UC is an IBD that affects more than 1.25 million people in the major markets of the United States, France, Germany, Italy, Spain, the United Kingdom, and Japan and is characterized by inflammation and ulcers in the colon and rectum. UC is a chronic disease that can be debilitating and sometimes lead to life-threatening complications. While poorly understood, a multitude of environmental factors and genetic vulnerabilities are thought to lead to the dysregulation of the immune response via a defective epithelial barrier. Although the majority of patients present with mild-to-moderate UC which can progress to severe UC, the focus of drug development has been in moderate-to-severe UC with little innovation or drug development for mild-to-moderate UC. The mainstay of treatment for mild-to-moderate UC remain various oral reformulations of mesalamine or 5-ASA (5-amino salicylic acid) such as Shire’s Lialda (approved 2007) and Pentasa (approved 1993), Allergan’s Asacol HD (approved 2008) and Valeant/Salix’s Apriso (approved 2008).

The initial IND was filed with the FDA by Nobex Corporation on May 15, 2003 for the use of APAZA (INN-108) for the treatment of ulcerative colitis. The IND was then transferred from Seachaid Corporation to Innovate effective March 19, 2014. Two Phase 1 studies in healthy subjects and patients with ulcerative colitis were conducted by Nobex with INN-108. No serious adverse events were reported during either study.

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

INN-108 Clinical Development Pathway

After completing two Phase 1 studies, the first of which was conducted between June 2003 and July 2003, and the second of which was conducted between and February 2004 and June 2004, a profile was established with dosing of mesalamine and 4-APAA at 2 grams each for a total of 4 grams three times a day.

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

Licensing Agreements

License with Alba Therapeutics Corporation

In February 2016, we entered into a license agreement (the “Alba License”) with Alba Therapeutics Corporation (“Alba”) to obtain an exclusive worldwide license to certain intellectual property relating to larazotide and related compounds.

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

Significant patents in the INN-202 patent estate include issued patents in the U.S. for methods of treating celiac disease with larazotide (US Patents 8,034,776 and 9,279,807), of which the last to expire has a term to July 16, 2030.

Other significant patents include the larazotide formulation patent family, which has three issued U.S. patents as well as 39 filings outside the U.S. (31 issued). The significant patents in the INN-202 patent estate formulation patent family includes patents covering the composition-of-matter (US Patent 9,265,811) and corresponding methods of treatment (US Patents 8,168,594 and 9,241,969) for the larazotide formulation, with the last to expire patent having an expiration in the U.S. of June 4, 2031.

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

Asset Purchase Agreement

In December 2014, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Repligen Corporation (“Repligen”) to acquire Repligen’s RG-1068 program for the development of secretin for the pancreatic imaging market and MRCP procedures. We now refer to this program as INN-329. As consideration for the Asset Purchase Agreement, we agreed to make a non-refundable cash payment on the date of the agreement and future royalty payments consisting of a percentage between five and fifteen of annual net sales, with such royalty payment percentage increasing as annual net sales increase. The royalty payments are made on a product-by-product and country-by-country basis and the obligation to make the payments expires with respect to each country upon the later of (i) the expiration of regulatory exclusivity for the product in that country or (ii) ten years after the first commercial sale in that country. The royalty amount is subject to reduction in certain situations, such as the entry of generic competition in the market.

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

As we further develop our molecules, we expect to consider secondary or back-up manufacturers for both active pharmaceutical ingredient and drug product manufacturing. To date, our third-party manufacturers have met the manufacturing requirements for our product candidates in a timely manner. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full-scale commercial demands but we have not assessed these capabilities beyond the supply of clinical materials to date. We currently engage CMOs on a ’‘fee for services’’ basis based on our current development plans. We plan to identify CMOs and enter into longer term contracts or commitments as we move our product candidates into Phase 3 clinical trials.

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

Corporate Information

Private Innovate was incorporated under the laws of North Carolina under the name “GI Therapeutics, Inc.” in 2012 and changed its name to “Innovate Biopharmaceuticals Inc.” when it converted to a Delaware corporation in 2014. In January 2018, Merger Sub merged with and into Private Innovate with Private Innovate surviving as a wholly owned subsidiary of the Company, and the Company changed its name to Innovate Biopharmaceuticals, Inc. Our principal executive offices are located at 8480 Honeycutt Road, Suite 120, Raleigh, NC 27615 and our telephone number is (919) 275-1933. Our corporate website address is  http://www.innovatebiopharma.com .. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. The contents of our website are not incorporated into this Annual Report on Form 10-K and our reference to the URL for our website is intended to be an inactive textual reference only.

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

The financial statements required by this item were previously submitted in a separate section beginning on page F-1 of the Form 10-K filed on March 14, 2018.

(a)(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(a)(3)	Exhibits

EXHIBIT INDEX

			FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE

2.1	+	Agreement and Plan of Merger and Reorganization by and among Monster Digital, Inc., Merger Sub and Innovate Biopharmaceuticals Inc., dated July 3, 2017		8-K	001-37797	2.1	July 6, 2017

2.2		Amendment, dated January 3, 2018, to Agreement and Plan of Merger and Reorganization by and among Monster Digital, Inc., Merger Sub and Innovate Biopharmaceuticals Inc., dated July 3, 2017		8-K	001-37797	2.1	January 5, 2018

2.3		Form of Support Agreement, by and between Monster Digital, Inc. and certain directors, officers and stockholders of Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.)		8-K	001-37797	2.2	July 6, 2017

2.4		Form of Support Agreement, by and between Innovate Biopharmaceuticals Inc. and the directors and executive officers and certain stockholders of Monster Digital, Inc. (now IB Pharmaceuticals)		8-K	001-37797	2.3	July 6, 2017

3.1		Certificate of Incorporation of the Company, as amended	*

3.2		Amended and Restated Bylaws of the Company		8-K	001-37797	3.2	February 2, 2018

4.1		Form of Share Certificate	*

4.2		Form of Warrant		8-K	001-37797	4.1	February 2, 2018

4.3		Senior Note dated January 29, 2018		8-K	001-37797	4.2	February 2, 2018

4.4		Subscription Agreement dated January 29, 2018		8-K	001-37797	10.1	February 2, 2018

4.5		Form of Warrant Certificate		S-1	333-207938	4.2	June 24, 2016

4.6		Form of Warrant Agreement by and between Monster Digital, Inc. and Corporate Stock Transfer, Inc.		S-1	333-207938	4.3	June 24, 2016

4.7		Warrant dated August 18, 2015 held by Noel Lee		S-1	333-207938	10.10	November 10, 2015

4.8		Registration Rights Agreement dated November 10, 2016 by and between Monster Digital, Inc. and Gibralt Capital Corporation		10-K	001-37797	10.23	March 31, 2017

10.1	†	Sublicense Agreement, dated February 19, 2016, between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Alba Therapeutics Corporation	X

10.2	†	License Agreement, dated February 26, 2016, between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Alba Therapeutics Corporation	X

10.3	†	Asset Purchase Agreement, dated December 23, 2014, between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Repligen Corporation	*

10.4	†	Apaza License Agreement, dated April 19, 2013, between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Seachaid Pharmaceuticals, Inc., as amended	*

			FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE

10.5		Note Purchase Agreement dated January 29, 2018		8-K	001-37797	10.2	February 2, 2018

10.6	#	Form of Director Indemnification Agreement		8-K	001-37797	10.3	February 2, 2018

10.7	#	Monster Digital, Inc. 2012 Omnibus Incentive Plan		S-1	333-207938	10.1	November 10, 2015

10.8	#	Form of Option Agreement and Option Grant Notice under the 2012 Omnibus Incentive Plan		S-1	333-207938	10.2	November 10, 2015

10.9	#	Form of Restricted Stock Award Agreement and Notice of Grant of Restricted Stock Award under the 2012 Omnibus Incentive Plan		S-1	333-207938	10.3	November 10, 2015

10.10	#	Form of Restricted Stock Unit Award Agreement and Notice of Grant of Restricted Stock Unit Award under 2012 Omnibus Incentive Plan		S-1	333-207938	10.4	November 10, 2015

10.11	#	Innovate Biopharmaceuticals Inc. 2015 Stock Incentive Plan, as amended	*

10.12	#	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan	*

10.13	#	Form of Nonstatutory Stock Option Agreement under the 2015 Stock Incentive Plan	*

10.14	#	Form of Restricted Stock Purchase Agreement under the 2015 Stock Incentive Plan	*

10.15	#	Consulting Agreement, dated May 7, 2015, by and between the Company and David Clarke		S-1	333-207938	10.11	November 10, 2015

10.16	#	Executive Employment Agreement, dated June 6, 2016, by and between the Company and David Olert		S-1	333-207938	10.21	November 10, 2015

10.17	#	Separation Agreement and Release of Claims, dated January 26, 2018, by and between the Company and David Olert	*

10.18		Consulting Agreement, dated February 17, 2018, by and between the Company and David Olert	*

			FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE

10.19	#	Consulting Agreement, dated May 26, 2016, by and between the Company and Jonathan Orban		S-1	333-207938	10.22	November 10, 2015

10.20	#	Executive Employment Agreement, dated November 2, 2015, by and between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Christopher Prior, as amended	*

10.21	#	Executive Employment Agreement, dated October 28, 2015, by and between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Sandeep Laumas, as amended	*

10.22	#	Executive Employment Agreement, dated October 28, 2015, by and between Innovate Biopharmaceuticals Inc. (now IB Pharmaceuticals Inc.) and Jay Madan, as amended	*

10.23	#	Executive Employment Agreement, dated March 9, 2018, by and between the Company and June Almenoff	*

10.24	#	Non-Employee Director Compensation Policy	*

10.25	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Sandeep Laumas	*

10.26	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Christopher Prior	*

10.27	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Jay Madan	*

21.1		List of Subsidiaries	*

23.1		Consent of CohnReznick LLP	*

31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE

31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

+	Pursuant to Regulation S-K Item 601(b)(2), certain schedules (or similar attachments) to this exhibit have not been filed herewith. A list of omitted schedules (or similar attachments) is included in the agreement. The Company agrees to furnish supplementally a copy of any such schedule (or similar attachment) to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment of omitted items.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Indicates management contract or compensatory plan or arrangement.

*	Indicates that the exhibit was previously filed or furnished on or with the Company’s Annual Report on Form 10-K on March 14, 2018, as applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2018	Innovate Biopharmaceuticals, Inc.

	By	/s/ Christopher Prior, Ph.D.
Name: Christopher Prior, Ph.D.
Title: Chief Executive Officer

