Form 10-Q
period 2018-06-30
INNOVATE BIOPHARMACEUTICALS, INC.
filed 2018-08-14
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018
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

As of August 7, 2018, the registrant had 25,787,437 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Balance Sheets

	(Unaudited) June 30, 2018	December 31, 2017
Assets

Current Assets:
Cash and cash equivalents	$10,663,434	$355,563
Prepaid expenses	244,390	161,844
Deferred offering costs	—	159,795
Due from related party	—	75,000

Total current assets	10,907,824	752,202

Property and equipment, net	45,371	40,707
Other assets	5,580	5,580

Total assets	$10,958,775	$798,489

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$3,347,614	$2,658,637
Accrued expenses	—	1,180,225
Note payable, net of debt discount	4,151,985	—
Convertible promissory notes, net	—	8,329,045
Convertible promissory notes, related party, net	—	244,816
Accrued interest	—	560,380

Total current liabilities	7,499,599	12,973,103

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit)

Common stock* - $0.0001 par value, 350,000,000 and 250,000,000 shares authorized; 25,695,602 and 11,888,240 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,570	11,888
Additional paid-in-capital	43,181,593	7,167,189
Accumulated deficit	(39,724,987)	(19,353,691)

Total stockholders’ equity (deficit)	3,459,176	(12,174,614)

Total liabilities and stockholders’ equity (deficit)	$10,958,775	$798,489
* Common shares adjusted for the exchange ratio from the reverse recapitalization
 See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Research and development	$1,243,221	$1,129,733	$7,601,225	$2,465,236
General and administrative	2,132,850	1,561,106	8,299,463	4,141,832

Total operating expenses	3,376,071	2,690,839	15,900,688	6,607,068

Loss from operations	(3,376,071)	(2,690,839)	(15,900,688)	(6,607,068)

Other income (expense):
Interest income	54,637	—	85,129	—
Interest expense	(894,118)	(99,483)	(4,555,737)	(171,130)

Total other income (expense), net	(839,481)	(99,483)	(4,470,608)	(171,130)

Loss before income taxes	(4,215,552)	(2,790,322)	(20,371,296)	(6,778,198)
Benefit from (provision for) income taxes	—	—	—	—

Net loss	$(4,215,552)	$(2,790,322)	$(20,371,296)	$(6,778,198)

Net loss per common share, basic and diluted*	$(0.16)	$(0.23)	$(0.87)	$(0.57)

Weighted-average common shares, basic and diluted*	25,695,171	11,888,240	23,481,834	11,888,240

* Common shares adjusted for the exchange ratio from the reverse recapitalization

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

	Common Stock*
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Stock Subscription Receivable	Total
Balance as of December 31, 2016	11,888,240	$11,888	$1,148,457	$(7,747,874)	$(25)	$(6,587,554)

Payment of stock subscription receivable	—	—	—	—	25	25
Share-based compensation	—	—	6,018,732	—	—	6,018,732
Net loss	—	—	—	(11,605,817)	—	(11,605,817)

Balance as of December 31, 2017	11,888,240	11,888	7,167,189	(19,353,691)	—	(12,174,614)

Change in par value from $0.001 to $0.0001	—	(10,699)	10,699	—	—	—
Issuance of shares as a result of reverse recapitalization	1,864,808	186	(978,860)	—	—	(978,674)
Issuance of common stock	7,111,631	711	16,136,950	—	—	16,137,661
Warrants issued with common stock	—	—	1,995,000	—	—	1,995,000
Warrants issued to placement agents	—	—	913,000	—	—	913,000
Stock issuance costs	—	—	(2,568,079)	—	—	(2,568,079)
Conversion of convertible debt and accrued interest	4,827,001	483	9,229,336	—	—	9,229,819
Beneficial conversion feature	—	—	3,077,887	—	—	3,077,887
Share-based compensation	—	—	8,186,000	—	—	8,186,000
Exercise of warrants	3,922	1	12,471	—		12,472
Net loss	—	—	—	(20,371,296)	—	(20,371,296)

Balance as of June 30, 2018 (unaudited)	25,695,602	$2,570	$43,181,593	$(39,724,987)	$—	$3,459,176

* Common shares adjusted for the exchange ratio from the reverse recapitalization

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.
Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities

Net loss	$(20,371,296)	$(6,778,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	8,186,000	3,472,900
Accrued interest on convertible promissory notes	25,578	150,988
Amortization of debt discount	1,171,985	20,142
Depreciation	9,279	1,674
Beneficial conversion feature	3,077,887	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(70,074)	(10,220)
Accounts payable	(289,697)	564,255
Accrued expenses	(1,020,430)	524,246

Net cash used in operating activities	(9,280,768)	(2,054,213)

Cash flows from investing activities

Purchase of property and equipment	(13,943)	(1,600)
Loan payments from related party	75,000	—

Net cash provided by (used in) investing activities	61,057	(1,600)

Cash flows from financing activities

Borrowings from note payable	3,000,000	—
Payments of note payable issuance costs	(20,000)	—
Borrowings from convertible promissory notes	345,000	1,700,000
Principal payments of convertible promissory notes	(275,000)	—
Proceeds from issuance of common stock and warrants	18,132,661	—
Payment of stock issuance costs	(1,495,284)	—
Payment of deferred offering costs	(159,795)	—
Payment of stock subscription receivable	—	25

Net cash provided by financing activities	19,527,582	1,700,025

Net increase (decrease) in cash and cash equivalents	10,307,871	(355,788)

Cash and cash equivalents as of beginning of period	355,563	360,811

Cash and cash equivalents as of end of period	$10,663,434	$5,023

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$280,287	$—

Supplemental disclosure of noncash financing activities

Conversion of convertible notes and accrued interest to common stock	$9,229,336	$—

Assumption of liabilities from reverse recapitalization transaction	$978,674	$—

Warrants issued to placement agents	$913,000	$—

Receivable for warrants exercised	$12,472	$—
See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Innovate Biopharmaceuticals, Inc. (the “Company” or “Innovate”) is a clinical-stage biopharmaceutical company developing novel medicines for autoimmune and inflammatory diseases with unmet medical needs. The Company’s pipeline includes drug candidates for celiac disease, nonalcoholic steatohepatitis (NASH), Crohn’s, and ulcerative colitis.

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

Monster, a Delaware corporation (formed in November 2010), and its subsidiary SDJ Technologies, Inc. (“SDJ”), was an importer of high-end memory storage products, flash memory and action sports cameras marketed and sold under the Monster Digital brand name acquired under a long-term licensing agreement with Monster, Inc. In September 2017, Monster incorporated MD Holding Co, Inc. (“MDH”), a Delaware corporation, and transferred all of the businesses and assets of Monster, including all shares of SDJ and those liabilities of Monster not assumed by Innovate pursuant to the Merger to MDH. In January 2018, the name of MDH was changed to NLM Holding Co., Inc.

On January 29, 2018, prior to the Merger, Private Innovate completed an equity financing (the “Equity Issuance”). See Note 3.

Basis of Presentation

The unaudited condensed interim financial statements as of June 30, 2018 and for the three and six months then ended, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financial statements and related notes reflect the historical results of Private Innovate prior to the Merger and of the combined company following the Merger, and do not include the historical results of Monster prior to the completion of the Merger. These financial statements and related notes should be read in conjunction with the audited financial statements of Private Innovate for the year ended December 31, 2017, included in the Company’s Form 8-K/A filed with the SEC on April 18, 2018, and Monster’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018, as amended.

There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2018 and 2017, as compared to the significant accounting policies disclosed in Note 1 of the financial statements of Private Innovate for the years ended December 31, 2017 and 2016. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

Business Risks

The Company faces risks associated with biopharmaceutical companies whose products are in the early stages of development. These risks include, among others, the Company’s need for additional financing to achieve key development milestones, the need to defend intellectual property rights, and the dependence on key members of management.

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

Accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Compensation and benefits	$—	$1,065,225
Other	—	115,000
Total	$—	$1,180,225

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

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

Share-Based Compensation

The Company measures compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the service period for awards expected to vest. Share-based compensation cost related to share-based payment awards granted to non-employees is adjusted each reporting period for changes in the fair value of the Company’s stock until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date that options are fully vested.

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $161,000 and $92,000 for the three months ended June 30, 2018 and 2017, and $309,000 and $235,000 for the six months ended June 30, 2018 and 2017, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. As the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same. For the three and six months ended June 30, 2018 and 2017, 8.5 million and 6.5 million potentially dilutive securities related to warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	2018	2017	2018	2017
Options outstanding under the Private Innovate 2015 Stock Incentive Plan	6,428,577	6,509,824	6,428,577	6,509,824
Warrants issued at an exercise price of $2.54	349,555	—	349,555	—
Warrants issued at an exercise price of $3.18	1,698,245	—	1,698,245	—
Total	8,476,377	6,509,824	8,476,377	6,509,824

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) (“ASU 2016-2”). The provisions of ASU 2016-2 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases. ASU 2016-2 supersedes the previous lease standard, Topic 840, Leases. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2018, and is expected to be effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective January 1, 2018, and the adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for the Company beginning with the first quarter of 2019 with early adoption permitted. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. There is substantial doubt that the Company will continue as a going concern for at least 12 months following the date these financial statements are issued without additional financing, based on the Company’s limited operating history and recurring operating losses.  As we continue to progress our research programs, we will need substantial additional funding to support our planned and future operating activities. Management’s plans with regard to these matters include entering into strategic partnerships or seeking additional debt or equity financing arrangements or a combination of these activities. The failure to obtain sufficient financing or strategic partnerships could adversely affect the Company’s ability to achieve its business objectives and continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3: MERGER AND FINANCING

As noted above, on January 29, 2018, Private Innovate and Monster completed the Merger in accordance with the terms of the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into IB Pharmaceuticals, with IB Pharmaceuticals surviving as the wholly owned subsidiary of Monster. Immediately following the Merger, Monster changed its name to Innovate Biopharmaceuticals, Inc. On March 29, 2018, IB Pharmaceuticals was merged into Innovate and ceased to exist.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

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

NOTE 4: NOTE PAYABLE

On January 29, 2018, the Company entered into a Note Purchase Agreement and Senior Note Payable (“Note”) with a lender.   The principal amount of the Note is $4.8 million (“Principal”). The Note was issued at a discount of $1.8 million and net of $20,000 for financing costs, for total proceeds of $2.98 million. The Note matures on September 30, 2018 (“Maturity Date”); however, the Maturity Date may be extended at the option of the lender under certain circumstances as outlined in the Note.   Interest on the Note accrues from January 29, 2018, at a rate of 12.5% per annum and quarterly payments of interest only are due beginning on March 30, 2018, and compound quarterly. Upon the Maturity Date of the Note, the Company is required to pay the lender an amount representing 105% of all outstanding Principal, accrued and unpaid interest, and any unpaid late charges, if applicable. The Note contains redemption features and certain non-financial covenants and penalties to the Company in the case of certain events of default, as defined in the Note. The Company is currently in compliance with the covenants of the Note.

The Note payable consists of the following:

June 30, 2018

Note payable	$4,800,000
Less debt discount	(648,015)
Total	$4,151,985

Amortization of debt discount recorded as interest expense was approximately $0.7 million and $1.2 million for the three and six months ended June 30, 2018, respectively.

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

Upon execution of the Alba License, the Company paid Alba a non-refundable license fee of $0.5 million. In addition, the Company is required to make milestone payments to Alba upon the achievement of certain clinical and regulatory

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

milestones totaling up to $1.5 million and payments upon regulatory approval and commercial sales of a licensed product totaling up to $150 million, which is based on sales ranging from $100 million to $1.5 billion.

Upon the Company paying Alba $2.5 million for the first commercial sale of a licensed product, the Alba License becomes perpetual and irrevocable. Upon the achievement of net sales in a year exceeding $1.5 billion, the Alba License also becomes milestone fee free. The Alba License provides Alba with certain termination rights; including failure of the Company to use Commercially Reasonable Efforts to develop the licensed products.

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

The Company was required to make an initial, non-refundable payment under the Seachaid Agreement in the amount of $0.2 million. The agreement also calls for milestone payments totaling up to $6.0 million to be paid when certain clinical and regulatory milestones are met. There are also commercialization milestone payments ranging from $1.0 million to $2.5 million depending on net sales of the products in a single calendar year, followed by royalty payments in the single digits based on net product sales.

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

NOTE 6: STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 360 million shares of capital stock, par value $0.0001 per share, of which 350 million shares are designated as common stock and 10 million shares are designated as preferred stock.

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

As of June 30, 2018, there were options to purchase 1,683 shares of Innovate common stock outstanding under the Omnibus Plan and 4,505 shares available for future grants under the Omnibus Plan. As of June 30, 2018, all of the options outstanding were fully vested and the weighted average exercise price was $45.00 per share. There was no unrecognized compensation expense related to the Omnibus Plan as of June 30, 2018.

As of June 30, 2018, there were options to purchase 6,428,577 shares of Innovate common stock outstanding under the Private Innovate Plan and 1,108,744 shares available for issuance under the Private Innovate Plan; however, the Company does not intend to issue any additional awards from the Private Innovate Plan.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

The terms of the option agreements are determined by the Company’s board of directors. The Company’s awards vest based on the terms in the agreements with some awards vesting immediately and others vesting typically over a period of three to four years with options typically having a term of ten years.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted or re-measured for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	67% – 68%	76%	67% – 72%	69% –76%
Risk-free interest rate	2.8% – 2.9%	2.2% – 2.3%	2.7% – 2.9%	2.0% – 2.4%
Term of options	8.7 – 9.3	9.7 – 10.0	8.7 – 9.5	5.0 – 10.0

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	6,843,296	$1.56	$6,617,433	9.04
Options granted	—	—	—	—
Options forfeited	(414,719)	2.08	—	—
Options exercised	—	—	—	—
Outstanding at June 30, 2018	6,428,577	1.53	141,694,679	8.24
Exercisable at June 30, 2018	5,396,755	1.44	119,438,461	8.14
Vested and expected to vest at June 30, 2018	6,366,229	$1.52	$140,355,814	8.23

The weighted average grant date fair value of options granted was $1.79 and $1.60 during the three and six months ended June 30, 2017. There were no options granted during the three and six months ended June 30, 2018.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

Share-based compensation expense recognized in the Company’s financial statements was as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	2018	2017	2018	2017
Research and development	$(334,000)	$367,600	$5,417,000	$1,313,400
General and administrative	150,000	718,100	2,769,000	2,159,500
Total share-based compensation	$(184,000)	$1,085,700	$8,186,000	$3,472,900

The adjustment to research and development expense for the three months ended June 30, 2018, resulted from the remeasurement of non-employee options during the period.

As of June 30, 2018, there was approximately $8.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.7 years.

The Private Innovate Plan provides for accelerated vesting under certain change-of-control transactions.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Employment Agreements

Prior to March 11, 2018, the Company was party to employment agreements with certain executives of the Company. Under the terms of these agreements, the Company agreed to pay the executives certain payments upon the achievement of financial milestone events. These milestone events were based on total debt or equity funding received by the Company. During the three and six months ended June 30, 2017, the initial funding milestone was reached and the executives in the aggregate were paid $145,000 in accordance with the terms of these agreements. During January 2018, additional financial milestone events were achieved through the Merger and Equity Issuance events and the Company paid these executives approximately $1.1 million in accordance with the agreements, which was included in accrued expenses as of December 31, 2017.

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

Office Lease

In October 2017, the Company entered into a three-year lease for office space that expires on September 30, 2020. Base annual rent is $60,000, or $5,000 per month. The first two months of rent were paid in advance upon lease signing and the next ten months of rent were paid in advance on November 30, 2017. Beginning with month thirteen, monthly payments of $5,000 will be paid in advance of the one day of each month of the remaining term. A security deposit of $5,000 was paid in October 2017. The lease contains a two-year renewal option.

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2018, the date these financial statements were available for issuance, and has determined that there were no events which have occurred that would require adjustment to or disclosure in these financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context otherwise requires, as used in this report, the words “we,” “us,” “our,” the “Company” and “Innovate” refer to Innovate Biopharmaceuticals, Inc. as of and following the closing of the Merger on January 29, 2018, and, where applicable, the business of Private Innovate prior to the Merger. All references to “Monster” refer to Monster Digital, Inc. prior to the closing of the Merger.

The following analysis reflects the historical financial results of Private Innovate prior to the Merger and that of Innovate following the Merger and does not include the historical financial results of Monster. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements of Private Innovate for the year ended December 31, 2017, included in our Form 8-K/A filed with the SEC on April 18, 2018, and Monster’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018, as amended.

Company Overview

We are a clinical-stage biopharmaceutical company developing novel medicines for autoimmune and inflammatory diseases with unmet medical needs, including drug candidates for celiac disease, nonalcoholic steatohepatitis (NASH), Crohn’s disease and ulcerative colitis (UC). The lead program, INN-202 (larazotide acetate or larazotide is entering Phase 3 registration trials, targeted for the second half of 2018, and has the potential to be the first-to-market therapeutic for celiac disease, an unmet medical need, which affects an estimated 1% of the North American population or approximately 3 million individuals. Celiac patients have no treatment alternative other than a strict lifelong adherence to a gluten-free diet, which is difficult to maintain and can be deficient in key nutrients. Another indication for which larazotide is currently being developed is NASH. NASH is an unmet medical need disease affecting approximately 5%-6% of the U.S. adult population. We are developing a proprietary formulation of larazotide for NASH, INN-217, for efficient delivery to the intestine. INN-217 has the potential to reduce the transport of bacterial toxins and immunogenic antigens, including lipopolysaccharide (LPS). There are currently a number of drugs in drugs in development for NASH; however, to our knowledge, none have larazotide’s mechanism of action (MoA).

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

We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as we:

•continue research and development, including preclinical and clinical development of our existing product candidates;

•potentially seek regulatory approval for our product candidates;

•commercialize any product candidates for which we obtain regulatory approval;

•maintain and protect our intellectual property rights;

•add operational, financial and management information systems and personnel; and

•incur additional legal, accounting and other expenses in operating as a public company.

Recent Developments

Merger and Financing

On January 29, 2018, Monster Digital, Inc., a Delaware corporation now known as Innovate Biopharmaceuticals, Inc. (the “Company”) completed its merger with privately-held Innovate Biopharmaceuticals Inc. (“IB Pharmaceuticals” or “Private Innovate”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated July 3, 2017, whereby Monster Merger Sub., Inc. (“Merger Sub”), a wholly owned subsidiary of the Company merged with and into IB Pharmaceuticals, with IB Pharmaceuticals surviving as the Company’s wholly owned subsidiary (the “Merger”). In connection with the Merger, we changed our name from Monster Digital, Inc. to Innovate Biopharmaceuticals, Inc. On March 29, 2018, IB Pharmaceuticals was merged into Innovate and ceased to exist.

Immediately prior to the closing of the Merger, accredited investors purchased shares of common stock of IB Pharmaceuticals in a private placement for gross proceeds of approximately $18.1 million (the “Equity Issuance”). IB Pharmaceuticals issued five-year warrants to each purchaser of common stock with an exercise price of $3.18 per share after giving effect to the Exchange Ratio. Concurrently with the Equity Issuance, convertible promissory notes issued by IB Pharmaceuticals in the aggregate principal amount of approximately $8.65 million, plus accrued interest of $0.6 million, were converted into shares of IB Pharmaceuticals common stock at a price per share of $0.7206 (the “Conversion”).

H.C. Wainwright & Co., LLC (“HCW”) and GP Nurmenkari Inc. (“GPN”) were retained as the placement agents for the Equity Issuance. HCW was paid a flat fee of $250,000, a cash fee of $285,000 (equal to 10% of the gross proceeds of the Equity Issuance up to a certain cap), a cash fee of $9,018 (equal to 3.5% of the gross proceeds in excess of a certain cap), and non-accountable expense allowance of $50,000. GPN was paid a cash fee of $891,266 (equal to 10% of the gross proceeds of certain investors in the Equity Issuance) and non-accountable expense allowance of $50,000. IB Pharmaceuticals issued to affiliates of HCW five-year warrants to purchase 209,951 shares of common stock with an exercise price per share equal to $3.18 (after giving effect to the Exchange Ratio). IB Pharmaceuticals issued to GPN five-year warrants to purchase 349,555 shares of common stock with an exercise price per share equal to $2.54 and five-year warrants to purchase 69,911 shares of common stock with an exercise price of $3.18 (after giving effect to Exchange Ratio). Upon the closing of the Merger, the outstanding shares of IB Pharmaceuticals’ common stock were exchanged for shares of common stock of Monster at an exchange ratio of one share of IB Pharmaceuticals common stock to 0.37686604 shares of Monster common stock (the “Exchange Ratio”). Immediately following the closing of the Merger, after giving effect to the Equity Issuance and applying the Exchange Ratio, Monster’s securityholders owned approximately 5.8% of the outstanding common stock of the Company on a fully-diluted basis and IB Pharmaceuticals’ securityholders owned approximately 94.2% of the outstanding common stock of the Company.

On January 29, 2018, we entered into a Note Purchase Agreement and Senior Note Payable (“Note”) with a lender. The principal amount of the Note is $4,800,000 (“Principal”). The Note was issued at a discount of $1,800,000 and net of $20,000 for financing costs, for total proceeds of $2,980,000. The Note matures on September 30, 2018 (“Maturity Date”), however, the Maturity Date may be extended at the option of the lender under certain circumstances as outlined in the Note. Interest on the Note accrues starting on January 29, 2018, at a rate of 12.5% per annum and payments of interest only are due beginning on March 30, 2018 and compound quarterly. Upon the Maturity Date of the Note, we are required to pay the lender an amount representing 105% of all outstanding Principal, accrued and unpaid interest, and any unpaid late charges, if applicable (“Outstanding Amount”). The Note contains redemption features and certain non-financial covenants and penalties to us in the case of certain events of default, as defined in the Note.

Research and Development

As we move towards initiating the Phase 3 registration trials for INN-202, we are performing key study start up activities, including study site identification. We anticipate that our first Phase 3 trial will have approximately 925 subjects, with three treatment groups (two different doses of larazotide and a placebo group).

Recent research and development milestones include:

•	creation of a Scientific Advisory Board for NASH;

•
acceptance of two abstracts at the Digestive Disease Week conference in June 2018; This work was performed in collaboration with Dr. Anthony Blikslager of North Carolina State University. We continue to collaborate with Dr. Blikslager to further understand and characterize the mechanism of action of larazotide; and

•
initiation of a collaboration with Dr. O. Colin Stine of the University of Maryland, Baltimore to study larazotide’s corrective effect on the dysfunctional intestinal barrier and the dysfunctional microbiome in various diseases.

Critical Accounting Policies

Use of Estimates.  While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this Form 10-Q and in our Form 8-K/A filed with the SEC on April 18, 2018, as amended, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Areas of the financial statements where estimates may have the most significant effect include accrued expenses, share-based compensation, deferred compensation, valuation allowance for income tax assets, and management’s assessment of our ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

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

Research and Development.   Research and development expenses consist of costs incurred to further our research and development activities and include salaries and related employee benefits, manufacturing of pharmaceutical active ingredients and drug products, costs associated with clinical trials, nonclinical activities, regulatory activities, research-related overhead expenses and fees paid to expert consultants, external service providers, and contract research organizations which conduct certain research and development activities on our behalf. Costs incurred in the research and development of products are charged to research and development expense as incurred.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases. ASU 2016-02 supersedes the previous lease standard, Topic 840, Leases. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2018, and is expected to be effective for us for the year ending December 31, 2019. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The provisions of ASU 2016-15 address eight specific cash flow issues and how those certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018, and the adoption of this standard did not have a material impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018, and the adoption of this standard did not have a material impact on our financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for the Company beginning with the first quarter of 2019 with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table sets forth the key components of our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change

Operating expenses:
Research and development	$1,243,221	$1,129,733	$113,488	10%
General and administrative	2,132,850	1,561,106	571,744	37%
Total operating expenses	3,376,071	2,690,839	685,232	25%

Loss from operations	(3,376,071)	(2,690,839)	685,232	25%
Other income (expense), net	(839,481)	(99,483)	739,998	744%

Net loss	$(4,215,552)	$(2,790,322)	$1,425,230	51%

Research and Development Expense

Research and development expense for the three months ended June 30, 2018, increased approximately $0.1 million, or 10%, as compared to the three months ended June 30, 2017. The increase was driven primarily by:

•	an increase of approximately $1.0 million in clinical trial costs associated with preparation for our Phase III clinical trials;

•	an increase of approximately $0.1 million primarily related to additional employees performing research and development services or oversight;

•	an increase of approximately $0.1 million in research and development costs for INN-217;

•
a decrease of approximately $0.7 million in share-based compensation, non-cash expense primarily due to the decrease in the market value of our common stock between March 31, 2018, and June 30, 2018; and

•	a decrease of approximately $0.4 million in manufacturing costs for INN-202;

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2018, increased approximately $0.6 million, or 37%, as compared to the three months ended June 30, 2017. The increase was driven primarily by:

•
an increase of approximately $0.7 million in accounting and legal fees associated with SEC filings, an increase in the utilization of outsourced accounting personnel, and additional insurance and other costs associated with operating as a public company;

•	an increase of approximately $0.2 million in travel and conference costs for investor and industry conferences;

•	an increase of approximately $0.3 million for patent costs, compensation costs and consulting fees for business development and investor relations; and

•	a decrease of approximately $0.6 million in share-based compensation, non-cash expense primarily due to the decrease in the market value of our common stock between March 31, 2018, and June 30, 2018.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2018, increased by approximately $0.7 million, or 744%, as compared to the three months ended June 30, 2017. The increase was primarily due to an increase of approximately $0.7 million in amortization of debt discount and $0.1 million in interest expense associated with our $4.8 million Senior Note Payable issued on January 29, 2018, offset by a decrease of $0.1 million in interest expense from convertible debt that was outstanding during the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table sets forth the key components of our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change

Operating expenses:
Research and development	$7,601,225	$2,465,236	$5,135,989	208%
General and administrative	8,299,463	4,141,832	4,157,631	100%
Total operating expenses	15,900,688	6,607,068	9,293,620	141%

Loss from operations	(15,900,688)	(6,607,068)	9,293,620	141%
Other income (expense), net	(4,470,608)	(171,130)	4,299,478	2,512%

Net loss	$(20,371,296)	$(6,778,198)	$13,593,098	201%

Research and Development Expense

Research and development expense for the six months ended June 30, 2018, increased approximately $5.1 million, or 208%, as compared to the six months ended June 30, 2017. The increase was driven primarily by:

•
an increase of approximately $4.1 million in share-based compensation, non-cash expense primarily due to the increase in the market value of our common stock between June 30, 2017 and June 30, 2018. Share-based compensation, non-cash expense for the six months ended June 30, 2018 and 2017 was $5.4 million and $1.3 million, respectively;

•	an increase of approximately $1.0 million in clinical trial costs associated with preparation for our Phase III clinical trials;

•	an increase of approximately $0.2 million in compensation costs primarily related to additional employees performing research and development services or oversight; and

•	a decrease of approximately $0.2 million in manufacturing costs for INN-202.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2018, increased approximately $4.2 million, or 100%, as compared to the six months ended June 30, 2017. The increase was driven primarily by:

•	an increase of approximately $1.2 million in accounting and legal fees associated with the Merger, SEC filings, and an increase in the utilization of outsourced accounting personnel;
•an increase of approximately $1.0 million in transaction advisory fees associated with the Merger;

•
an increase of approximately $0.6 million in share-based compensation, non-cash expense primarily due to the increase in the market value of our common stock. Share-based compensation, non-cash expense for the six months ended June 30, 2018 and 2017 was $2.8 million and $2.2 million, respectively;

•	an increase of approximately $0.6 million for increased insurance costs, Nasdaq listing fees and other additional costs associated with operating as a public company; and

•	an increase of approximately $0.6 for patent costs, compensation costs and consulting fees and travel expenses for business development, industry conferences and investor relations.

Other income (expense), net

Other income (expense), net, for the six months ended June 30, 2018, increased by approximately $4.3 million, or 2,512%, as compared to the six months ended June 30, 2017. The increase was primarily due to a non-cash charge of $3.1 million for the beneficial conversion feature that was triggered when our convertible debt and accrued interest were converted to common stock at a 25% discount on January 29, 2018. The additional increase was due to non-cash interest expense of approximately $1.2 million for the amortization of debt discount and $0.3 million in cash interest expense associated with our $4.8 million Senior Note Payable issued on January 29, 2018, offset by $0.1 million of interest income and a decrease of $0.2 million in interest expense from convertible debt.

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

Sources of Liquidity

As of June 30, 2018, we had cash and cash equivalents of approximately $10.7 million, compared to approximately $0.4 million as of December 31, 2017. We expect to incur substantial expenditures in the foreseeable future for the development and clinical trials of our product candidates. We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future. We will continue to seek funds through debt or equity financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources of financing. If we are unable to raise additional funds when needed, our ability to develop our product candidates may be impaired. We may also be required to delay, reduce, or terminate some or all of our development programs and clinical trials.

On January 29, 2018 we completed the Merger, which was accounted for as a reverse recapitalization. Immediately prior to the closing of the Merger, accredited investors purchased shares of Private Innovate common stock in a private placement for gross proceeds of approximately $18.1 million, or $16.5 million, net of approximately $1.5 million in placement agent fees and $80,000 in non-accountable expense costs. Additionally, Private Innovate issued five-year warrants to each cash purchaser of common stock, or an aggregate of approximately 1.4 million warrants, with an exercise price of $3.18 per share after giving effect to the Exchange Ratio. Private Innovate also issued 349,555 five-year warrants with an exercise price of $2.54 per share and 279,862 five-year warrants with an exercise price of $3.18 per share (after giving effect of the Exchange Ratio) to the respective placement agents and their affiliates.

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

On January 29, 2018, Private Innovate entered into a Note Purchase Agreement and Senior Note Payable (“Note”) with a lender.  The principal amount of the Note is $4.8 million.  The Note was issued at a discount of $1.8 million and net of $20,000 for financing costs, for total proceeds of $2.98 million.  The Note matures on September 30, 2018 (“Maturity Date”); however, the Maturity Date may be extended at the option of the lender under certain circumstances as outlined in the Note.  Interest on the Note accrues starting on the closing date at a rate of 12.5% per annum and payments of interest only are due beginning on June 30, 2018, and compound quarterly.

Cash Flows

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(9,280,768)	$(2,054,213)
Investing activities	61,057	(1,600)
Financing activities	19,527,582	1,700,025
Net increase (decrease) in cash and cash equivalents	$10,307,871	$(355,788)

Operating Activities

For the six months ended June 30, 2018, our net cash used in operating activities of approximately $9.3 million primarily consisted of a net loss of $20.4 million, offset by adjustments for share-based compensation of approximately $8.2 million, non-cash interest expense of approximately $4.2 million, and decreases in accounts payable and accrued expenses of approximately $1.3 million.

For the six months ended June 30, 2017, our net cash used in operating activities of approximately $2.1 million primarily consisted of a net loss of $6.8 million, offset by adjustments for share-based compensation of approximately $3.5 million and an increase in accounts payable and accrued expenses of approximately $1.1 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2018, primarily represented loan payments received from a related party of $75,000 offset by the purchase of office furniture and computer equipment. Net cash used in investing activities for the six months ended June 30, 2017, represented the purchase of computer equipment.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities of approximately $19.5 million primarily consisted of the proceeds of $18.1 million received from the sale of our common stock and warrants and $3.0 million from the issuance of a note payable offset by approximately $1.6 million in stock issuance and deferred offering costs.

For the six months ended June 30, 2017, net cash provided by financing activities of approximately $1.7 million primarily consisted of borrowings from convertible debt.

Future Funding Requirements

We have not generated any revenue from product sales or any other activities. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize, or out license, one or more of our product candidates and do not know when, or if, these will occur. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations, including increased costs associated with being a public company.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting due to our limited resources available to address our internal controls and procedures and our reliance on part-time consultants to assist us with our financial accounting and compliance obligations. In connection with the preparation of Private Innovate’s audited financial statements for the year ended December 31, 2017, its independent auditors advised management that a material weakness existed in internal control over financial reporting due to its inability to adequately segregate duties as a result of its limited number of accounting personnel, and this material weakness has not been remediated in the Company’s internal control over financial reporting as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

In connection with the Merger, the internal control structure of Monster was replaced by the internal control structure of Private Innovate. As of June 30, 2018, there were no other material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, substantial resources have been dedicated to the acquisition and development of our product candidates, INN-202 (larazotide acetate), INN-108 and INN-329 (secretin). We will require significant additional capital to continue operations and to execute on our current business strategy to develop INN-202 through to regulatory approval and further develop INN-217, INN-289, INN-108 and INN-329 for eventually seeking regulatory approval. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

Our auditor has expressed substantial doubt about our ability to continue as a going concern.

The audit report on our financial statements for the years ended December 31, 2017 and 2016, included an explanatory paragraph related to recurring losses from operations and dependence on additional financing to continue as a going concern. We have incurred net losses for the three and six months ended June 30, 2018 and 2017, and for the years ended December 31, 2017 and 2016, and had an accumulated deficit of $39.7 million as of June 30, 2018. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity financing or enter into strategic partnerships. On January 29, 2018, we sold approximately $18.1 million of shares of common stock, or $16.5 million, net of approximately $1.6 million in placement agent fees and non-accountable expense costs. In addition, we received approximately $3.0 million in proceeds from a debt financing. We intend to continue to finance our operations through strategic partnerships and/or debt or equity financing. The failure to obtain strategic partnerships or sufficient financing could adversely affect our ability to achieve our business objectives and continue as a going concern.

 We will require substantial additional financing to obtain regulatory approval for INN-202 for celiac disease, and for further development of INN-217 (for NASH) INN-108 (for ulcerative colitis) INN-289 (for Crohn’s disease) and INN-329 (for magnetic resonance cholangiopancreatography or “MRCP”), and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts and other operations.

For the six months ended June 30, 2018 and 2017, and for the years ended December 31, 2017 and 2016, we incurred losses from operations of $20.4 million, $6.8 million, $11.2 million and $5.4 million, respectively, and net cash used in operating activities was $9.3 million, $2.1 million, $5.1 million and $2.2 million, respectively. At June 30, 2018, we had an accumulated deficit of $39.7 million and cash and cash equivalents of $10.7 million. We expect to continue to incur substantial operating losses for the next several years as we advance our product candidates through clinical development, U.S. and other regional regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve on a timely basis, or at all.

Our capital requirements for the foreseeable future will depend in large part on, and could increase significantly as a result of, our expenditures on our development programs. Future expenditures on our development programs are subject to many uncertainties, and will depend on, and could increase significantly as a result of, many factors, including:

•	the number, size, complexity, results and timing of our drug development programs;

•	the number of nonclinical and clinical studies necessary to demonstrate acceptable evidence of the safety and efficacy of our product candidates;

•	the terms of any collaborative or other strategic arrangement that we may establish;

•	changes in standards of care which could increase the size and complexity of clinical studies;

•	the ability to locate patients to participate in a study given the limited number of patients available for orphan or ultra-orphan indications;

•	the number of patients who participate, the rate of enrollment, and the ratio of randomized to evaluable patients in each clinical study;

•	the number and location of sites and the rate of site initiation in each study;

•	the duration of patient treatment and follow-up;

•	the potential for additional safety monitoring or other post-marketing studies that may be requested by regulatory agencies;

•	the time and cost to manufacture clinical trial material and commercial product, including process development and scale-up activities, and to conduct stability studies, which can last several years;

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

We are substantially dependent upon the clinical, regulatory and commercial success of our five product candidates, INN-202, INN-217, INN-108, INN-289 and INN-329. Clinical drug development involves a lengthy and expensive process with an uncertain outcome; results of earlier studies and trials may not be predictive of future trial results; and our clinical trials may fail to adequately demonstrate to the satisfaction of regulatory authorities the safety and efficacy of our five product candidates.

The success of our business is dependent on our ability to advance the clinical development of INN-202 for the treatment of celiac disease, INN-217 for NASH, INN-108 for the treatment of mild to moderate ulcerative colitis, INN-289 for Crohn’s disease and INN-329 for MRCP. INN-202 has successfully completed Phase 2 trials; however, Phase 3 pivotal studies and open label safety studies remain to be conducted. We will need to prepare for INN-108 to enter Phase 2 efficacy trials for mild to moderate ulcerative colitis. INN-329 requires additional studies to be performed for completion of Phase 3 trials. INN-217 and INN-289 require pre-clinical studies followed by clinical trials.

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

•FDA rejection of our New Drug Application (“NDA”) submissions for our product candidates;

•regulatory rejection in the European Union, Japan, and other markets;

•	inability to consistently manufacture commercial supplies of drug and delivery devices resulting in slowed market development and lower revenue;

•poor commercial sales due to:

◦	the ability of our future sales organization or our potential commercialization partners to effectively sell our product candidates;

◦	lack of success in educating physicians and patients about the benefits, administration, and use of our product candidates;

◦	low patient demand for our product candidates;

◦	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for the targeted indications of our product candidates;

◦	poor prescription coverage and inadequate reimbursement for our product candidates;

•inability to enforce our intellectual property rights in and to our product candidates; and

•reduction in the safety profile of our product candidates following approval.

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

We have historically operated with a limited number of employees. We currently have eight full-time employees, including two employees engaged full-time and one employee engaged part-time in research and development. Therefore, institutional knowledge is concentrated within a small number of employees. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. Our future success is highly dependent upon the contributions of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

We are exposed to the risk that our employees, independent contractors and consultants, principal investigators, clinical research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other vendors, and any future commercial partners may engage in fraudulent conduct or other misconduct. This type of misconduct may include intentional failures to comply with Food and Drug Administration (“FDA”) regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards required by Current Good Manufacturing Practices (“cGMP”) or our standards, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to them. The misconduct of our employees and other of our service providers could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business ethics and conduct, but it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity, such as the implementation of a quality system which entails vendor audits by quality experts, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

We do not currently employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We engage consultants, advisors, CROs, and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities, and expect to continue to outsource all or a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control, and our third-party service providers may not perform their activities as required or expected including the maintenance of Good Clinical Practices (“GCP”), Good Laboratory Practices (“GLP”) and Good Manufacturing Practices (“GMP”) compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

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

We currently have eight full-time employees, including two employees engaged full-time and one employee engaged part-time in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

•regulatory authorities may withdraw approval of the product; and

•our reputation may suffer.

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

We rely on information technology (“IT”) systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory data, clinical data and corporate records, to communicate with staff and external parties, and to operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories, and archives. If any of these third-party information technology providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyber-attacks or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed, or could fail.

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

In addition, a clinical study may be suspended or terminated by us, an independent review board (IRB), a data safety monitoring board, the FDA or other regulatory authorities due to a number of factors, including:

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

We are preparing INN-202, larazotide acetate, for Phase 3 clinical trials, the success of which will be needed for FDA approval to market INN-202 in the United States to treat celiac disease in patients with persistent symptoms while adhering to a gluten free diet. While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing and may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are required by the FDA to conduct a long-term safety study on INN-202. The results of this study will not be known until a short time prior to potential submission of an NDA for INN-202. If the safety study cannot be completed for technical or other reasons, or provides results that the FDA determines to be concerning, this may cause a delay or failure in obtaining approval for INN-202. We are conducting pre-clinical work for INN-217 in NASH and INN-289 in Crohn’s disease to prepare for future clinical proof-of-concept trials.

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

We rely on patents and other intellectual property to maintain exclusivity for our product candidates. INN-202 and INN-108 are covered by several issued patents in the U.S., issued patents outside the U.S., and with patent applications pending in several jurisdictions. INN-329 is not protected by patents. Intellectual property relating to the INN-202 program is exclusively licensed from Alba Therapeutics Corp. Intellectual property relating to INN-108 program is exclusively licensed from Seachaid Pharmaceuticals Inc. There are two pending patent applications relating to INN-217 based on Innovate’s internal developments.

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

Further, the INN-202 primary end point is a proprietary Patient reported outcome measure (CeD PRO) that is protected by copyright until 2106. However, copyright protection may not be sufficient to exclude others from developing products that compete with INN-202.

The patent prosecution process is expensive and time-consuming. We, and any future licensors and licensees, may not apply for or prosecute patents on certain aspects of our product candidates at a reasonable cost, in a timely fashion, or at all. We may not have the right to control the preparation, filing and prosecution of some patent applications related to our product candidates or technologies. As a result, these patents and patent applications may not be prosecuted and enforced in a manner consistent with our best interests. It is also possible that we or any future or present licensors or licensees will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, it is possible that defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, assignment, term or claim scope. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid or unenforceable. In addition, one or more parties may independently develop similar technologies or methods, duplicate our technologies or methods, or design around the patented aspects of our products, technologies or methods. Any of these circumstances could impair our ability to protect our products, if approved, in ways which may have an adverse impact on our business, financial condition and operating results.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the United States Patent and Trademark Office (“USPTO) and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in decreased patent term or in abandonment or lapse of the patent or patent application, leading to partial or complete loss of patent rights in the relevant jurisdiction.

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

Larazotide acetate has issued patents for composition of matter, method of use and its formulation in the United States, our primary targeted market. INN-202 has either been issued patents or is prosecuting patent applications in numerous countries outside the United States. The barrier to entry for any company developing larazotide acetate for celiac disease is very high. We believe that INN-202 is the first drug entering into Phase 3 clinical trials for celiac disease. Additionally, if larazotide acetate is the first drug granted FDA approval for celiac disease, competitors may need to license or to seek approval from us for the usage of our CeD PRO as an endpoint in subsequent celiac disease trials.

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

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, since our stock began trading under the symbol “INNT” on January 29, 2018, through August 7, 2018, the price thereof has ranged from a low of $3.43 per share to a high of $50.50 per share. Companies like us with a lower number of shares comprising their public floats and limited trading activity may experience greater volatility in their stock prices. The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	regulatory or legal developments in the United States and foreign countries;

•	results from or delays in clinical trials of our product candidates;

•
announcements of regulatory approval or disapproval of INN-202 (for celiac disease), INN-217 (NASH), INN-329 (Crohn’s disease), INN-108 (for ulcerative colitis), and INN-329 (for magnetic resonance cholangiopancreatography or MRCP) or any future product candidates;

•	commercialization of our product candidates;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	actual or anticipated quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	sales of substantial amounts of our stock by insiders and other stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with strategic partners; and

•	the other factors described in this section entitled “Risk Factors.”

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

If we or our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public markets, the trading price of our common stock could decline significantly. On March 14, 2018, we filed a shelf registration statement, or the Shelf Registration Statement, which was declared effective on July 13, 2018. Under the Shelf Registration Statement, we may, from time to time, sell our common stock in one or more offerings up to an aggregate dollar amount of $175.0 million (of which up to an aggregate of $40 million may be sold in an “at-the-market” offering as defined in Rule 415 of the Securities Act). In addition, the selling stockholders included in the Shelf Registration Statement may from time to time sell up to an aggregate amount of approximately 13.99 million shares of our common stock (including up to approximately 2.1 million shares issuable upon exercise of warrants) in one or more offerings. As of August 7, 2018, we had approximately 25.8 million shares of common stock outstanding and exercisable warrants to purchase approximately 2.0 million shares of common stock outstanding, and therefore sales of common stock by us or our stockholders under the Registration Statement may represent a significant percentage of our common stock currently outstanding. If we or our stockholders sell, or the market perceives that we or our stockholders intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly. For example, our closing stock price on July 13, 2018, prior to the Registration Statement being declared effective, was $23.70 per share, and our closing stock price on July 16, 2018, after the Registration Statement was declared effective, was $8.08 per share.

The issuance of shares upon exercise of our outstanding options and warrants may cause substantial dilution to our existing stockholders and reduce the trading price of our common stock.

We presently have outstanding and exercisable options and warrants that if exercised would result in the issuance of approximately 8.5 million shares of our common stock. The issuance of shares upon exercise of warrants and options may result in dilution to the interests of other stockholders and may reduce the trading price of our common stock.

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

If we sell our common stock in the future, stockholders may experience immediate dilution and, as a result, the market price of our common stock may decline.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially own approximately 52.0% of our outstanding common stock. Accordingly, these stockholders, acting together, will continue to be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

•eliminate cumulative voting in the election of directors;

•	authorize the Board to issue shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;

•permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;

•prohibit stockholders from calling a special meeting of stockholders;

•	require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings; and

•authorize the Board, by a majority vote, to amend the bylaws.

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

Item 2. Recent Sales of Unregistered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.

Exhibit Index

			FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE
10.1	†	Sublicense Agreement, dated February 19, 2016, between the Company and Alba Therapeutics Corporation		10-K/A	001-37797	10.1	June 29, 2018
10.2	†	License Agreement, dated February 26, 2016, between the Company and Alba Therapeutics Corporation		10-K/A	001-37797	10.2	June 29, 2018
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS		XBRL Instance Document	X
101.SCH		XBRL Taxonomy Extension Schema Document	X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF		XBRL Taxonomy Extension Definition Document	X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNOVATE BIOPHARMACEUTICALS, INC.
a Delaware corporation

Date:	August 14, 2018	By:	/s/ Jay P. Madan
Jay P. Madan
President, Chief Business Officer and Interim Principal Financial Officer