Form 10-Q
period 2018-09-30
INNOVATE BIOPHARMACEUTICALS, INC.
filed 2018-11-13
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☑

As of November 6, 2018, the registrant had 26,071,244 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Balance Sheets

	(Unaudited) September 30, 2018	December 31, 2017
Assets

Current Assets:
Cash and cash equivalents	$8,111,682	$355,563
Prepaid expenses	525,582	161,844
Deferred offering costs	—	159,795
Due from related party	—	75,000
Total current assets	8,637,264	752,202

Property and equipment, net	40,233	40,707
Other assets	5,580	5,580

Total assets	$8,683,077	$798,489

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$2,882,876	$2,658,637
Accrued expenses	229,401	1,180,225
Note payable	5,190,000	—
Convertible promissory notes, net	—	8,329,045
Convertible promissory notes, related party, net	—	244,816
Accrued interest	—	560,380
Total current liabilities	8,302,277	12,973,103

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Common stock* - $0.0001 par value, 350,000,000 and 250,000,000 shares authorized; 25,983,538 and 11,888,240 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,598	11,888
Additional paid-in-capital	40,879,119	7,167,189
Accumulated deficit	(40,500,917)	(19,353,691)
Total stockholders’ equity (deficit)	380,800	(12,174,614)

Total liabilities and stockholders’ equity (deficit)	$8,683,077	$798,489
* Common shares adjusted for the exchange ratio from the reverse recapitalization
See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses (income):
Research and development	$(1,785,645)	$367,551	$5,815,580	$2,832,787
General and administrative	1,565,992	1,973,256	9,865,455	6,115,088
Total operating expenses (income)	(219,653)	2,340,807	15,681,035	8,947,875

Income (loss) from operations	219,653	(2,340,807)	(15,681,035)	(8,947,875)

Other income (expense):
Interest income	42,431	—	127,560	—
Interest expense	(1,038,014)	(110,508)	(5,593,751)	(281,638)
Total other expense, net	(995,583)	(110,508)	(5,466,191)	(281,638)

Loss before income taxes	(775,930)	(2,451,315)	(21,147,226)	(9,229,513)
Benefit from (provision for) income taxes	—	—	—	—

Net loss	$(775,930)	$(2,451,315)	$(21,147,226)	$(9,229,513)

Net loss per common share, basic and diluted*	$(0.03)	$(0.08)	$(0.87)	$(0.29)

Weighted-average common shares, basic and diluted*	25,818,495	31,545,000	24,269,266	31,545,000

* Common shares adjusted for the exchange ratio from the reverse recapitalization

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

	Common Stock*
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Stock Subscription Receivable	Total
Balance as of December 31, 2016	11,888,240	$11,888	$1,148,457	$(7,747,874)	$(25)	$(6,587,554)

Payment of stock subscription receivable	—	—	—	—	25	25
Share-based compensation	—	—	6,018,732	—	—	6,018,732
Net loss	—	—	—	(11,605,817)	—	(11,605,817)
Balance as of December 31, 2017	11,888,240	11,888	7,167,189	(19,353,691)	—	(12,174,614)

Change in par value from $0.001 to $0.0001	—	(10,699)	10,699	—	—	—
Issuance of shares as a result of reverse recapitalization	1,864,808	186	(978,860)	—	—	(978,674)
Issuance of common stock	7,111,631	711	16,136,950	—	—	16,137,661
Warrants issued with common stock	—	—	1,995,000	—	—	1,995,000
Warrants issued to placement agents	—	—	913,000	—	—	913,000
Stock issuance costs	—	—	(2,568,079)	—	—	(2,568,079)
Conversion of convertible debt and accrued interest	4,827,001	483	9,229,336	—	—	9,229,819
Beneficial conversion feature	—	—	3,077,887	—	—	3,077,887
Share-based compensation	—	—	5,055,000	—	—	5,055,000
Exercise of warrants, net of commissions	291,858	29	840,997	—		841,026
Net loss	—	—	—	(21,147,226)	—	(21,147,226)
Balance as of September 30, 2018 (unaudited)	25,983,538	$2,598	$40,879,119	$(40,500,917)	$—	$380,800

* Common shares adjusted for the exchange ratio from the reverse recapitalization

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(21,147,226)	$(9,229,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,055,000	4,749,834
Accrued interest on note payable	150,000	—
Accrued interest on convertible promissory notes	25,578	252,464
Amortization of debt discount	2,060,000	29,174
Depreciation	14,417	2,522
Beneficial conversion feature	3,077,887	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(363,738)	(40,443)
Accounts payable	(754,435)	1,067,247
Accrued expenses	(878,181)	3,311
Net cash used in operating activities	(12,760,698)	(3,165,404)

Cash flows from investing activities
Purchase of property and equipment	(13,943)	(1,600)
Loan payments from related party	75,000	—
Net cash provided by (used in) investing activities	61,057	(1,600)

Cash flows from financing activities
Borrowings from note payable	3,000,000	—
Payments of note payable issuance costs	(20,000)	—
Borrowings from convertible promissory notes	345,000	4,284,999
Principal payments of convertible promissory notes	(275,000)	—
Proceeds from issuance of common stock and warrants	18,132,661	—
Payment of stock issuance costs	(1,495,284)	—
Payment of deferred offering costs	(159,795)	—
Proceeds from exercise of warrants	928,178	—
Payment of stock subscription receivable	—	25
Net cash provided by financing activities	20,455,760	4,285,024

Net increase in cash and cash equivalents	7,756,119	1,118,020

Cash and cash equivalents as of beginning of period	355,563	360,811

Cash and cash equivalents as of end of period	$8,111,682	$1,478,831

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$280,287	$—

Supplemental disclosure of noncash financing activities
Conversion of convertible notes and accrued interest to common stock	$9,229,819	$—
Assumption of liabilities from reverse recapitalization transaction	$978,674	$—
Warrants issued to placement agents	$913,000	$—
Commissions owed and accrued for exercise of warrants	$87,152	$—
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

On January 29, 2018, prior to the Merger, Private Innovate completed an equity financing (the “Equity Issuance”). See Note 3.

Basis of Presentation

The unaudited condensed interim financial statements as of September 30, 2018 and for the three and nine months then ended, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

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

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2018 and 2017, as compared to the significant accounting policies disclosed in Note 1 of the financial statements of Private Innovate for the years ended December 31, 2017 and 2016. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

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

Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Compensation and benefits	$—	$1,065,225
Clinical costs	138,000	—
Other	91,401	115,000
Total	$229,401	$1,180,225

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

Share-Based Compensation

The Company measures compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the service period for awards expected to vest. Share-based compensation cost related to share-based payment awards granted to non-employees is adjusted each reporting period for changes in the fair value of the Company’s stock until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date that options are fully vested. During the three months ended September 30, 2018, there was a decrease of $3.1 million in the fair value of non-employee option grants, which exceeded the total operating expenses recorded for the three months ended September 30, 2018.

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $89,000 and $75,000 for the three months ended September 30, 2018 and 2017, and $398,000 and $310,000 for the nine months ended September 30, 2018 and 2017, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. As the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same. For the three and nine months ended September 30, 2018 and 2017, 9.4 million and 6.5 million potentially dilutive securities related to warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities, excluding out-of-the-money stock options and warrants, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options outstanding under the Private Innovate Plan	6,428,577	6,509,824	6,428,577	6,509,824
Options and warrants outstanding under the Amended Omnibus Plan (subject to stockholder approval)	1,202,843	—	1,202,843	—
Warrants issued at an exercise price of $2.54	349,555	—	349,555	—
Warrants issued at an exercise price of $3.18	1,410,309	—	1,410,309	—
Total	9,391,284	6,509,824	9,391,284	6,509,824

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) (“ASU 2016-2”). The provisions of ASU 2016-2 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases. ASU 2016-2 supersedes the previous lease standard, Topic 840, Leases. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for the Company beginning with the first quarter of 2019 with early adoption permitted. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. There is substantial doubt that the Company will continue as a going concern for at least 12 months following the date these financial statements are issued without additional financing, based on the Company’s limited operating history and recurring operating losses. As the Company continues to progress its research programs, the Company will need substantial additional funding to support its planned and future operating activities. Management’s plans with regard to these matters include entering into strategic partnerships or seeking additional debt or equity financing arrangements or a combination of these activities. The failure to obtain sufficient financing or strategic partnerships could adversely affect the Company’s ability to achieve its business objectives and continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

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

Immediately prior to the closing of the Merger, accredited investors purchased shares of common stock of Private Innovate in a private placement for gross proceeds of approximately $18.1 million, or $16.5 million, net of approximately $1.6 million in placement agent fees and expenses (the “Equity Issuance”). Additionally, Private Innovate issued five-year warrants to each cash purchaser of common stock, or an aggregate of approximately 1.4 million warrants, with an exercise price of $3.18 after giving effect to the Exchange Ratio. The Company calculated the fair value of the warrants issued utilizing the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 84.8%, risk free rate of 2.5%, and term of 5.0 years. The proceeds were allocated between common stock and warrants utilizing the relative fair value method with the allocated warrant value of approximately $2.0 million recorded as additional paid-in-capital.

Private Innovate also issued 349,555 five-year warrants with an exercise price of $2.54 and 279,862 five-year warrants with an exercise price of $3.18 (after giving effect to the Exchange Ratio) to the respective placement agents and their affiliates. The Company calculated the fair value of the warrants issued utilizing the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 84.8%, risk free rate of 2.5%, and term of 5.0 years. The total value for these warrants approximated $913,000 and was recorded as stock issuance costs and additional paid-in-capital.

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

NOTE 4: NOTE PAYABLE

On January 29, 2018, the Company entered into a Note Purchase Agreement and Senior Note Payable (“Note”) with a lender. The principal amount of the Note was $4.8 million (“Original Principal”). The Note was issued at a discount of $1.8 million and net of $20,000 for financing costs, for total proceeds of $2.98 million. Interest on the Note accrued from January 29, 2018, at a rate of 12.5% per annum and quarterly payments of interest only were due beginning on March 30, 2018, and compounded quarterly. The Note was scheduled to mature on September 30, 2018 (“Maturity Date”). The Company entered into a Waiver Agreement with the noteholder that extended the Maturity Date until October 4, 2018. On October 4, 2018, the Company entered into an Amendment and Exchange Agreement (“Exchange Agreement”) with the noteholder exchanging the Note for a new Senior Convertible Note (“New Note”).

The total principal and accrued and unpaid interest under the Note as of September 30, 2018 totaled $5.2 million. The principal amount of the New Note is $5.2 million, which includes additional interest accumulated between September 30, 2018 and October 4, 2018. The New Note bears interest at an interest rate of eight percent (8%) per annum payable quarterly in cash and matures on October 4, 2020. The New Note contains certain redemption features, conversion options, restrictions on specific transactions, non-financial covenants and penalties to the Company in the case of an event of default, as defined in the New Note. If an event of default occurs, the noteholder may require the Company to redeem all or any portion of the New Note (including all accrued and unpaid interest thereon), in cash, at a price equal to the greater of (i) up to 125% of the amount being redeemed, depending on the nature of the default, and (ii) the intrinsic value of the shares of Common Stock then issuable upon conversion of the New Note. The interest rate shall automatically increase if there is an event of default to 18% per annum during the default period.

The Company is currently in compliance with the covenants of the New Note.

All amounts due under the New Note are convertible at any time, in whole or in part, at the option of the noteholder into shares of the Company’s common stock at a fixed conversion price equal to $8.02 (the “Conversion Price”), with such Conversion Price adjusted downward to the price of any future issuances of the Company’s common stock. This Conversion

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

Price is also subject to adjustment for stock splits, combinations or similar events. In addition, all amounts due under the New Note are alternatively convertible at any time, in whole or in part, at the option of the noteholder, into shares of the Company’s common stock at an alternate conversion price equal to the greater of (a) $3.08, which may be lowered as described below (the “Floor Price”) or (b) the lower of (I) the Conversion Price or (II) 93% of the volume weighted average price (the “VWAP”) of the Company’s common stock for the 10 days preceding the conversion, provided, that if the Company defaults then the noteholder is entitled to convert the New Note subject to an event of default redemption, in whole or in part, at the noteholder's option, at the value of such portion of the New Note subject to a potential event of default redemption (i.e., one hundred twenty percent (120%) of the amount then outstanding under the New Note).

If the VWAP of the Company’s common stock is greater than $10.00 for ten consecutive days, subject to a 15 trading day written notice to the noteholder immediately thereafter and the satisfaction of certain equity conditions, the Company may, at its option, require the conversion, in whole or in part, of the New Note.

If the VWAP of the Company’s common stock is less than the Floor Price, unless the Company lowers the Floor Price, for ten consecutive days, the noteholder may, at any time at its option, require the Company to redeem all or any portion of the New Note (including all accrued and unpaid interest thereon), in cash, at a price equal to 100% of the amount being redeemed.

At any time the VWAP of the Company’s common stock is greater than the Floor Price for ten consecutive days, subject to a 25 trading day written notice to the noteholder immediately thereafter and the satisfaction of certain equity conditions, the Company may, at its option, redeem all, or any part, of the New Note (including all accrued and unpaid interest thereon), in cash, at a price equal to 120% of the amount being redeemed.

In the event of transactions involving a change of control, the noteholder will have the right to require the Company to redeem all or any portion of the New Note it holds (including all accrued and unpaid thereon) at a price equal to the greater of 120% of the amount of the New Note being redeemed and the intrinsic value of the shares of the Company’s common stock then issuable upon conversion of the portion of the New Note being redeemed.

As of September 30, 2018, the Note payable is shown as a short-term obligation due to the subjective acceleration clause in the Exchange Agreement and New Note that was signed on October 4, 2018 and consists of the following:

September 30, 2018
Original principal	$4,800,000
Additional premium	240,000
Accrued interest	150,000
Note payable	$5,190,000

Amortization of debt discount recorded as interest expense was approximately $0.9 million and $2.1 million for the three and nine months ended September 30, 2018, respectively.

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

Upon execution of the Alba License, the Company paid Alba a non-refundable license fee of $0.5 million. In addition, the Company is required to make milestone payments to Alba upon the achievement of certain clinical and regulatory milestones totaling up to $1.5 million and payments upon regulatory approval and commercial sales of a licensed product totaling up to $150 million, which is based on sales ranging from $100 million to $1.5 billion.

Upon the Company paying Alba $2.5 million for the first commercial sale of a licensed product, the Alba License becomes perpetual and irrevocable. Upon the achievement of net sales in a year exceeding $1.5 billion, the Alba License also becomes milestone fee free. The Alba License provides Alba with certain termination rights, including failure of the Company to use Commercially Reasonable Efforts to develop the licensed products.

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

During 2014, the Company entered into an Asset Purchase Agreement with Repligen Corporation (“Repligen”) to acquire Repligen’s RG-1068 program for the development of Secretin for the Pancreatic Imaging Market and Magnetic Resonance Cholangiopancreatography. This program is now referred to as INN-329 by the Company. As consideration for the Asset Purchase Agreement, the Company agreed to make a non-refundable cash payment on the date of the agreement and future royalty payments consisting of a percentage between five and fifteen of annual net sales, with the royalty payment percentage increasing as annual net sales increase. The royalty payments are made on a product-by-product and country-by-country basis and the obligation to make the payments expires with respect to each country upon the later of (i) the expiration of regulatory exclusivity for the product in that country or (ii) 10 years after the first commercial sale in that country. The royalty amount is subject to reduction in certain situations, such as the entry of generic competition in the market.

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

NOTE 7: SHARE-BASED COMPENSATION

Upon consummation of the Merger, the Company had two stock option plans in existence. The Monster Digital, Inc. 2012 Omnibus Incentive Plan (“Omnibus Plan”) and the Innovate 2015 Stock Incentive Plan (“Private Innovate Plan”). Effective September 7, 2018, the Company’s Board of Directors approved, subject to approval by the Company’s stockholders, an amendment to the Omnibus Plan to, among other things, formally change the name of the Omnibus Plan to the Innovate Biopharmaceuticals, Inc. 2012 Omnibus Incentive Plan (“Amended Omnibus Plan”) and, subject to receipt of stockholder approval, increase the number of shares authorized for issuance under the Amended Omnibus Plan to 3,150,000 shares.

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

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

Private Innovate Plan

As of September 30, 2018, there were 6,428,577 stock options outstanding under the Private Innovate Plan and 1,108,744 shares available for issuance. Following completion of the Merger, the Company does not intend to issue any additional awards from the Private Innovate Plan.

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted or re-measured under the Private Innovate Plan for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	66% – 68%	62%	66% – 72%	73%
Risk-free interest rate	2.8% – 3.0%	1.6%	2.7% – 3.0%	2.2%
Expected term of options	8.5 – 9.1	6.5	8.5 – 9.5	8.7

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	6,843,296	$1.56	$6,617,433	9.04
Options granted	—	—	—	—
Options forfeited	(414,719)	2.08	—	—
Options exercised	—	—	—	—
Outstanding at September 30, 2018	6,428,577	1.53	34,080,300	7.99
Exercisable at September 30, 2018	5,534,191	1.44	29,819,823	7.90
Vested and expected to vest at September 30, 2018	6,378,011	$1.52	$33,841,611	7.98

The weighted-average grant date fair value of options granted under the Private Innovate Plan was $1.46 and $1.59 during the three and nine months ended September 30, 2017, respectively. There were no options granted during the three and nine months ended September 30, 2018.

As of September 30, 2018, there was approximately $2.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan. This cost is expected to be recognized over a weighted average period of 2.5.

The Private Innovate Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s Board of Directors.

Amended Omnibus Plan

As of September 30, 2018, there were options and warrants to purchase 1,204,526 shares of Innovate common stock outstanding under the Amended Omnibus Plan and 1,945,474 shares available for future grants under the Amended Omnibus

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

Plan.

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted or re-measured under the Amended Omnibus Plan for the periods presented were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Expected dividend yield	0%	0%
Expected stock-price volatility	65% – 73%	65% – 73%
Risk-free interest rate	2.8% – 3.1%	2.8% – 3.1%
Expected term of options	5.0 – 10.0	5.0 – 10.0

The following table summarizes stock option activity under the Amended Omnibus Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	1,683	$45.00	$—	9.04
Options granted	1,202,843	6.12	—	9.82
Options forfeited	—	—	—	—
Options exercised	—	—	—	—
Outstanding at September 30, 2018	1,204,526	6.17	869,003	9.82
Exercisable at September 30, 2018	270,676	6.43	175,359	9.40
Vested and expected to vest at September 30, 2018	1,126,051	$6.18	$809,494	9.82

The weighted-average grant date fair value of options granted under the Amended Omnibus Plan was $4.06 during the three and nine months ended September 30, 2018, respectively. There were no options granted during the three and nine months ended September 30, 2017.

As of September 30, 2018, there was approximately $3.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Amended Omnibus Plan. This cost is expected to be recognized over a weighted average period of 3.4 years.

The Amended Omnibus Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors.

Share-based compensation expense recognized in the Company’s financial statements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$(2,950,000)	$314,206	$2,467,000	$1,627,606
General and administrative	(181,000)	962,728	2,588,000	3,122,228
Total share-based compensation	$(3,131,000)	$1,276,934	$5,055,000	$4,749,834

The adjustment to research and development and general and administrative expense for the three months ended September 30, 2018, resulted from the remeasurement of non-employee options during the period.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 8: COMMITMENTS AND CONTINGENCIES

Clinical Trial Agreement

From time to time, the Company enters into agreements with contract research organizations and other service providers. In August 2018, the Company entered into such an agreement for its planned Phase 3 celiac disease trial. Under this agreement, the Company expects to pay approximately $1.1 million for data management over the course of the Phase 3 celiac disease trial for data management and biostatistics services.

Employment Agreements

Prior to March 11, 2018, the Company was party to employment agreements with certain executives of the Company. Under the terms of these agreements, the Company agreed to pay the executives certain payments upon the achievement of financial milestone events. These milestone events were based on total debt or equity funding received by the Company. During the three and nine months ended September 30, 2017, the initial funding milestone was reached and the executives in the aggregate were paid $145,000 in accordance with the terms of these agreements. During January 2018, additional financial milestone events were achieved through the Merger and Equity Issuance events and the Company paid these executives approximately $1.1 million in accordance with the agreements, which was included in accrued expenses as of December 31, 2017.

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

Office Lease

In October 2017, the Company entered into a three-year lease for office space that expires on September 30, 2020. Base annual rent is $60,000, or $5,000 per month. The first two months of rent were paid in advance upon lease signing and the next ten months of rent were paid in advance on November 30, 2017. Beginning in October 2018, monthly payments of $5,000 will be due and payable over the remaining 24-month term. A security deposit of $5,000 was paid in October 2017. The lease contains a two-year renewal option.

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

NOTE 9: SUBSEQUENT EVENTS

On October 4, 2018, the Company entered into an Exchange Agreement for its Note and exchanged the Note for the New Note (See Note 4).

On October 26, 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC and Ladenburg Thalmann & Co. Inc. and filed a prospectus with the Securities and Exchange Commission relating to such offering. The Company previously filed a Form S-3 that became effective on July 13, 2018 that included the registration of $40 million of its shares of common stock in connection with a potential “at-the-market” offering. Pursuant to the sales agreement, the Company may issue and sell shares having an aggregate gross sales price of up to $40 million. The Company will pay the sales agents commissions of 3.0% of the gross sales price per share sold. As of November 13, 2018, there were no sales under the “at the market” offering.

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

Company Overview

We are a clinical-stage biopharmaceutical company developing novel medicines for autoimmune and inflammatory diseases with unmet medical needs, including drug candidates for celiac disease, nonalcoholic steatohepatitis (NASH), Crohn’s disease and ulcerative colitis (UC). The lead program, INN-202 (larazotide acetate or larazotide) is entering Phase 3 registration trials, targeted for the first half of 2019, and has the potential to be the first-to-market therapeutic for celiac disease, an unmet medical need, which affects an estimated 1% of the North American population or approximately 3 million individuals. Celiac patients have no treatment alternative other than a strict lifelong adherence to a gluten-free diet, which is difficult to maintain and can be deficient in key nutrients. Another indication for which larazotide is currently being developed is NASH. NASH is an unmet medical need disease affecting approximately 5%-6% of the U.S. adult population. We are developing a proprietary formulation of larazotide for NASH, INN-217, for efficient delivery to the intestine. INN-217 has the potential to reduce the transport of bacterial toxins and immunogenic antigens, including lipopolysaccharide (LPS). There are currently a number of drugs in development for NASH; however, to our knowledge, none have larazotide’s mechanism of action (MoA).

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

Recent Developments

For details of our recent debt and equity transactions, see “—Merger and Financing” and “—Exchange Agreement and New Note” below.

Research and Development

As we move towards initiating the Phase 3 registration trials for INN-202, we are performing key study start-up activities, including study site identification and study of adult patients with celiac disease who have persistent abdominal symptoms while on a gluten free diet. We anticipate that our first Phase 3 trial will have approximately 925 subjects, with three treatment groups (two different doses of larazotide and a placebo group).

Recent research and development milestones include:

•	continuation of pre-clinical work in NASH by studying larazotide in both ex-vivo and animal models;

•	continued collaboration with Dr. Anthony Blikslager of North Carolina State University to explore life-cycle extension of our lead molecule larazotide acetate; and

•	initiation of a collaboration with Dr. James Nataro of the University of Virginia, Charlottesville to study larazotide’s effect on Environmental Enteric Dysfunction.

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

Recently Issued Accounting Pronouncements

For details of recent Accounting Standards Updates and our evaluation of their adoption on our condensed financial statements, see note (1) “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our condensed financial statements in "Part I. Financial Information - Item I. Financial Statements" included elsewhere in this Quarterly Report.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table sets forth the key components of our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Operating expenses (income):
Research and development	$(1,785,645)	$367,551	$(2,153,196)	(586)%
General and administrative	1,565,992	1,973,256	(407,264)	(21)%
Total operating expenses (income)	(219,653)	2,340,807	(2,560,460)	(109)%

Income (loss) from operations	219,653	(2,340,807)	(2,560,460)	(109)%
Other expense, net	(995,583)	(110,508)	885,075	801%

Net loss	$(775,930)	$(2,451,315)	$(1,675,385)	(68)%

Research and Development Expense

Research and development expense for the three months ended September 30, 2018, decreased approximately $2.2 million, or 586%, as compared to the three months ended September 30, 2017. The decrease was driven primarily by a decrease of approximately $3.3 million associated with a re-measurement of stock option compensation expense, partially offset by: (i) an increase of approximately $0.5 million in our Phase 3 clinical trial costs; (ii) an increase of approximately $0.4 million in costs associated with our development programs; and, (iii) an increase of approximately $0.2 million of additional stock compensation costs related to hiring a few new clinical team members. The re-measurement of stock options was related to a decline in our stock price from June 30, 2018 to September 30, 2018. There was not a significant corresponding change in our stock price from June 30, 2017 to September 30, 2017.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2018, decreased approximately $0.4 million, or 21%, as compared to the three months ended September 30, 2017. The decrease was driven primarily by a decrease of approximately $1.1 million associated with a re-measurement of stock option compensation expense, partially offset by: (i) an increase of approximately $0.4 million in executive and board compensation; (ii) an increase of approximately $0.2 million in director and officer insurance related costs; and, (iii) an increase of approximately $0.1 million in patent, travel and consulting related costs. As noted above, the re-measurement of stock options was related to a decline in our stock price from June 30, 2018 to September 30, 2018. There was not a significant corresponding change in our stock price from June 30, 2017 to September 30, 2017.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2018, increased by approximately $0.9 million, or 801%, as compared to the three months ended September 30, 2017. The increase was primarily due to $0.9 million in debt discount amortization associated with our $4.8 million Senior Note Payable issued on January 29, 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table sets forth the key components of our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change

Operating expenses:
Research and development	$5,815,580	$2,832,787	$2,982,793	105%
General and administrative	9,865,455	6,115,088	3,750,367	61%
Total operating expenses	15,681,035	8,947,875	6,733,160	75%

Loss from operations	(15,681,035)	(8,947,875)	6,733,160	75%
Other income (expense), net	(5,466,191)	(281,638)	5,184,553	1,841%

Net loss	$(21,147,226)	$(9,229,513)	$11,917,713	129%

Research and Development Expense

Research and development expense for the nine months ended September 30, 2018, increased approximately $3.0 million, or 105%, as compared to the nine months ended September 30, 2017. The increase was driven primarily by: (i) an increase of approximately $1.5 million in clinical trial costs associated with preparation for our Phase 3 clinical trials; (ii) an increase of approximately $0.8 million in share-based compensation, non-cash expense primarily due to the increase in the market value of our common stock between September 30, 2017 and September 30, 2018; (iii) an increase of approximately $0.4 million related to manufacturing, consulting and our development programs; and, (iv) an increase of approximately $0.3 million in compensation costs related to hiring a few new clinical team members.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2018, increased approximately $3.8 million, or 61%, as compared to the nine months ended September 30, 2017. The increase was driven primarily by: (i) an increase of approximately $1.3 million in accounting and legal fees associated with the Merger, SEC filings, and an increase in the utilization of outsourced accounting personnel; (ii) an increase of approximately $1.0 million in transaction advisory fees associated with the Merger; (iii) an increase of approximately $0.8 million for increased insurance costs, Nasdaq listing fees and other additional costs associated with operating as a public company; (iv) an increase of approximately $0.6 million in executive and board compensation; and, (v) an increase of approximately $0.6 million for patent costs, consulting fees and travel expenses for business development, industry conferences and investor relations, offset by a decrease of approximately $0.5 million in stock compensation expense.

Other income (expense), net

Other income (expense), net, for the nine months ended September 30, 2018, increased by approximately $5.2 million, or 1,841%, as compared to the nine months ended September 30, 2017. The increase was primarily due to: (i) a non-cash charge of $3.1 million for the beneficial conversion feature that was triggered when our convertible debt and accrued interest were converted to common stock at a 25% discount on January 29, 2018; (ii) non-cash interest expense of approximately $2.1 million for the amortization of debt discount; and, (iii) $0.2 million in cash interest expense associated with our $4.8 million Senior Note Payable issued on January 29, 2018, offset by $0.1 million of interest income on our money market account due to an increase in our cash balance from financing.

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

Sources of Liquidity

As of September 30, 2018, we had cash and cash equivalents of approximately $8.1 million, compared to approximately $0.4 million as of December 31, 2017. We expect to incur substantial expenditures in the foreseeable future for the development and clinical trials of our product candidates. We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future. We will continue to seek funds through debt or equity financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources of financing. If we are unable to raise additional funds when needed, our ability to develop our product candidates will be impaired. We may also be required to delay, reduce, or terminate some or all of our development programs and clinical trials.

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

Concurrently with the Equity Issuance, convertible promissory notes issued by Private Innovate in the aggregate principal amount of approximately $8.6 million plus accrued interest of $0.6 million were converted into shares of Private Innovate common stock at an exercise price per share of $0.72, prior to the Exchange Ratio (the “Conversion”), which reflected a 25%

discount relative to the shares issued pursuant to the Equity Issuance (the “Conversion Discount”). The Conversion Discount represented a beneficial conversion feature of approximately $3.1 million which was recorded as a charge to interest expense and a credit to additional paid-in capital.

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

On October 26, 2018, we entered into a common stock sales agreement with H.C. Wainwright & Co., LLC and Ladenburg Thalmann & Co. Inc. and filed a prospectus with the Securities and Exchange Commission relating to such offering. We previously filed a Form S-3 that became effective on July 13, 2018 that included the registration of $40 million of our shares of common stock in connection with a potential “at-the-market” offering. Pursuant to the sales agreement, we may issue and sell shares having an aggregate gross sales price of up to $40 million. We will pay the sales agents commissions of 3.0% of the gross sales price per share sold. As of November 13, 2018, there were no sales under the “at the market” offering.

Exchange Agreement and New Note

On January 29, 2018, we entered into a Note Purchase Agreement and Senior Note Payable (“Note”) with a lender. The principal amount of the Note is $4,800,000. The Note was issued at a discount of $1,800,000 and net of $20,000 for financing costs, for total proceeds of $2,980,000. Interest on the Note accrued from January 29, 2018, at a rate of 12.5% per annum and quarterly payments of interest only were due beginning on March 30, 2018, and compounded quarterly. The Note was scheduled to mature on September 30, 2018 (“Maturity Date”). We entered into a Waiver Agreement with the noteholder that extended the Maturity Date until October 4, 2018. On October 4, 2018, we entered into an Amendment and Exchange Agreement (“Exchange Agreement”) with the noteholder exchanging the Note for a new Senior Convertible Note (“New Note”).

The total principal and accrued and unpaid interest under the Note as of September 30, 2018 totaled $5.2 million. The principal amount of the New Note is $5.2 million, which includes additional interest accumulated between September 30, 2018 and October 4, 2018. The New Note bears interest at an interest rate of eight percent (8%) per annum payable quarterly in cash and matures on October 4, 2020. The New Note contains certain redemption features, conversion options, restrictions on specific transactions, non-financial covenants and penalties to us in the case of an event of default, as defined in the New Note. If an event of default occurs, the noteholder may require us to redeem all or any portion of the New Note (including all accrued and unpaid interest thereon), in cash, at a price equal to the greater of (i) up to 125% of the amount being redeemed, depending on the nature of the default, and (ii) the intrinsic value of the shares of Common Stock then issuable upon conversion of the New Note. The interest rate shall automatically increase if there is an event of default to 18% per annum during the default period.

We are currently in compliance with the covenants of the New Note.

All amounts due under the New Note are convertible at any time, in whole or in part, at the option of the noteholder into shares of our common stock at a fixed conversion price equal to $8.02 (the “Conversion Price”), with such Conversion Price adjusted downward to the price of any future issuances of our common stock. This Conversion Price is also subject to adjustment for stock splits, combinations or similar events. In addition, all amounts due under the New Note are alternatively convertible at any time, in whole or in part, at the option of the noteholder, into shares of our common stock at an alternate conversion price equal to the greater of (a) $3.08, which may be lowered as described below (the “Floor Price”) or (b) the lower of (I) the Conversion Price or (II) 93% of the volume weighted average price (the “VWAP”) of our common stock for the 10 days preceding the conversion, provided, that if we default then the noteholder is entitled to convert the New Note subject to an event of default redemption, in whole or in part, at the noteholder's option, at the value of such portion of the New Note subject to a potential event of default redemption (i.e., one hundred twenty percent (120%) of the amount then outstanding under the New Note.

If the VWAP of our common stock is greater than $10.00 for ten consecutive days, subject to a 15 trading day written notice to the noteholder immediately thereafter and the satisfaction of certain equity conditions, we may, at our option, require the conversion, in whole or in part, of the New Note.

If the VWAP of our common stock is less than the Floor Price, unless we lower the Floor Price, for ten consecutive days, the noteholder may, at any time at its option, require us to redeem all or any portion of the New Note (including all accrued and unpaid interest thereon), in cash, at a price equal to 100% of the amount being redeemed.

At any time the VWAP of our common stock is greater than the Floor Price for ten consecutive days, subject to a 25 trading day written notice to the noteholder immediately thereafter and the satisfaction of certain equity conditions, we may, at our option, redeem all, or any part, of the New Note (including all accrued and unpaid interest thereon), in cash, at a price equal to 120% of the amount being redeemed.

In the event of transactions involving a change of control, the noteholder will have the right to require us to redeem all or any portion of the New Note they hold (including all accrued and unpaid thereon) at a price equal to the greater of 120% of the amount of the New Note being redeemed and the intrinsic value of the shares of our common stock then issuable upon conversion of the portion of the New Note being redeemed.

As of September 30, 2018, the Note payable is shown as a short-term obligation due to the subjective acceleration clause in the Exchange Agreement and New Note that was signed on October 4, 2018.

Cash Flows

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(12,760,698)	$(3,165,404)
Investing activities	61,057	(1,600)
Financing activities	20,455,760	4,285,024
Net increase (decrease) in cash and cash equivalents	$7,756,119	$1,118,020

Operating Activities

For the nine months ended September 30, 2018, our net cash used in operating activities of approximately $12.8 million primarily consisted of a net loss of $21.1 million, offset by adjustments for share-based compensation of approximately $5.1 million, non-cash interest expense of approximately $5.2 million, and decreases in prepaid expense, accounts payable and accrued expenses of approximately $2.0 million.

For the nine months ended September 30, 2017, our net cash used in operating activities of approximately $3.2 million primarily consisted of a net loss of $9.2 million, offset by adjustments for share-based compensation of approximately $4.7 million, non-cash interest expense of approximately $0.3 million and an increase in accounts payable and accrued expenses of approximately $1.1 million.

Investing Activities

For the nine months ended September 30, 2018, our net cash provided by investing activities of approximately $61,000 represented loan payments received from a related party of $75,000 offset by the purchase of office furniture and computer equipment of approximately $14,000. Net cash used in investing activities for the nine months ended September 30, 2017 represented the purchase of computer equipment.

Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities of approximately $20.5 million primarily consisted of: (i) the proceeds of $18.1 million received from the sale of our common stock and warrants; (ii) $3.0 million from the issuance of a note payable; and, iii) 0.9 million from the exercise of warrants, offset by approximately $1.5 million in stock issuance costs.

For the nine months ended September 30, 2017, net cash provided by financing activities of approximately $4.3 million primarily consisted of borrowings from convertible debt.

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

We also enter into agreements in the normal course of business with contract research organizations and other third parties with respect to services for clinical trials and other operating purposes that are generally terminable by us with 30 to 90 days advance notice.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting due to our limited resources available to address our internal controls and procedures and our reliance on part-time consultants to assist us with our financial accounting and compliance obligations. In connection with the preparation of Private Innovate’s audited financial statements for the year ended December 31, 2017, its independent auditors advised management that a material weakness existed in internal control over financial reporting due to its inability to adequately segregate duties as a result of its limited number of accounting personnel, and this material weakness has not been remediated in the Company’s internal control over financial reporting as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

In connection with the Merger, the internal control structure of Monster was replaced by the internal control structure of Private Innovate. As of September 30, 2018, there were no other material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, substantial resources have been dedicated to the acquisition and development of our product candidates, INN-202 (larazotide acetate), INN-108 and INN-329 (secretin). We will require significant additional capital to continue operations and to execute on our current business strategy to develop INN-202 through regulatory approval and further develop INN-217, INN-289, INN-108 and INN-329 for eventually seeking regulatory approval. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

Our auditor has expressed substantial doubt about our ability to continue as a going concern.

The audit report on our financial statements for the years ended December 31, 2017 and 2016, included an explanatory paragraph related to recurring losses from operations and dependence on additional financing to continue as a going concern. We have incurred net losses for the three and nine months ended September 30, 2018 and 2017, and for the years ended December 31, 2017 and 2016, and had an accumulated deficit of $40.5 million as of September 30, 2018. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity financing or enter into strategic partnerships. On January 29, 2018, we sold approximately $18.1 million of shares of common stock, or $16.5 million, net of approximately $1.6 million in placement agent fees and non-accountable expense costs. In addition, we received approximately $3.0 million in proceeds from a debt financing, and, since that time, we have exchanged the note issued in that debt financing to the New Note with an outstanding principal amount of $5.2 million. We intend to continue to finance our operations through strategic partnerships and/or debt or equity financing. The failure to obtain strategic partnerships or sufficient financing could adversely affect our ability to achieve our business objectives and continue as a going concern.

We will require substantial additional financing to obtain regulatory approval for INN-202 for celiac disease, and for further development of INN-217 (for NASH), INN-108 (for ulcerative colitis), INN-289 (for Crohn’s disease) and INN-329 (for magnetic resonance cholangiopancreatography or “MRCP”), and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts and other operations.

For the nine months ended September 30, 2018 and 2017, and for the years ended December 31, 2017 and 2016, we incurred losses from operations of $15.7 million, $8.9 million, $11.2 million and $5.4 million, respectively, and net cash used in operating activities was $12.8 million, $3.2 million, $5.1 million and $2.2 million, respectively. At September 30, 2018, we had an accumulated deficit of $40.5 million and cash and cash equivalents of $8.1 million. We expect to continue to incur substantial operating losses for the next several years as we advance our product candidates through clinical development, U.S.

and other regional regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the Food and Drug Administration (“FDA”) or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve on a timely basis, or at all.

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

The New Note may be converted into shares of common stock, and it may also be redeemed in certain circumstances.  If the holder of this note converts it into shares of common stock, our current stockholders could be significantly diluted; if certain events occur and the holder of this note redeems it, our liquidity and our ability to continue our operations may be materially impaired.

      The holder of the New Note can convert all or any portion of such note, including a premium in some cases, into shares of our common stock at a conversion price that may vary over time.  The number of shares of common stock issued upon the conversion of such note may be significant.  The issuance of new shares of common stock upon such conversion will cause the percentage ownership held by each stockholder prior to such issuance to decrease, and such decrease in percentage ownership could be significant.  In addition, the holder of this note can require us to repay such note if our stock price falls below $3.08 per share.  If this were to occur and the holder of this note requires us to repay the note, our ability to continue developing and commercializing our product candidates or operate as a business would be severely restricted.

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

Because of the developmental nature of our product candidates, we are subject to risks associated with initiating, completing and achieving positive outcomes from our current and future clinical trials, including:

•	inability to enroll enough patients in the clinical trials;

•	slow implementation, enrollment and completion of the clinical trials;

•	low patient compliance and adherence to dosing and reporting requirements, such as incomplete reporting of patient reported outcomes in the clinical trials or missed doses;

•	lack of safety and efficacy in the clinical trials;

•	delays in the manufacture of supplies for drug components due to delays in formulation, process development, or manufacturing activities;

•	requirements for additional nonclinical or clinical studies based on changes to formulation and/or changes to regulatory requirements; and

•	requirements for additional clinical studies based on inconclusive clinical results or changes in market, standard of care, and/or regulatory requirements.

If we successfully complete the necessary clinical trials for our product candidates, our success will be subject to the risks associated with obtaining regulatory approvals, product launch, and commercialization, including:

•
delays during regulatory review and/or requirements for additional chemistry, manufacturing and controls, or nonclinical or clinical studies, resulting in increased costs and/or delays in marketing approval and subsequent commercialization of our product candidates in the United States and other markets;

•FDA rejection of our New Drug Application (“NDA”) submissions for our product candidates;
•regulatory rejection in the European Union, Japan, and other markets;

•	inability to consistently manufacture commercial supplies of drug and delivery devices resulting in slowed market development and lower revenue;

•	inability to enforce our intellectual property rights in and to our product candidates;

•	reduction in the safety profile of our product candidates following approval; and
•poor commercial sales due to:

◦	the ability of our future sales organization or our potential commercialization partners to effectively sell our product candidates;

◦	lack of success in educating physicians and patients about the benefits, administration, and use of our product candidates;

◦	low patient demand for our product candidates;

◦	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for the targeted indications of our product candidates; and

◦	poor prescription coverage and inadequate reimbursement for our product candidates.

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

We have historically operated with a limited number of employees. We currently have nine full-time employees, including two employees engaged full-time and one employee engaged part-time in research and development. Therefore, institutional knowledge is concentrated within a small number of employees. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. Our future success is highly dependent upon the contributions of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

Our employees, independent contractors and consultants, principal investigators, clinical research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other vendors, and any future commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk that our employees, independent contractors and consultants, principal investigators, CROs, CMOs and other vendors, and any future commercial partners may engage in fraudulent conduct or other misconduct. This type of misconduct may include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards required by Current Good Manufacturing Practices (“cGMP”) or our standards, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to them. The misconduct of our employees and other of our service providers could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business ethics and conduct, but it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity, such as the implementation of a quality system which entails vendor audits by quality experts, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

We currently have nine full-time employees, including two employees engaged full-time and one employee engaged part-time in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

We may not be able to continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

In addition, a clinical study may be suspended or terminated by us, an institutional review board (“IRB”), a data safety monitoring board, the FDA or other regulatory authorities due to a number of factors, including:

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

Use of our proprietary patient-reported outcome measure, CeD PRO, in our Phase 3 clinical trials of larazotide acetate for the treatment of celiac disease may adversely impact our ability to achieve a positive result from these clinical trials.

Patient-reported outcome assessments (“PROs”), involve patients’ subjective assessments of efficacy, and this subjectivity can increase the uncertainty of clinical trial outcomes. Such assessments can be influenced by a number of factors and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial, leading to high variability in PRO measurements.

The variability of PRO measures and high placebo response rates could adversely impact our Phase 3 clinical trials of larazotide acetate for celiac disease. The variability of a PRO measure can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.

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

Even if the FDA or foreign regulatory agencies grant approvals for our product candidates, the conditions or scope of the approval(s) may limit successful commercialization of the product candidates and impair our ability to generate substantial sales revenue. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP, good clinical practices, regulations of the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use and good laboratory practices, which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all of our clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug-drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

Even if initial regulatory approval is obtained, as a condition to the initial approval the FDA or a foreign regulatory agency may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or marketing surveillance programs, any of which would limit the commercial potential of the product. Our product candidates also will be subject to ongoing FDA requirements related to the manufacturing processes, labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information regarding the product. For instance, the FDA may require changes to approved drug labels, require post-approval clinical studies and impose distribution and use restrictions on certain drug products. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continuing regulatory review and periodic inspections. If previously unknown problems with a product are discovered, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, the FDA may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If one of our CMOs or we fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We may expend our limited resources to pursue a particular product candidate or indication in lieu of other opportunities and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of their potential both to gain regulatory approval and to achieve commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or in other indications with greater commercial potential. We currently intend to focus our limited financial and managerial resources on developing our lead program, INN-202, for the treatment of celiac disease and INN-217 for the treatment of NASH and intend to use the net proceeds from this offering to, among other things, fund the Phase 3 registration trials of INN-202. As a result, we may allocate fewer resources to the other product candidates in our pipeline, including INN-108, and we may be required to seek additional sources of financing to pursue further development of such other product candidates.

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

We have patent protection in the United States and other countries to cover the composition of matter, formulation and method of use for INN-202 and INN-108. However, these patents may not provide us with significant competitive advantages, because the validity, scope, term, or enforceability of the patents may be challenged and, if instituted, one or more of the challenges may be successful. Patents may be challenged in the United States under post-grant review proceedings, inter partes reexamination, ex parte reexamination, or challenged in district court. Any patents issued in foreign jurisdictions may be subjected to comparable proceedings lodged in various foreign patent offices or courts. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. Even if a patent issues, and is held valid and enforceable, competitors may be able to design around our patent rights, such as by using pre-existing or newly developed technology, in which case competitors may not infringe our issued claims and may be able to market and sell products that compete directly with ours before and after our patents expire.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the United States Patent and Trademark Office (“USPTO”) and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in decreased patent term or in abandonment or lapse of the patent or patent application, leading to partial or complete loss of patent rights in the relevant jurisdiction.

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

Furthermore, we expect that the U.S. Congress will again attempt to pass reform measures that may be adopted in the future, including the possible repeal and replacement of the Patient Protection and Affordable Care Act, which the Trump administration has stated is a priority. These potential courses of action are unpredictable, and the potential impact of new legislation on our operations and financial position is uncertain, but may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price we may receive for an approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products, if approved.

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

We have received Orphan Drug Designation from the FDA for INN-108 for pediatric ulcerative colitis. Orphan Drug Designation may provide market exclusivity in the U.S. for seven years if (1) INN-108 receives market approval before a competitor using the same active compound for the same indication, (2) we are able to produce sufficient supply to meet demand in the marketplace, and (3) another product with the same active ingredient(s) is not deemed clinically superior.

INN-329, secretin, has received Orphan Drug Designation from the FDA. Orphan Drug Designation may provide market exclusivity in the U.S. for seven years if (1) INN-329 receives market approval before a competitor using a similar peptide for the same indication, (2) we are able to produce sufficient supply to meet demand in the marketplace, and (3) another product with the same active ingredient is not deemed clinically superior.

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

Our relationships with investigators, healthcare professionals, institutional providers, consultants, third-party payors and customers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties, including without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations.

Healthcare providers, physicians and others play a primary role in the recommendation and prescribing of any product candidates for which we may obtain marketing approval. In the United States, our current business operations and future arrangements with investigators, healthcare professionals, institutional providers, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products that obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations, include, but are not limited to, the following:

•
the federal healthcare program anti-kickback statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, service or item for which payment is made, in whole or in part, under a federal healthcare program;

•
the federal civil and criminal false claims laws and civil monetary penalties laws, including civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the omnibus rule, such as health plans, clearinghouses and healthcare providers, and their associates;

•
HIPAA, imposes criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program regardless of the payor (e.g., public or private) and knowingly or willfully falsifying, concealing, or covering up by any trick, scheme or device a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•
the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), and its implementing regulations, require manufacturers of drugs, devices, biologicals and medical supplies to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•
analogous state laws and regulations, including but not limited to: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and

•
European Union (“EU”), data protection regulations, which may require member states of the EU to impose minimum restrictions on the collection and use of personal data that, in many respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these or any other health regulatory laws or any other governmental regulations that may apply to us, we may be subject to penalties, including without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, enhanced government reporting and oversight under a corporate integrity agreement or other similar arrangement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses or divert our management’s attention from the operation of our business. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable healthcare laws, they also may be subject to similar penalties.

Risks Related to Our Common Stock

The market price of our common stock has been and will likely in the future be volatile.

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, since our stock began trading under the symbol “INNT” on February 1, 2018, through November 6, 2018, the price thereof has ranged from a low of $3.43 per share to a high of $50.50 per share. Companies like us with a lower number of shares comprising their public floats and limited trading activity may experience greater volatility in their stock prices. The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	regulatory or legal developments in the United States and foreign countries;

•	results from or delays in clinical trials of our product candidates;

•
announcements of regulatory approval or disapproval of, or delays in clinical trials for, INN-202 (for celiac disease), INN-217 (for NASH), INN-289 (for Crohn’s disease), INN-108 (for ulcerative colitis), and INN-329 (for magnetic resonance cholangiopancreatography or MRCP) or any future product candidates;

•	commercialization of our product candidates;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	actual or anticipated quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	our liquidity position;

•	sales of substantial amounts of our stock by insiders and other stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with strategic partners; and

•	the other factors described in this section entitled “Risk Factors.”

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

If we or our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public markets, the trading price of our common stock could decline significantly. On March 14, 2018, we filed a shelf registration statement, or the Shelf Registration Statement, which was declared effective on July 13, 2018. Under the Shelf Registration Statement, we may, from time to time, sell our common stock in one or more offerings up to an aggregate dollar amount of $175.0 million (of which up to an aggregate of $40 million may be sold in an “at-the-market” offering as defined in Rule 415 of the Securities Act). In addition, the selling stockholders included in the Shelf Registration Statement may from time to time sell up to an aggregate amount of approximately 13.99 million shares of our common stock (including up to approximately 2.1 million shares issuable upon exercise of warrants) in one or more offerings. As of November 6, 2018, we had 26,071,244 shares of common stock outstanding and exercisable warrants to purchase approximately 2.0 million shares of common stock outstanding, and therefore sales of common stock by us or our stockholders under the Registration Statement may represent a significant percentage of our common stock currently outstanding. If we or our stockholders sell, or the market perceives that we or our stockholders intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly. For example, our closing stock price on July 13, 2018, prior to the Registration Statement being declared effective, was $23.70 per share, and our closing stock price on July 16, 2018, after the Registration Statement was declared effective, was $8.08 per share.

The issuance of shares upon exercise of our outstanding options and warrants may cause substantial dilution to our existing stockholders and reduce the trading price of our common stock.

We presently have outstanding and exercisable options and warrants that if exercised would result in the issuance of 9.4 million shares of our common stock as of September 30, 2018, excluding out-of-the-money stock options and warrants. The issuance of shares upon exercise of warrants and options may result in dilution to the interests of other stockholders and may reduce the trading price of our common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our certificate of incorporation and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

To the extent that a third party brings a claim against us and/or any of our officers or directors, whether successful or not, a claim for indemnification brought by any of our directors or officers would reduce the amount of funds available for use in our business.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially own approximately 53.0% of our outstanding common stock as of September 30, 2018. Accordingly, these stockholders, acting together, will continue to be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult, which could discourage takeover attempts and lead to management entrenchment, and the market price of our common stock may be lower as a result.

Certain provisions in our certificate of incorporation and bylaws may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by the stockholders. For example, our board of directors (“the Board”) has the authority to issue up to 10,000,000 shares of preferred stock. The Board can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

As described in our definitive proxy statement filed with the SEC on October 16, 2018 with respect to our annual meeting of stockholders to be held on December 4, 2018, our Board has approved changes to our certificate of incorporation that include additional provisions that could have an anti-takeover effect if such changes are approved by our stockholders at our annual meeting.

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

Item 2. Recent Sales of Unregistered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.

Exhibit Index

			FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE
10.1	†	Master Services Agreement by and between the Company and Amarex Clinical Research, LLC, dated as of August 20, 2018	X
10.2		Non-Employee Director Compensation Policy dated as of September 21, 2018	X
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS		XBRL Instance Document	X
101.SCH		XBRL Taxonomy Extension Schema Document	X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF		XBRL Taxonomy Extension Definition Document	X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNOVATE BIOPHARMACEUTICALS, INC.
a Delaware corporation

Date:	November 13, 2018	By:	/s/ Jay P. Madan
Jay P. Madan
President, Chief Business Officer and Interim Principal Financial Officer