Form 10-Q
period 2019-06-30
INNOVATE BIOPHARMACEUTICALS, INC.
filed 2019-08-08
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
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

As of August 6, 2019, the registrant had 35,883,953 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Balance Sheets

	(Unaudited) June 30, 2019	December 31, 2018
Assets

Current assets:
Cash and cash equivalents	$13,337,898	$5,728,900
Restricted deposit	75,000	75,000
Prepaid expenses and other current assets	1,117,628	504,907
Deferred offering costs	—	104,706
Total current assets	14,530,526	6,413,513

Property and equipment, net	34,157	35,095
Right-of-use asset	69,325	—
Other assets	5,580	5,580
Total assets	$14,639,588	$6,454,188

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,712,285	$3,618,634
Accrued expenses	974,091	826,327
Convertible note payable, net	4,044,212	5,196,667
Derivative liability	999,000	370,000
Warrant liabilities	660,200	—
Accrued interest	174,166	101,624
Lease liability, current portion	54,620	—
Total current liabilities	9,618,574	10,113,252

Lease liability, net of current portion	14,705	—
Total liabilities	9,633,279	10,113,252

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Preferred stock $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock - $0.0001 par value, 350,000,000 shares authorized; 35,883,953 and 26,088,820 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3,589	2,609
Additional paid-in capital	57,441,695	39,854,297
Accumulated deficit	(52,438,975)	(43,515,970)
Total stockholders’ equity (deficit)	5,006,309	(3,659,064)

Total liabilities and stockholders’ equity (deficit)	$14,639,588	$6,454,188
See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$3,073,344	$1,243,221	$4,271,659	$7,601,225
General and administrative	3,049,711	2,132,850	6,164,206	7,103,463
Total operating expenses	6,123,055	3,376,071	10,435,865	14,704,688

Loss from operations	(6,123,055)	(3,376,071)	(10,435,865)	(14,704,688)

Other income (expense):
Interest income	72,641	54,637	99,097	85,129
Interest expense	(431,626)	(894,118)	(858,871)	(4,555,737)
Loss on extinguishment of convertible note payable	—	—	(1,049,166)	—
Change in fair value of derivative liability and extinguishment of derivative liability	181,000	—	652,000	—
Change in fair value of warrant liabilities	1,812,800	—	2,669,800	—
Total other income (expense), net	1,634,815	(839,481)	1,512,860	(4,470,608)

Loss before income taxes	(4,488,240)	(4,215,552)	(8,923,005)	(19,175,296)
Benefit from income taxes	—	—	—	—

Net loss	$(4,488,240)	$(4,215,552)	$(8,923,005)	$(19,175,296)

Net loss per common share, basic and diluted	$(0.13)	$(0.16)	$(0.29)	$(0.82)

Weighted-average common shares, basic and diluted	33,973,788	25,695,171	30,631,601	23,481,834

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.
Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2018	26,088,820	$2,609	$39,854,297	$(43,515,970)	$(3,659,064)
Issuance of common stock and warrants	4,886,782	489	11,474,766	—	11,475,255
Allocation of warrants to liabilities	—	—	(1,970,000)	—	(1,970,000)
Stock issuance costs	—	—	(319,819)	—	(319,819)
Share-based compensation	—	—	526,000	—	526,000
Issuance of RSUs	90,000	9	(9)	—	—
Net loss	—	—	—	(4,434,765)	(4,434,765)
Balance as of March 31, 2019	31,065,602	3,107	49,565,235	(47,950,735)	1,617,607
Issuance of common stock and warrants	4,318,272	432	8,744,069	—	8,744,501
Allocation of warrants to liabilities	—	—	(1,360,000)	—	(1,360,000)
Stock issuance costs	—	—	(389,623)	—	(389,623)
Exercise of stock options	100,079	10	30,054	—	30,064
Issuance of RSUs	400,000	40	(40)	—	—
Share-based compensation	—	—	852,000	—	852,000
Net loss	—	—	—	(4,488,240)	(4,488,240)
Balance as of June 30, 2019	35,883,953	$3,589	$57,441,695	$(52,438,975)	$5,006,309

Six Months Ended June 30, 2018
	Common Stock Shares*	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2017	11,888,240	$11,888	$7,167,189	$(19,353,691)	$(12,174,614)
Change in par value from $0.001 to $0.0001	—	(10,699)	10,699	—	—
Issuance of shares as a result of reverse recapitalization	1,864,808	186	(978,860)	—	(978,674)
Issuance of common stock	7,111,631	711	16,136,950	—	16,137,661
Warrants issued with common stock	—	—	1,995,000	—	1,995,000
Warrants issued to placement agents	—	—	913,000	—	913,000
Stock issuance costs	—	—	(2,568,079)	—	(2,568,079)
Conversion of convertible debt and accrued interest	4,827,001	483	9,229,336	—	9,229,819
Beneficial conversion feature	—	—	3,077,887	—	3,077,887
Share-based compensation	—	—	7,174,000	—	7,174,000
Net loss	—	—	—	(14,959,744)	(14,959,744)
Balance as of March 31, 2018	25,691,680	$2,569	$42,157,122	$(34,313,435)	$7,846,256
Exercise of warrants	3,922	1	12,471	—	12,472
Share-based compensation	—	—	(184,000)	—	(184,000)
Net loss	—	—	—	(4,215,552)	(4,215,552)
Balance as of June 30, 2018	25,695,602	$2,570	$41,985,593	$(38,528,987)	$3,459,176

* Common shares adjusted for the exchange ratio from the reverse recapitalization

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.
Unaudited Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(8,923,005)	$(19,175,296)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Share-based compensation	1,378,000	6,990,000
Write-off of deferred offering costs	100,056	—
Accrued interest on convertible notes	174,166	25,578
Amortization of debt discount	382,212	1,171,985
Depreciation	10,413	9,279
Beneficial conversion feature	—	3,077,887
Change in fair value of derivative liability	(282,000)	—
Change in fair value of warrant liability	(2,669,800)	—
Extinguishment of derivative liability	(370,000)	—
Loss on extinguishment of debt	1,049,166	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(592,375)	(70,074)
Accounts payable	(1,058,692)	(289,697)
Accrued expenses	147,764	(1,020,430)
Accrued interest	(101,624)	—
Net cash used in operating activities	(10,755,719)	(9,280,768)

Cash flows from investing activities
Purchase of property and equipment	(9,475)	(13,943)
Loan payments from related party	—	75,000
Net cash (used in) provided by investing activities	(9,475)	61,057

Cash flows from financing activities
Borrowings from convertible notes	5,000,000	3,345,000
Payments of convertible notes	(6,245,833)	(275,000)
Payments of debt issuance costs	(57,000)	(20,000)
Proceeds from the exercise of stock options	15,574	—
Proceeds from issuance of common stock and warrants	20,706,919	18,132,661
Payment of deferred offering costs	(1,045,468)	(1,655,079)
Net cash provided by financing activities	18,374,192	19,527,582

Net increase in cash and cash equivalents	7,608,998	10,307,871

Cash and cash equivalents as of beginning of period	5,728,900	355,563

Cash and cash equivalents as of end of period	$13,337,898	$10,663,434

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$418,927	$280,287

Supplemental disclosure of non-cash financing activities
Conversion of convertible notes and accrued interest to common stock	$—	$9,229,336
Assumption of liabilities from reverse recapitalization transaction	$—	$978,674
Warrants issued to placement agents	$—	$913,000
Non-cash addition of derivative liability	$1,281,000	$—
Non-cash addition of deferred offering costs	$151,137	$—
Receivable for stock options and warrants exercised	$14,490	$12,472
See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On January 29, 2018, prior to the Merger, Private Innovate completed an equity financing (the “Equity Issuance”). See Note 3—Merger and Financing.

Basis of Presentation

The unaudited condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Except as noted below under the section entitled “Recently Issued Accounting Standards—Accounting Pronouncements Adopted”, there have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2019, as compared to the significant accounting policies disclosed in Note 1 of the Company’s financial statements for the years ended December 31, 2018 and 2017. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

Shelf Registration Filing

On March 15, 2018, the Company filed a shelf registration statement that was declared effective on July 13, 2018. Under the shelf registration statement, the Company may, from time to time, sell its common stock in one or more offerings up to an aggregate dollar amount of $175 million (of which up to an aggregate of $40 million may be sold in an “at-the-market” offering as defined in Rule 415 of the Securities Act; the use of this facility was suspended on June 24, 2019). In addition, the selling stockholders included in the shelf registration statement may from time to time sell up to an aggregate amount of 13,990,403 shares of the Company’s common stock (including up to 2,051,771 shares issuable upon exercise of warrants) in one or more offerings.

March 2019 Offering

On March 17, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with SDS Capital Partners II, LLC and certain other accredited investors, pursuant to which the Company sold, on March 18, 2019, 4,181,068 shares of common stock and issued short-term warrants (the “Short-Term Warrants”) to purchase up to 4,181,068 shares of common stock, and long-term warrants (the “March Long-Term Warrants”) to purchase up to 2,508,634 shares of common stock. Pursuant to the Purchase Agreement, the Company issued the common stock and warrants at a purchase price of $2.33 per share for aggregate proceeds of approximately $9.7 million.

The March Long-Term Warrants issued will be exercisable for five years commencing on the six-month anniversary of March 18, 2019, have an initial exercise price of $2.56, subject to certain adjustments, and have an expiration date of March 18, 2024. Any March Long-Term Warrant that has not been exercised by the expiration date shall be automatically exercised via cashless exercise. The Short-Term Warrants are exercisable for a period of one year from March 18, 2019, have an expiration date of March 18, 2020 and have an initial exercise price of $4.00, subject to certain adjustments. If at any time after March 18, 2019, the weighted-average price of the Company’s common stock exceeds $5.25 for ten consecutive trading days, the Company may call the outstanding Short-Term Warrants and require that they be exercised in cash, except to the extent that such exercise would surpass the beneficial ownership limitations, as specified in the Purchase Agreement. If not previously exercised in full, at the expiration of their applicable terms, the warrants shall be automatically exercised via cashless exercise. The Short-Term Warrants and March Long-Term Warrants are classified as warrant liabilities on the accompanying condensed balance sheet.

Additional Issuance of Warrants

On April 25, 2019, the Company entered into an amendment (the “Amendment”) to the Purchase Agreement dated as of March 17, 2019, between the Company and each purchaser party thereto. The Amendment (i) deleted Section 4.12 of the Purchase Agreement, which generally prohibited the Company from issuing, entering into agreements to issue, announcing proposed issuances, selling or granting certain securities between the date of the Purchase Agreement and the date that was 45 days following the closing date thereunder and (ii) gave each purchaser the right to purchase, for $0.125 per underlying share, an additional warrant to purchase shares of the Company’s common stock having an exercise price per share of $2.13 and otherwise having the terms of the March Long-Term Warrants (collectively, the “New Warrants”) pursuant to a securities purchase agreement to be entered into among the Company and each purchaser that desires to purchase the New Warrants. On May 17, 2019, the Company and each purchaser entered into such Securities Purchase Agreement (the “New Agreement”), and the Company issued New Warrants exercisable for an aggregate of 3,897,010 shares of the Company’s common stock.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The New Warrants are exercisable for five years beginning on the six months anniversary of the date of issuance until the five-year anniversary of their date of issuance. The New Warrants have an initial exercise price equal to $2.13 per share, subject to certain adjustments. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to the Company, provided that any increase in such percentage shall not be effective until 61 days after such notice. If not previously exercised in full, at the expiration of their applicable terms, the New Warrants will be automatically exercised via cashless exercise, in which case the holder would receive upon such exercise the net number of shares, if any, of common stock determined according to the formula set forth in the New Warrants. The New Warrants are classified as warrant liabilities on the accompanying condensed balance sheet.

April 2019 Offering

On April 29, 2019, the Company entered into a Securities Purchase Agreement (the “April Purchase Agreement”) with certain institutional and accredited investors providing for the sale by the Company of up to 4,318,272 shares of its common stock at a purchase price of $2.025 per share.

Pursuant to the April Purchase Agreement, the Company agreed to issue unregistered warrants (the “April Warrants”) to purchase up to 4,318,272 shares of common stock. Subject to certain ownership limitations, the April Warrants are exercisable beginning on the date of their issuance until the five-and-a-half-year anniversary of their date of issuance at an initial exercise price of $2.13. The exercise price of the April Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the April Warrants. Upon a fundamental transaction, the holder shall have the right to receive payment in cash, or under certain circumstances in other consideration, from the Company at the Black-Scholes value as described in the April Warrants. The April Warrants may be exercisable on a “cashless” basis while there is no effective registration statement or current prospectus available for the shares of common stock issuable upon exercise of the April Warrants. A holder will not have the right to exercise any portion of the April Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the April Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to the Company, provided that any increase in such percentage shall not be effective until 61 days after such notice. If not previously exercised in full, at the expiration of their terms, the April Warrants will be automatically exercised via cashless exercise.

The net proceeds from the offering and the private placement were approximately $7.9 million, after deducting commissions and estimated offering costs. The Company granted the placement agent warrants to purchase up to 215,914 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the April Warrants, except that the Placement Agent Warrants have an exercise price of $2.53 and have a term of 5 years from the effective date of the offering. The Company also paid the placement agent a reimbursement for non-accountable expenses in the amount of $35,000 and a reimbursement for legal fees and expenses of the placement agent in the amount of $25,000. The April Warrants and Placement Agent Warrants are classified as warrant liabilities on the accompanying condensed balance sheet.

Business Risks

The Company faces risks associated with biopharmaceutical companies whose products are in the various stages of development. These risks include, among others, the Company’s need for additional financing to achieve key development milestones, the need to defend intellectual property rights, and the dependence on key members of management.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Areas of the financial statements where estimates may have the most significant effect include accrued expenses, share-based compensation, valuation of the derivative liability and warrant liabilities, valuation allowance for income tax assets and management’s assessment of the Company’s ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

Accrued Expenses

The Company incurs periodic expenses such as research and development, licensing fees, salaries and benefits, and professional fees. The Company is required to estimate its expenses resulting from obligations under contracts with clinical

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Accrued compensation and benefits	$621,905	$697,334
Other accrued expenses	352,186	128,993
Total	$974,091	$826,327

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

Warrant Liabilities
The warrants the Company issued during 2019 are freestanding financial instruments that contain net settlement options and may require the Company to settle these warrants in cash under certain circumstances. As such, the Company has classified these warrants as liabilities on the accompanying condensed balance sheets. The warrant liabilities are initially recorded at fair value on the date of issuance and will be subsequently re-measured to fair value at each balance sheet date until the warrant liabilities are settled. Changes in the fair value of the warrants are recognized as a non-cash component of other income and expense in the accompanying condensed statements of operations and comprehensive loss.
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

Share-Based Compensation

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Periodically, the board may approve the grant of restricted stock units (“RSUs”) pursuant to the Innovate Biopharmaceuticals, Inc. 2012 Omnibus Incentive Plan, as amended, which represent the right to receive shares of the Company’s common stock based on terms of the agreement. The fair value of RSUs is recognized as share-based compensation expense generally on a straight-line basis over the service period, net of estimated forfeitures. The grant date fair value of an RSU represents the closing price of the Company’s common stock on the date of grant.

Share-based Compensation Adjustment to Prior Period Results

In preparing the Company’s financial statements for the year ended December 31, 2018, the Company determined that an immaterial error was made in the amount of share-based compensation expense recorded in the Company’s Quarterly Report on Form 10-Q for March 31, 2018, which was filed with the SEC on May 15, 2018. The error resulted in an overstatement of share-based compensation expense of approximately $1.2 million for the first quarter of 2018 and the subsequent year-to-date periods through September 30, 2018. The Company disclosed this error in its Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019. The Company has revised its previously reported financial results for the six months ending June 30, 2018 to correct the error. The Company concluded that this correction did not have a material impact on its previously issued quarterly financial statements or the audited financial statements for the year ended December 31, 2018. The financial results for the six months ended June 30, 2018 included within this Quarterly Report on Form 10-Q reflect the adjustment to the prior period.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The table below summarizes the valuation inputs into the MCS model for the derivative liability associated with the Senior Convertible Note as of December 31, 2018 and for the derivative liability associated with the Unsecured Convertible Note as of March 8, 2019 and June 30, 2019.

	Derivative Liability
	June 30,	March 8,	December 31,
	2019	2019	2018
Expected dividend yield
Discount rate	29.1%	29.3%	13.6%
Expected stock price volatility	105.6%	101.1%	105.6%
Risk-free interest rate	1.8%	2.5%	2.5%
Expected term	20 months	24 months	21 months
Price of the underlying common stock	$1.16	$1.99	$2.31

The fair value of the warrants issued pursuant to the Purchase Agreements further described above in the sections entitled “March 2019 Offering,” “Additional Issuance of Warrants,” and “April 2019 Offering” were determined through the use of an MCS model. The MCS methodology calculates the theoretical value of an option based on certain parameters, including (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free interest rate and (vi) the number of paths. Given the high level of the selected volatilities, the methodology selected simulates the Company’s market value of invested capital (“MVIC”) through the maturity date of the respective warrants (ranging from one year to five-and-a-half years). Further, the estimated future stock price of the Company is calculated by subtracting the debt plus accrued interest from the MVIC. The significant estimates used in the MCS model include management’s estimated probability of future financing and liquidation events.

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The March Long-term Warrants, the New Warrants, the April Warrants and the Placement Agent Warrants are referred to collectively as the “Long-term Warrants.”

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below summarizes the valuation inputs into the MCS model for the warrant liabilities at their respective dates of issuance.

	Short-Term Warrants	Long-Term Warrants
	March 18, 2019	March 18, 2019	May 1, 2019	May 17, 2019
Conversion price	$4.00	$2.56	$ 2.13 - $ 2.53	$2.13
Expected stock price volatility	122.0%	85.2%	84.1%	83.4%
Risk-free interest rate	2.5%	2.2%	2.2%	2.2%
Expected term	1 year	5 years	5 - 5.5 years	5 years
Price of the underlying common stock	$2.48	$2.48	$1.54	$1.58

The table below summarizes the range of valuation inputs into the MCS model for the warrant liabilities as of June 30, 2019.

	Short-Term Warrants	Long-Term Warrants
	June 30, 2019
Conversion price	$4.00	$2.13 - $2.56
Expected stock price volatility	85.3%	83% - 83.5%
Risk-free interest rate	2.0%	1.8% - 2.0%
Expected term	1 year	5 - 5.5 years
Price of the underlying common stock	$1.16	1.16

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$999,000	$999,000
Warrant liabilities	—	—	660,200	660,200
Total liabilities at fair value	$—	$—	$1,659,200	$1,659,200

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$370,000	$370,000
Warrant liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$370,000	$370,000

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes the changes in fair value of the derivative liability and warrant liabilities classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

Six Months Ended June 30, 2019
Beginning balance as of December 31, 2018	$370,000
Issuance of warrant liabilities	3,330,000
Extinguishment of derivative liability (the Senior Convertible Note)	(370,000)
Issuance of derivative liability (the Unsecured Convertible Note)	1,281,000
Change in fair value of warrant liabilities	(2,669,800)
Change in fair value of derivative liability	(282,000)
Ending balance as of June 30, 2019	$1,659,200

The amount of total gain for the period included in earnings attributable to the change in unrealized gains relating to the fair value liabilities still held at the reporting date	$2,951,800

There were no gains or losses included in earnings attributable to changes in unrealized gains or losses for fair value assets or liabilities during the three and six months ended June 30, 2018.

The cumulative unrealized gain relating to the change in fair value of the derivative liability and warrant liabilities of $2,951,800 and the extinguishment of derivative liability of $370,000 for the six months ended June 30, 2019 is included in other income (expense) in the condensed statements of operations and comprehensive loss.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of June 30, 2019 and December 31, 2018, the recorded values of cash and cash equivalents, restricted deposit, accounts payable, accrued expenses and convertible promissory notes approximate their fair values due to the short-term nature of the instruments.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees related to offerings or the Company’s shelf registration. Offering costs incurred prior to an offering are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. Deferred offering costs associated with the shelf registration will be charged to additional paid-in capital on a pro-rata basis in the event the Company completes an offering under the shelf registration. Due to the voluntary suspension of the “at-the-market” (“ATM”) facility effective June 24, 2019, deferred offering costs associated with the ATM facility were written off during the three and six months ended June 30, 2019.

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $126,000 and $161,000 for the three months ended June 30, 2019 and 2018, respectively, and $287,000 and $309,000 for the six months ended June 30, 2019 and 2018, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the three and six months ended June 30, 2019 and 2018, 24.5 million and 8.6 million potentially dilutive securities related to warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2019	2018
Options outstanding under the Private Innovate Plan	6,240,792	6,428,577
Options outstanding under the Amended Omnibus Plan	1,266,546	1,683
Warrants issued at a weighted-average exercise price of $55.31	154,403	154,403
Warrants issued at an exercise price of $2.54	349,555	349,555
Warrants issued at an exercise price of $3.18	1,410,358	1,702,216
Short-term warrants issued at an exercise price of $4.00	4,181,068	—
Long-term warrants issued at a weighted-average exercise price of $2.24	10,939,830	—
Total	24,542,552	8,636,434

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
Under the new leases standard, the Company recognizes a right-of-use (“ROU”) asset and lease liability upon commencement of a lease. The ROU asset represents the Company’s right to use an underlying asset for the lease term and is included in right-of-use asset on the accompanying condensed balance sheet. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease and are included in current and non-current lease liability on the accompanying condensed balance sheet. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In the absence of an implicit rate, the Company uses their incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. All leases with a term of less than 12 months are not recognized on the balance sheet. Adoption of the new leases standard resulted in the Company recognizing a ROU asset and lease liability of less than $0.1 million as of January 1, 2019. The adoption of ASU 2016-02 did not result in a cumulative adjustment to accumulated deficit.
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The Company adopted this standard effective January 1, 2019. Effective January 1, 2019, the date of adoption, the Company changed its expense recognition for share-based payments to non-employees to an amount determined at the grant or modification date instead of a variable amount to be re-measured each reporting period. The Company calculated the fair value of its non-employee grants as of the adoption date and determined that there was no impact to the Company’s accumulated deficit or other components of equity upon adoption of ASU 2018-07. The unamortized expense for non-employee grants will be recognized on a straight-line basis over the remaining contractual term of the respective non-employee option agreements. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements.

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted and the Company is currently evaluating the impact this standard will have on the Company’s financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months following the date these financial statements are issued. Based on the Company’s limited operating history and recurring operating losses, the Company will need substantial additional funding to support its planned and future operating activities, including progression of research and development programs. Management’s plans with regard to these matters may include entering into strategic partnerships or licensing arrangements or seeking additional debt or equity financing arrangements or a combination of these activities. There can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, on a timely basis or at all. The failure to obtain additional funding or strategic partnerships could adversely affect the Company’s ability to achieve its business objectives and product development timelines and could have a material adverse effect on the Company’s results of operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: DEBT

Senior Convertible Note

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The various conversion and redemption features contained in the Senior Convertible Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at their estimated fair value. See Note 1—Summary of Significant Accounting Policies for details regarding the fair value of derivative liability. During 2018, the VWAP of the Company’s common stock was lower than the Floor Price for more than ten consecutive days. As such, the noteholder had the right to require the Company to redeem the Senior Convertible Note prior to December 31, 2018, at its option. Therefore, the Company has amortized the entire debt discount to interest expense through the triggering of the redemption option, which occurred in 2018. Based on the conversion features, redemption features and subjective acceleration clauses contained in the Senior Convertible Note, the Company recorded the Senior Convertible Note as a short-term obligation as of December 31, 2018.

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

During March 2019, the Company exercised its repurchase rights from the Option Agreement and paid the noteholder of the Senior Convertible Note approximately $5,200,000 in principal and $60,000 in interest, which was the full purchase amount of the Senior Convertible Note pursuant to the terms of the Option Agreement. There are no further amounts outstanding under the Senior Convertible Note and the Senior Convertible Note has been canceled. The Company accounted for the repayment of the Senior Convertible Note as a liability extinguishment in accordance with ASC 405, Extinguishments of Liabilities, which resulted in the Company recording a loss on extinguishment of debt of approximately $1.0 million in the accompanying statements of operations and comprehensive loss for the six months ended June 30, 2019.

Amortization of debt discount for the Note and Senior Convertible Note recorded as interest expense was approximately $0.7 million and $1.2 million for the three and six months ended June 30, 2018, respectively. There was no such expense for the Note and Senior Convertible Note during the three and six months ended June 30, 2019.

Unsecured Convertible Promissory Note

On March 8, 2019, the Company entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with a purchaser (the “Convertible Noteholder”). Pursuant to the Note Purchase Agreement, the Company issued the Convertible Noteholder an unsecured Convertible Promissory Note (the “Unsecured Convertible Note”) in the principal amount of $5,500,000. The Convertible Noteholder may elect to convert all or a portion of the Unsecured Convertible Note at any time and from time to time into the Company’s common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. The Company may prepay all or a portion of the Unsecured Convertible Note at any time for an amount equal to 115% of then outstanding obligations or the portion of the obligations the Company is prepaying. The purchase price of the Unsecured Convertible Note was $5,000,000, and the Unsecured Convertible

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note carries an original issuance discount (“OID”) of $500,000, which is included in the principal amount of the Unsecured Convertible Note. In addition, the Company agreed to pay $20,000 of transaction expenses, which were netted out of the purchase price of the Unsecured Convertible Note. The Company also incurred additional transaction costs of approximately $37,000, which were recorded as debt issuance costs. As a result of the redemption features of the Unsecured Convertible Note, further described below, the Company is amortizing the debt issuance costs and accreting the OID to interest expense over the estimated redemption period of 15 months, using the effective interest method.

The various conversion and redemption features contained in the Unsecured Convertible Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $1.3 million. Amortization of debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

The Unsecured Convertible Note consists of the following:

June 30, 2019
Convertible Note	$5,500,000
Less: unamortized debt discount and OID accretion	(1,455,788)
Total	$4,044,212

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

There were no milestone or royalty fees incurred during the three and six months ended June 30, 2019 and 2018.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital stock consists of 360 million shares of capital stock, par value $0.0001 per share, of which 350 million shares are designated as common stock and 10 million shares are designated as preferred stock.

The holders of the Company’s common stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Company’s board of directors; (ii) are entitled to share in all the Company’s assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of the Company’s affairs; (iii) do not have preemptive, subscription or conversion rights (and there are no redemption or sinking fund provisions or rights); and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

The Company had reserved shares of common stock for future issuance as follows:

	June 30,	December 31,
	2019	2018
Outstanding stock options	7,507,338	7,117,002
Warrants to purchase common stock	17,035,214	1,914,316
Shares issuable upon conversion of convertible debt	1,745,897	1,720,224
For possible future issuance under the Amended Omnibus Plan	2,554,083	2,230,057
Total common shares reserved for future issuance	28,842,532	12,981,599

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

 During the six months ended June 30, 2019, the Company sold 8,499,340 shares of common stock and issued Short-Term Warrants and Long-Term Warrants to purchase up to 15,120,898 shares of common stock. For further details, see Note 1—Summary of Significant Accounting Policies.

On October 26, 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC and Ladenburg Thalmann & Co., Inc. and filed a prospectus with the SEC to such offering. The Company previously filed a Form S-3 that became effective July 13, 2018 that included the registration of $40 million of its shares of common stock in connection with a potential ATM offering. Pursuant to the sales agreement, the Company may issue and sell shares having an aggregate gross sales price of up to $40 million. The Company is required to pay the sales agents commissions of 3% of the gross sales price per share sold. During the six months ended June 30, 2019, the Company sold 705,714 shares under the ATM for total net proceeds of approximately $1,675,000. All proceeds were received as of June 30, 2019. The ATM facility was voluntarily suspended as of June 24, 2019. Due to suspension of the ATM facility, deferred offering costs of approximately $0.1 million were written off during the three months ended June 30, 2019.

NOTE 7: SHARE-BASED COMPENSATION

Upon consummation of the Merger, the Company had two stock option plans in existence: the Monster Digital, Inc. 2012 Omnibus Incentive Plan (the “Omnibus Plan”) and the Innovate 2015 Stock Incentive Plan (the “Private Innovate Plan”). During 2018, the Company’s board of directors approved an amendment to the Omnibus Plan to, among other things, formally change the name of the Omnibus Plan to the Innovate Biopharmaceuticals, Inc. 2012 Omnibus Incentive Plan (the “Amended Omnibus Plan”) and increase the number of shares authorized for issuance under the Amended Omnibus Plan to provide for an additional 3,000,000 shares. In addition, the shares reserved for issuance under the Amended Omnibus Plan will automatically increase on the first day of each calendar year beginning in 2019 and ending in 2022 by an amount equal to the lesser of (i) five percent of the number of shares of common stock outstanding as of December 31st of the immediately preceding calendar year or (ii) such lesser number of shares of common stock as determined by the board of directors (the “Evergreen Provision”). On January 1, 2019, the number of shares of common stock available under the Amended Omnibus Plan automatically increased by 1,304,441 shares pursuant to the Evergreen Provision.

The terms of the option agreements are determined by the Company’s board of directors. The Company’s stock options vest based on the terms in the stock option agreements and typically vest over a period of three to four years. These stock options typically have a maximum term of ten years.

Private Innovate Plan

As of June 30, 2019, there were 6,240,792 stock options outstanding under the Private Innovate Plan. Following completion of the Merger, the Company does not intend to issue any additional awards from the Private Innovate Plan.

The range of assumptions used in estimating the fair value of the options granted or re-measured under the Private Innovate Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	—%	67% - 68%	67%	67% - 72%
Risk-free interest rate	—%	2.8% - 2.9%	2.6%	2.7% - 2.9%
Expected term of options	0	8.7 - 9.3	8.2 - 8.7	8.7 - 9.5

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	6,340,871	$1.53	$4,978,205	7.7
Options granted	—	—	—
Options forfeited	—	—	—
Options exercised	(100,079)	0.30	—
Outstanding at June 30, 2019	6,240,792	1.55	1,662,932	5.9
Exercisable at June 30, 2019	5,659,872	1.49	1,662,932	5.7
Vested and expected to vest at June 30, 2019	6,217,132	$1.54	$1,662,932	5.9

There were no options granted under the Private Innovate Plan during the three and six months ended June 30, 2019 and 2018. The total intrinsic value of options exercised was approximately $81,000 during the three and six months ended June 30, 2019.

The total fair value of stock option awards vested during the six months ended June 30, 2019 under the Private Innovate Plan was approximately $289,000. As of June 30, 2019, there was approximately $0.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan, which is expected to be recognized over a weighted average period of 1.8 years.

The Private Innovate Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors.

Amended Omnibus Plan

As of June 30, 2019, there were options to purchase 1,266,546 shares of Innovate common stock outstanding under the Amended Omnibus Plan and 2,554,083 shares available for future grants under the Amended Omnibus Plan.

The range of assumptions used in estimating the fair value of the options granted or re-measured under the Amended Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Expected dividend yield	0%	0%
Expected stock-price volatility	70%	68% – 72%
Risk-free interest rate	2.0% – 2.2%	2.0% – 2.7%
Expected term of options	5.7	5.4 – 10.0

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Amended Omnibus Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	776,131	$5.79	$—	7.4
Options granted	665,000	1.63	—
Options forfeited	(174,585)	6.02	—
Options exercised	—	—	—
Outstanding at June 30, 2019	1,266,546	3.58	—	9.5
Exercisable at June 30, 2019	418,741	4.25	—	9.2
Vested and expected to vest at June 30, 2019	1,201,929	$3.61	$—	9.5

The weighted-average grant date fair value of options granted under the Amended Omnibus Plan was $0.99 and $1.02 during the three and six months ended June 30, 2019, respectively. There were no options granted under the Amended Omnibus Plan during the three and six months ended June 30, 2018.

The total fair value of stock option awards vested under the Amended Omnibus Plan was approximately $371,000 during the six months ended June 30, 2019. As of June 30, 2019, there was approximately $1.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Amended Omnibus Plan. This cost is expected to be recognized over a weighted average period of 2.9 years.

The Amended Omnibus Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors.

During the six months ended June 30, 2019, the board approved grants of 490,000 RSUs. 390,000 of the RSUs vested immediately on the date of grant; the remaining 100,000 RSUs vest 50% on the date of grant and the remainder pro-rata over six months following the date of grant. The weighted-average fair value of RSUs granted during the six months ended June 30, 2019 was $1.44 and the Company recognized share-based compensation expense for the RSUs of approximately $449,000 and $639,000 during the three and six months ended June 30, 2019. There were no RSUs granted during the three and six months ended June 30, 2018.

Total share-based compensation expense recognized in the accompanying statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$351,000	$(334,000)	$443,000	$5,417,000
General and administrative	501,000	150,000	935,000	1,573,000
Total share-based compensation	$852,000	$(184,000)	$1,378,000	$6,990,000

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

Employment Agreements

Prior to March 11, 2018, the Company was party to employment agreements with certain executives of the Company. Under the terms of these agreements, the Company agreed to pay the executives certain payments upon the achievement of

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

financial milestone events. These milestone events were based on total debt or equity funding received by the Company. During the six months ended June 30, 2018, financial milestone events were achieved through the Merger and Equity Issuance events and the Company paid these executives approximately $1.1 million in accordance with the agreements.

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

In November 2018 and February 2019, the Company entered into separation and general release agreements with two former executives of the Company that included separation benefits consistent with each former executives’ employment agreement. The Company recognized severance expense totaling $300,000 during the six months ended June 30, 2019, which is being paid in equal installments over 12 months beginning February 2019. There was no severance expense recognized during the three months ended June 30, 2019. The remaining accrued severance obligation in respect of the two former executives is $0.3 million as of June 30, 2019, which is included in accrued expenses on the accompanying condensed balance sheet.

Office Lease

In October 2017, the Company entered into a three-year lease for office space that expires on September 30, 2020. Base annual rent is $60,000, or $5,000 per month. Monthly payments of $5,000 are due and payable over the 24-month term. A security deposit of $5,000 was paid in October 2017. The lease contains a two-year renewal option.

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
Operating lease cost under ASC 842 was approximately $15,000 and $30,000 for the three and six months ended June 30, 2019 and is included in general and administrative expenses on the accompanying condensed statement of operations and comprehensive loss. Lease expense under ASC 840 was $15,000 and $30,000 for the three and six months ended June 30, 2018 and is included in general and administrative expenses on the accompanying condensed statements of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the six months ended June 30, 2019.
Future minimum payments under the Company’s lease liability were as follows:

Year ended December 31,	Operating Leases
2019	$30,000
2020	45,000
Total lease payment	75,000
Less: imputed interest	(5,675)
Total	$69,325
Legal

In November 2018, the Company received a letter and draft complaint regarding a former consultant of the Company who was compensated in cash and stock options for his services, demanding damages of up to approximately $3.6 million plus punitive damages in connection with a delay in such consultant’s ability and timing to exercise options and sell shares of the Company’s common stock related to past consulting services. On January 8, 2019, M. Scott Harris and Middleburg Consultants, Inc. (collectively, “Harris”) filed the claim in the Superior Court of the State of Delaware (the “Delaware Action”). As previously disclosed, the Company strongly denies any wrongdoing alleged in the threatened litigation and firmly believes the allegations in the complaint are entirely without merit and intends to defend against them vigorously. On February 25, 2019, the Company filed a motion to dismiss the Delaware Action. The motion to dismiss was heard by the Delaware court on June 26, 2019 and the Company is awaiting the Court’s decision. If the motion is not granted, the Company intends to dispute

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the factual basis of Harris’ claims and also intends to assert affirmative defenses and counterclaims against Harris. The Company is unable to estimate the amount of a potential loss or range of potential loss, if any.

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

These forward-looking statements are based on our current expectations and beliefs and necessarily involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to our limited operating history; our need for substantial additional funding; the lengthy, expensive and uncertain nature of the clinical trials process; results of earlier studies and trials not being predictive of future trial results; our need to attract and retain senior management and key scientific personnel; our reliance on third parties; our ability to manage our growth; potential delays in commencement and completion of clinical studies; our ability to obtain and maintain effective intellectual property protection; and other risks described with these in greater detail in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context otherwise requires, as used in this report, the words “we,” “us,” “our,” the “Company” and “Innovate” refer to Innovate Biopharmaceuticals, Inc. as of and following the closing of the merger of Monster and Private Innovate (the “Merger”) on January 29, 2018, and, where applicable, the business of Private Innovate prior to the Merger. All references to “Monster” refer to Monster Digital, Inc. prior to the closing of the Merger.

The following analysis reflects the historical financial results of Private Innovate prior to the Merger and that of Innovate following the Merger and does not include the historical financial results of Monster. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

Company Overview

We are a clinical-stage biopharmaceutical company developing novel medicines for autoimmune and inflammatory diseases with unmet medical needs, including drug candidates for celiac disease, nonalcoholic steatohepatitis (NASH), alcoholic steatohepatitis (ASH), Crohn’s disease and ulcerative colitis (UC). We started the Phase 3 clinical trial for our lead drug candidate, larazotide acetate or larazotide (INN-202), for the treatment of celiac disease in June 2019. We will provide updates from time to time as the trial gets further along. Larazotide has the potential to be the first-to-market therapeutic for celiac disease, an unmet medical need affecting an estimated 1% of the U.S. population or more than 3 million individuals. Celiac patients have no treatment alternative other than a strict lifelong adherence to a gluten-free diet which is difficult to maintain and can be deficient in key nutrients. In celiac disease, larazotide is the only drug which has successfully met its primary endpoint with statistical significance in a Phase 2b efficacy trial, which was comprised of 342 patients. Innovate completed the End of Phase 2 meeting with the FDA for the treatment of celiac disease with larazotide and received Fast Track designation. Larazotide has been shown to be safe and effective after being tested in several clinical trials involving nearly 600 patients, most recently in the Phase 2b trial for celiac disease.

We are also developing larazotide for the treatment of NASH, a type of liver disease stemming from the most common liver disorder in the world, fatty liver disease. NASH is an unmet medical need affecting approximately 5% to 6% of the U.S. adult population, or more than 15 million individuals. We are developing a proprietary formulation of larazotide for NASH for efficient delivery to the intestine. Larazotide has the potential to reduce the transport of bacterial toxins and immunogenic antigens, including lipopolysaccharide (LPS). Larazotide may be the first drug with this novel mechanism to potentially show improvements in validated NASH biomarkers and endpoints. In a 12-week preclinical study of larazotide combined with obeticholic acid (OCA), data demonstrated statistically significant reductions in plasma total cholesterol, absolute and relative liver weights, relative and total liver cholesterol, and relative and absolute liver triglycerides. These data suggest a synergistic effect between larazotide and OCA.

Intestinal permeability is compromised in numerous diseases where a disruption of the epithelial barrier that separates the lumen from the host’s immune system may contribute to uncontrolled inflammation. Larazotide is a gut-restricted peptide which has been shown to re-normalize intestinal permeability in various inflammatory and metabolic preclinical models. During 2019, we initiated a research collaboration with Institut Gustave Roussy’s Laurence Zitovogel, MD, Ph.D., Department of Immuno-oncology. Through this collaboration, we seek to understand how the therapeutic effect of immune checkpoint inhibitors, such as antibodies to CTLA-4 and PD-1, are modulated by blocking translocation of certain metabolites and bacterial antigens and toxins from interacting with the host immune system in pre-clinical oncology models. Building on previous research that showed a type of permeability known as “leaky gut” that may cause microbial translocation of toxic products into circulation of the bloodstream, we are expanding our work in liver disease. Initial in vitro data suggests the potential use of larazotide in alcoholic liver diseases. We entered into a research collaboration with Massachusetts General Hospital to explore larazotide in animal models for the treatment of ASH.

INN-108 is a novel oral small molecule therapeutic for UC, which plagues up to 1.4 million individuals in the U.S. alone. With the combination of an immunomodulator, INN-108 could lead to a more efficacious drug than the current 5-ASA/mesalamine formations being used to treat UC. A Phase 1 trial was successfully completed in the U.S. with 24 subjects. We expect to enter Phase 2 trials for mild to moderate UC and an adult orphan indication, subject to the receipt of additional financing.

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

As of June 30, 2019, we had an accumulated deficit of $52.4 million. We incurred net losses of $4.5 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively, and $8.9 million and $19.2 million for the six months ended June 30, 2019 and 2018, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as we:

•continue research and development, including preclinical and clinical development of our future and existing product candidates, including INN-202;
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

As such, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings, strategic alliances or licensing arrangements, or other sources of financing. Our failure to obtain sufficient funds on acceptable terms could have a material adverse effect on our business, results of operations and financial condition.

Recent Developments

March 2019 Offering

On March 17, 2019, we entered into a securities purchase agreement (the “Purchase Agreement”) with SDS Capital Partners II, LLC and certain other accredited investors, pursuant to which we sold, on March 18, 2019, 4,181,068 shares of our common stock and issued short-term warrants (the “Short-Term Warrants”) to purchase up to 4,181,068 shares of common stock, and long-term warrants (the “March Long-Term Warrants”) to purchase up to 2,508,634 shares of common stock.

Pursuant to the Purchase Agreement, we issued the common stock and warrants at a purchase price of $2.33 per share for aggregate proceeds of approximately $9.7 million.

The March Long-Term Warrants issued will be exercisable commencing on the six-month anniversary of March 18, 2019, have an initial exercise price of $2.56, subject to certain adjustments, and have an expiration date of March 18, 2024. Any March Long-Term Warrant that has not been exercised by the expiration date will be automatically exercised via cashless exercise. The Short-Term Warrants are exercisable from the date of issuance, have an expiration date of March 18, 2020 and have an initial exercise price of $4.00, subject to certain adjustments. If at any time after March 18, 2019, the weighted-average price of our common stock exceeds $5.25 for ten consecutive trading days, we may call the outstanding Short-Term Warrants and require that they be exercised in cash, except to the extent that such exercise would surpass the beneficial ownership limitations, as specified in the Purchase Agreement. If exercised in full, the Short-Term Warrants and March Long-Term Warrants could result in aggregate gross proceeds of $23.1 million; however, there can be no guarantee that any or all of the Short-Term Warrants and March Long-Term Warrants will be exercised, that the market price of our common stock will exceed the exercise price of the Short-Term Warrants or March Long-Term Warrants or that the exercise price will not be subject to certain adjustments. In addition, in certain circumstances, the Short-Term Warrants and March Long-Term Warrants may also be exercised via cashless exercise pursuant to their respective terms.
Additional Warrant Issuance

On April 25, 2019, we entered into an amendment (the “Amendment”) to the Purchase Agreement dated as of March 17, 2019, further described in Note 1—Summary of Significant Accounting Policies, between us and each purchaser. The Amendment (i) deleted Section 4.12 of the Purchase Agreement, which generally prohibited us from issuing, entering into agreements to issue, announcing proposed issuances, selling or granting certain securities between the date of the Purchase Agreement and the date that was 45 days following the closing date thereunder and (ii) gave each purchaser the right to purchase, for $0.125 per underlying share, an additional warrant to purchase shares of our common stock having an exercise price per share of $2.13 and otherwise having the terms of the March Long-Term Warrants (collectively, the “New Warrants”) pursuant to a securities purchase agreement (the “New Securities Purchase Agreement”) entered into among us and each purchaser on May 17, 2019.

We issued New Warrants exercisable for an aggregate of 3,897,010 shares of our common stock and the New Warrants are exercisable for five years beginning on the six-month anniversary of the date of issuance. The New Warrants have an initial exercise price equal to $2.13 per share, subject to certain adjustments. If not previously exercised in full, at the expiration of their applicable terms, the New Warrants will be automatically exercised via cashless exercise, in which case the holder would receive upon such exercise the net number of shares, if any, of common stock determined according to the formula set forth in the New Warrant. If exercised in full, the New Warrants could result in aggregate gross proceeds of $8.3 million; however, there can be no guarantee that any or all of the New Warrants will be exercised, that the market price of our common stock will exceed the exercise price of the New Warrants or that the exercise price will not be subject to certain adjustments. In addition, in certain circumstances, the New Warrants may also be exercised via cashless exercise pursuant to the terms of the New Warrants.

April 2019 Offering

On April 29, 2019, we entered into a Securities Purchase Agreement (the “April Purchase Agreement”) with certain institutional and accredited investors providing for the sale of up to 4,318,272 shares of our common stock at a purchase price of $2.025 per share.

Pursuant to the April Purchase Agreement, we agreed to issue unregistered warrants (the “April Warrants”) to purchase up to 4,318,272 shares of our common stock. Subject to certain ownership limitations, the April Warrants are exercisable beginning on the date of their issuance until the five-and-a-half-year anniversary of their date of issuance at an initial exercise price of $2.13. The exercise price of the April Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the April Warrants. Upon a fundamental transaction, the holder shall have the right to receive payment in cash, or under certain circumstances in other consideration, from us at the Black-Scholes value as described in the April Warrants. The April Warrants may be exercisable on a “cashless” basis while there is no effective registration statement or current prospectus available for the shares of common stock issuable upon exercise of the April Warrants. A holder will not have the right to exercise any portion of the April Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the April Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in such percentage shall not be effective until 61 days after such notice. If not previously exercised in full, at the expiration of their terms, the April Warrants will be automatically exercised via cashless exercise.

The net proceeds from the offering and the private placement are approximately $7.9 million, after deducting commissions and estimated offering costs. We also granted the placement agent warrants to purchase up to 215,914 shares of our common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the April Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the per share purchase price and will have a term of 5 years from the effective date of the offering. We will also pay the placement agent a reimbursement for non-accountable expenses in the amount of $35,000 and a reimbursement for legal fees and expenses of the placement agent in the amount of $25,000. If exercised in full, the warrants issued in the April 2019 Offering, including the Placement Agent Warrants, could result in aggregate gross proceeds of $9.8 million; however, there can be no guarantee that any or all of the April Warrants and Placement Agent Warrants will be exercised, that the market price of our common stock will exceed the exercise price of the April Warrants or Placement Agent Warrants or that the exercise price will not be subject to certain adjustments. In addition, in certain circumstances, the April Warrants and Placement Agent Warrants may also be exercised via cashless exercise pursuant to their respective terms.

Corporate Updates

In June 2019, we expanded our senior management team by appointing Edward J. Sitar, CPA, to Chief Financial Officer. Mr. Sitar has extensive experience in finance and the life sciences industry. Mr. Sitar will be responsible for developing and implementing our financial strategy and growth plans.

Senior Convertible Note

On October 4, 2018, we entered into an Amendment and Exchange Agreement and Senior Convertible Note (“Senior Convertible Note”). The Senior Convertible Note was convertible into shares of our common stock at certain conversion prices depending on certain factors, which include the volume weighted average price (“VWAP”) of our common stock for a period of time prior to conversion. In addition, the Senior Convertible Note was redeemable by the noteholder or by us under certain qualifying conditions. The principal balance of the Senior Convertible Note was $5.2 million with a stated interest rate of 8.0% per annum and a maturity date of October 4, 2020. In January 2019, the noteholder issued a redemption notice and we repaid the noteholder $1.1 million of principal and accrued interest. During January 2019, we entered into an Option to Purchase Senior Convertible Note (“Option Agreement”) with the noteholder. The Option Agreement provided us with the ability to repay the Senior Convertible Note prior to March 31, 2019, which we exercised in March 2019. We paid the noteholder of the Senior Convertible Note approximately $5.3 million, which was the full purchase amount, including interest, of the Senior Convertible Note pursuant to the terms of the Option Agreement. There are no further amounts outstanding under the Senior Convertible Note and the Senior Convertible Note has been canceled.

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

Research and Development

We started the Phase 3 clinical trials for INN-202, after completing key study start-up activities for the study of adult patients with celiac disease who have persistent abdominal symptoms while on a gluten-free diet. The trial starts with the screening and monitoring of patients with subsequent randomization. We will provide updates from time to time as the trial gets further along. We anticipate that our first Phase 3 trial will have approximately 600 subjects, with three treatment groups (0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm).

Recent research and development milestones include:

•
continued research collaboration with Institut Gustave Roussy to study regulation of intestinal permeability and the gut microbiota using larazotide in immuno-oncology checkpoint inhibitor failure preclinical models;

•	continuation of data analysis from pre-clinical models in NASH after successful initial data from studying larazotide in both ex vivo and animal models;

•	continued research collaboration with Dr. Anthony Blikslager of North Carolina State University to explore life-cycle extension of our lead molecule larazotide acetate;

•	continued research collaboration with Dr. James Nataro of the University of Virginia, Charlottesville to study larazotide’s effect on Environmental Enteric Dysfunction; and

•
continued research collaboration with Dr. Jay Luther and Dr. Raymond Chung at the Gastroenterology Division at Massachusetts General Hospital in order to research the effects of larazotide on certain forms of alcoholic liver disease, such as ASH.

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

The Short-Term Warrants, March Long-Term Warrants, New Warrants, April Warrants and Placement Agent Warrants that we issued during the six months ended June 30, 2019 are freestanding financial instruments that contain net settlement options and may require the Company to settle these warrants in cash under certain circumstances. We have classified these warrants as liabilities on the accompanying condensed balance sheets. The warrant liabilities are initially recorded at fair value on the date of grant and will be subsequently re-measured to fair value at each balance sheet date until the warrant liabilities are settled. Changes in the fair value of the warrants are recognized as a non-cash component of other income and expense in the accompanying condensed statements of operations and comprehensive loss.

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
Under the new leases standard, we recognize a right-of-use (“ROU”) asset and lease liability upon commencement of a lease. The ROU asset represents our right to use an underlying asset for the lease term and is included in right-of-use asset on the accompanying condensed balance sheets. Lease liabilities represent our obligation to make lease payments arising from the lease and are included in current and non-current lease liability on the accompanying condensed balance sheets. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In the absence of an implicit rate, we use their incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. All leases with a term of less than 12 months are not recognized on the balance sheet. Adoption of the new leases standard resulted in us recognizing a ROU asset and lease liability of less than $0.1 million as of January 1, 2019. The adoption of ASU 2016-02 did not result in a cumulative adjustment to accumulated deficit.
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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table sets forth the key components of our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Operating expenses:
Research and development	$3,073,344	$1,243,221	$1,830,123	147%
General and administrative	3,049,711	2,132,850	916,861	43%
Total operating expenses	6,123,055	3,376,071	2,746,984	81%

Income (loss) from operations	(6,123,055)	(3,376,071)	(2,746,984)	(81)%
Other income (expense), net	1,634,815	(839,481)	2,474,296	295%

Net loss	$(4,488,240)	$(4,215,552)	$(272,688)	(6)%

Research and Development Expense

Research and development expense for the three months ended June 30, 2019, increased approximately $1.8 million, or 147%, as compared to the three months ended June 30, 2018. The increase was driven primarily by the start of the Phase 3 trial in celiac disease during the three months ended June 30, 2019, which represented an increase of approximately $0.9 million. In addition, non-cash share-based compensation expense increased by approximately $0.7 million primarily due to re-measurement of non-employee stock options during the three months ended June 30, 2018, which resulted in a decrease in expense as a result of the decline in the fair value of options vested during the prior period. Compensation costs and related benefits for our research and development personnel increased by approximately $0.2 million due to an increase in research and development personnel.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2019, increased approximately $0.9 million, or 43%, as compared to the three months ended June 30, 2018. The increase was driven primarily by an increase in non-cash share-based compensation expense of $0.4 million. The increase in non-cash share-based compensation expense was primarily due to RSUs that vested during the three months ended June 30, 2019. In addition, business development, patent protection of our intellectual property and other general corporate costs increased approximately $0.3 million and professional fees increased $0.2 million, which includes the write-off of deferred offering costs associated with the ATM facility of $0.1 million.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2019, decreased by approximately $2.5 million, or 295%, as compared to the three months ended June 30, 2018. The decrease is primarily due to the decrease in non-cash interest expense of $0.5 million, (ii) an unrealized gain from the change in fair value of the warrant liabilities of $1.8 million and (iii) an unrealized gain from the change in fair value of the Unsecured Convertible Note derivative liability of $0.2 million.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table sets forth the key components of our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Operating expenses:
Research and development	$4,271,659	$7,601,225	$(3,329,566)	(44)%
General and administrative	6,164,206	7,103,463	(939,257)	(13)%
Total operating expenses	10,435,865	14,704,688	(4,268,823)	(29)%

Income (loss) from operations	(10,435,865)	(14,704,688)	4,268,823	29%
Other income (expense), net	1,512,860	(4,470,608)	5,983,468	134%

Net loss	$(8,923,005)	$(19,175,296)	$10,252,291	53%

Research and Development Expense

Research and development expense for the six months ended June 30, 2019, decreased approximately $3.3 million, or 44%, as compared to the six months ended June 30, 2018. The decrease was primarily driven by a decrease of approximately $5.0 million in non-cash share-based compensation expense which is primarily due to a decrease in the options granted and vested during the six months ended June 30, 2019. Non-cash share-based compensation expense also decreased during the six months ended June 30, 2019, due to the decrease in fair value of options as a result of the decline in our stock price. This decrease was partially offset by an increase of approximately $1.4 million associated with the start of our Phase 3 clinical trials in celiac disease and an increase of approximately $0.3 million in compensation costs related to an increase in research and development personnel.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2019, decreased approximately $0.9 million, or 13%, as compared to the six months ended June 30, 2018. The decrease was driven primarily by a decrease in accounting and legal fees associated with the Merger of $0.6 million, a decrease of $1.0 million in transaction advisory fees associated with the Merger and a decrease of $0.6 million in non-cash stock compensation expense primarily due to the decrease in fair value of options vesting during the period as a result of the decline in our stock price. These decreases were offset by an increase in (i) general and administrative personnel costs of $0.4 million, which includes severance costs for our former chief executive officer of $0.3 million, (ii) costs associated with operating as a public company of $0.2 million, including directors’ and officers’ liability insurance premiums, investor relations and regulatory fees and (iii) business development, patent protection of our intellectual property and other general corporate costs of $0.7 million.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2019, decreased by approximately $6.0 million, or 134%, as compared to the six months ended June 30, 2018. The decrease primarily consists of (i) a non-cash charge of $3.1 million for the beneficial conversion feature that was triggered when our convertible debt and accrued interest converted to our common stock at a 25% discount on January 29, 2018, (ii) an unrealized gain from the change in fair value of the warrant liabilities of $2.7 million, (iii) an unrealized gain from the change in fair value of the Unsecured Convertible Note derivative liability of $0.7 million and (iv) non-cash interest expense of $0.8. These changes were offset by $1.0 million for the loss on extinguishment of debt in March 2019 and $0.3 million in consideration for the Option Agreement associated with the Senior Convertible Note (see Note 4—Debt).

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2019, we had cash and cash equivalents of approximately $13.3 million, compared to approximately $5.7 million as of December 31, 2018. The increase in cash was primarily due to the net proceeds from the March 2019 Offering and April 2019 Offering, in addition to the issuance of convertible debt, net of expenditures for business operations, research and development and clinical trial preparations, further described below. We expect to incur substantial expenditures in the foreseeable future for the continued development and clinical trials of our product candidates. We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future. We plan to seek funds through debt or equity financings, strategic alliances and licensing arrangements, and other collaborations or sources of financing. However, there can be no assurance that we will be able to raise the additional capital needed to continue our pipeline of research and development programs on terms acceptable to us, on a timely basis or at all. If we are unable to raise additional funds when needed, our ability to develop our product candidates will be impaired. We may also be required to delay, reduce or terminate some or all of our development programs and clinical trials.

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

April 2019 Offering

On April 29, 2019, we entered into the April Purchase Agreement pursuant to which we sold, on May 1, 2019, 4,318,272 shares of our common stock at a purchase price of $2.025 per share for aggregate gross proceeds of approximately $7.9 million, after deducting commissions and estimated offering costs. Pursuant to the April Purchase Agreement, we issued warrants to purchase up to 4,318,272 share of common stock at an initial exercise price of $2.13. Additionally, we granted the placement agent warrants to purchase up to 215,914 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the April warrants, except that the Placement Agent Warrants have an exercise price of $2.53 and have a term of 5 years from the effective date of the offering. For additional terms of the agreement, see “Recent Developments—Corporate Updates—April 2019 Offering” above.

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

Amortization of debt discount for the Note and Senior Convertible Note recorded as interest expense for the Note and the Senior Convertible Note totaled approximately $0.7 million and 1.2 million for the three and six months ended June 30, 2018. There was no such expense related to the Note and the Senior Convertible Note during the three and six months ended June 30, 2019.

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

The various conversion and redemption features contained in the Unsecured Convertible Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $1.3 million. Amortization of debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2019.

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

At-the-market Offering

On October 26, 2018, we entered into a common stock sales agreement with H.C. Wainwright & Co., LLC and Ladenburg Thalmann & Co. Inc. and filed a prospectus with the SEC related to such offering. We previously filed a Form S-3 that became effective on July 13, 2018 that included the registration of $40 million of our shares of common stock in connection with a potential “at-the-market” offering. Pursuant to the sales agreement, we may issue and sell shares having an aggregate gross sales price of up to $40 million. During the three and six months ended June 30, 2019, we sold 705,714 shares under the “at the market” offering for net proceeds of approximately $1.7 million. This facility was suspended as of June 24, 2019 and has remained suspended since that time.

Cash Flows

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(10,755,719)	$(9,280,768)
Investing activities	(9,475)	61,057
Financing activities	18,374,192	19,527,582
Net increase in cash and cash equivalents	$7,608,998	$10,307,871

Operating Activities

For the six months ended June 30, 2019, our net cash used in operating activities of approximately $10.8 million primarily consisted of a net loss of $8.9 million, a non-cash gain of $3.3 million for the extinguishment of the Senior Convertible Note derivative liability and changes in the fair value of the warrant liabilities and the Unsecured Convertible Note derivative liability and the net change in assets and liabilities of $1.6 million. These decreases were offset by adjustments for non-cash share-based compensation of approximately $1.4 million, a non-cash loss of $1.0 million on the extinguishment of debt and non-cash interest expense of approximately $0.6 million.

For the six months ended June 30, 2018, our net cash used in operating activities of approximately $9.3 million primarily consisted of a net loss of $19.2 million, offset by adjustments for share-based compensation of approximately $7.0 million, non-cash interest expense of approximately $4.2 million and decreases in accounts payable and accrued expenses of approximately $1.3 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 represents purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2018 primarily represented loan payments received from a related party of $75,000 offset by the purchase of office furniture and computer equipment of $14,000.

Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities of approximately $18.4 million primarily consisted of the proceeds of $20.7 million received from the sale of our common stock and warrants, including proceeds of $0.5 million from the purchase of additional warrants, and $5.0 million from the issuance of the Unsecured Convertible Note. These increases were offset by approximately $6.2 million in debt repayments, $1.0 million in stock issuance costs and $0.1 million in debt issuance costs.

For the six months ended June 30, 2018, net cash provided by financing activities of approximately $19.5 million primarily consisted of the proceeds of $18.1 million received from the sale of our common stock and warrants in the Equity Issuance and $3.0 million from the issuance of a note payable. These increases were offset by approximately $1.6 million in stock issuance costs.

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

Contractual Obligations and Commitments

In October 2017, we entered into a three-year lease agreement for office space that expires on September 30, 2020 and includes a two-year renewal option. Base annual rent is $60,000. Monthly rent payments of $5,000 are due in advance of the first day of each month for the 24-month term. A security deposit of approximately $5,000 was paid in October 2017 and is included in other assets on the accompanying condensed balance sheets included in the condensed financial statements to this Quarterly Report on Form 10-Q.

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

In November 2018 and February 2019, the Company entered into separation and general release agreements with two former executives that included separation benefits consistent with each former executives’ employment agreement. We recognized severance expense totaling $0.3 million during the three and six months ended June 30, 2019, that is being paid in equal installments over 12 months beginning February 2019. In addition, we recognized severance expense totaling $0.3 million during the year ended December 31, 2018, that is being paid in equal installments over 12 months beginning November 2018. The remaining accrued severance obligation in respect of the two former executives is $0.3 million as of June 30, 2019, which is included in accrued expenses on the accompanying condensed balance sheet.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. [Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting due to our limited resources available to address our internal controls and procedures and our reliance on part-time consultants to assist us with our financial accounting and compliance obligations. In connection with the preparation of our audited financial statements for the year ended December 31, 2018, our independent auditors advised management that a material weakness existed in internal control over financial reporting due to its inability to adequately segregate duties as a result of its limited number of accounting personnel and this material weakness has not been remediated in the Company’s internal control over financial reporting as of June 30, 2019. Effective July 1, 2019 Edward J. Sitar, CPA, joined the Company as Chief Financial Officer and is one of the steps to remediate this material weakness in future periods.

Changes in Internal Control Over Financial Reporting

As of June 30, 2019, there were no other material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

An action is pending in the Superior Court of the State of Delaware captioned M. Scott Harris, M.D. and Middleburg Consultants Inc. v. Innovate Biopharmaceuticals, Inc. (the “Delaware Action”) filed by M. Scott Harris and Middleburg Consultants, Inc. (collectively, “Harris”) on January 8, 2019. As previously disclosed, we strongly deny any wrongdoing alleged in the threatened litigation and firmly believe the allegations in the complaint are entirely without merit and intend to defend against them vigorously. On February 25, 2019, we filed a motion to dismiss the Delaware Action. The motion to dismiss was heard by the Delaware court on June 26, 2019 and we are awaiting the Court’s decision. We are unable to estimate the amount of a potential loss or range of potential loss, if any.

Other than as described above, we are not currently a party to any legal or governmental regulatory proceedings, nor is our management aware of any pending or threatened legal or government regulatory proceedings proposed to be initiated against us that would have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019, as supplemented by our subsequent Quarterly Reports on Form 10-Q, except as noted below.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.

If we or our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public markets, the trading price of our common stock could decline significantly. On March 17, 2018, we filed a shelf registration statement, or the Shelf Registration Statement, which was declared effective on July 13, 2018. Under the Shelf Registration Statement, we may, from time to time, sell our common stock in one or more offerings, including this offering, up to an aggregate dollar amount of $175.0 million (of which up to an aggregate of $40 million may be sold in an “at-the-market” offering as defined in Rule 415 of the Securities Act. The ATM facility was voluntarily suspended effective June 24, 2019). In addition, the selling stockholders included in the Shelf Registration Statement may from time to time sell up to an aggregate amount of approximately 13.99 million shares of our common stock (including up to approximately 2.1 million shares issuable upon exercise of warrants) in one or more offerings. As of June 30, 2019, we had approximately 35.9 million shares of common stock outstanding and exercisable options and warrants to purchase approximately 2.0 million shares of common stock, excluding out-of-the-money stock options and warrants. In addition, the Unsecured Convertible Note may be converted into shares of our common stock at any time at various conversion prices. The March Long-Term Warrants and Short-Term Warrants have initial exercise prices equal to $2.56 and $4.00 per share, respectively, each subject to certain adjustments. We have also issued to certain existing stockholders additional warrants to purchase up to an aggregate of 3,897,010 shares of our common stock, and have issued warrants to purchase up to 4,318,272 shares of our common stock in a private placement in connection with the offering we completed in April 2019, each of which would have an initial exercise price of $2.13 per share, subject to certain adjustments. We have agreed to file a registration statement registering the issuance of the shares of common stock underlying the March Long-Term Warrants, Short-Term Warrants, the additional warrants issued to certain accredited investors, the warrants issued in connection with the April 2019 offering and warrants issued to the placement agent in connection with that offering. The Short-Term Warrants issued in the March 2019 Offering and the warrants issued in the April 2019 offering were exercisable immediately upon issuance. Therefore, sales of common stock by us or our stockholders under the Shelf Registration Statement or otherwise (including sales pursuant to Rule 144) may represent a significant percentage of our common stock currently outstanding. If we or our stockholders sell, or the market perceives that we or our stockholders intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly. For example, our closing stock price on July 13, 2018, prior to the Shelf Registration Statement being declared effective, was $23.70 per share, and our closing stock price on July 16, 2018, after the Shelf Registration Statement was declared effective, was $8.08 per share.

The issuance of additional shares of common stock may cause substantial dilution to our existing stockholders and reduce the trading price of our common stock.

We have outstanding and exercisable options and warrants that if exercised would result in the issuance of 2.0 million shares of our common stock as of June 30, 2019, excluding out-of-the-money stock options and warrants. In addition, the Unsecured Convertible Note may be converted into shares of our common stock at any time at various conversion prices. We also sold 4,181,068 shares of common stock in the March 2019 offering and issued the Short-Term Warrants and March Long-Term Warrants to purchase up to 4,181,068 and 2,508,634 shares of our common stock, respectively, in the concurrent private placement. We also issued to certain existing stockholders additional warrants to purchase up to an aggregate of 3,897,010 shares of our common stock, and in connection with the April 2019 offering, issued warrants to purchase up to an aggregate of 4,318,272 shares of our common stock to the purchasers and placement agent warrants to purchase up to 215,914 shares of our common stock. The issuance of shares upon exercise of warrants and options or conversion of the Unsecured Convertible Note may result in dilution to the interests of other stockholders and may reduce the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.

Exhibit Index

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE
4.1	Form of Common Stock Purchase Warrant		8-K	001-37797	4.1	May 1, 2019
4.2	Form of Placement Agent Warrant		8-K	001-37797	4.2	May 1, 2019
4.3	Form of New Warrant (included in Exhibit 10.5)		8-K	001-37797	4.1	May 17, 2019
10.1	Amendment to Securities Purchase Agreement, dated April 25, 2019, by and among Innovate Biopharmaceuticals, Inc. and the purchasers party thereto		8-K	001-37797	10.1	April 26, 2019
10.2	Securities Purchase Agreement, dated April 29, 2019, by and among Innovate Biopharmaceuticals, Inc. and the purchasers party thereto		8-K	001-37797	10.1	May 1, 2019
10.3	Engagement Letter, dated April 26, 2019, by and between Innovate Biopharmaceuticals, Inc. and H.C. Wainwright & Co., LLC		8-K	001-37797	10.2	May 1, 2019
10.4	Executive Employment Agreement, dated June 22, 2019, between Innovate Biopharmaceuticals, Inc. and Edward J. Sitar		8-K	001-37797	10.1	June 27, 2019
10.5	Securities Purchase Agreement, dated May 17, 2019, by and among Innovate Biopharmaceuticals, Inc. and the purchasers party thereto (included in Amendment, dated April 25, 2019, to Securities Purchase Agreement, dated as of March 17, 2019, by and among the Company and the Purchasers party thereto, filed as Exhibit 10.1 to Form 8-K filed on April 26, 2019 and incorporated by reference herein)		8-K	001-37797	10.1	May 17, 2019

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNOVATE BIOPHARMACEUTICALS, INC.
a Delaware corporation

Date:	August 8, 2019	By:	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer and Principal Financial Officer