Form 10-Q
period 2019-09-30
INNOVATE BIOPHARMACEUTICALS, INC.
filed 2019-11-07
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
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

As of November 5, 2019, the registrant had 35,883,953 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Balance Sheets

	(Unaudited) September 30, 2019	December 31, 2018
Assets

Current assets:
Cash and cash equivalents	$8,863,796	$5,728,900
Restricted deposit	75,000	75,000
Prepaid expenses and other current assets	781,092	504,907
Deferred offering costs	—	104,706
Total current assets	9,719,888	6,413,513

Property and equipment, net	28,466	35,095
Right-of-use asset	56,275	—
Other assets	5,580	5,580
Total assets	$9,810,209	$6,454,188

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,056,902	$3,618,634
Accrued expenses	1,863,225	826,327
Convertible note payable, net	3,875,709	5,196,667
Derivative liability	770,000	370,000
Warrant liabilities	3,188,300	—
Accrued interest	314,721	101,624
Lease liability, current portion	56,275	—
Total current liabilities	13,125,132	10,113,252

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock - $0.0001 par value, 350,000,000 shares authorized; 35,883,953 and 26,088,820 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,589	2,609
Additional paid-in capital	58,341,695	39,854,297
Accumulated deficit	(61,660,207)	(43,515,970)
Total stockholders’ deficit	(3,314,923)	(3,659,064)

Total liabilities and stockholders’ deficit	$9,810,209	$6,454,188
See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$3,943,420	$(1,785,645)	$8,215,079	$5,815,580
General and administrative	2,564,508	1,565,992	8,728,714	8,669,455
Total operating expenses, net	6,507,928	(219,653)	16,943,793	14,485,035

Income (loss) from operations	(6,507,928)	219,653	(16,943,793)	(14,485,035)

Other income (expense):
Interest income	57,848	42,431	156,945	127,560
Interest expense	(472,052)	(1,038,014)	(1,330,923)	(5,593,751)
Loss on extinguishment of convertible note payable	—	—	(1,049,166)	—
Change in fair value of derivative liability and extinguishment of derivative liability	229,000	—	881,000	—
Change in fair value of warrant liabilities	(2,528,100)	—	141,700	—
Total other income (expense), net	(2,713,304)	(995,583)	(1,200,444)	(5,466,191)

Loss before income taxes	(9,221,232)	(775,930)	(18,144,237)	(19,951,226)
Benefit from income taxes	—	—	—	—

Net loss	$(9,221,232)	$(775,930)	$(18,144,237)	$(19,951,226)

Net loss per common share, basic and diluted	$(0.26)	$(0.03)	$(0.56)	$(0.82)

Weighted-average common shares, basic and diluted	35,883,953	25,818,495	32,401,624	24,269,266

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.
Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2018	26,088,820	$2,609	$39,854,297	$(43,515,970)	$(3,659,064)
Issuance of common stock and warrants	4,886,782	489	11,474,766	—	11,475,255
Allocation of warrants to liabilities	—	—	(1,970,000)	—	(1,970,000)
Stock issuance costs	—	—	(319,819)	—	(319,819)
Share-based compensation	—	—	526,000	—	526,000
Issuance of RSUs	90,000	9	(9)	—	—
Net loss	—	—	—	(4,434,765)	(4,434,765)
Balance as of March 31, 2019	31,065,602	3,107	49,565,235	(47,950,735)	1,617,607
Issuance of common stock and warrants	4,318,272	432	8,744,069	—	8,744,501
Allocation of warrants to liabilities	—	—	(1,360,000)	—	(1,360,000)
Stock issuance costs	—	—	(389,623)	—	(389,623)
Share-based compensation	—	—	852,000	—	852,000
Exercise of stock options	100,079	10	30,054	—	30,064
Issuance of RSUs	400,000	40	(40)	—	—
Net loss	—	—	—	(4,488,240)	(4,488,240)
Balance as of June 30, 2019	35,883,953	3,589	57,441,695	(52,438,975)	5,006,309
Share-based compensation	—	—	900,000	—	900,000
Net loss	—	—	—	(9,221,232)	(9,221,232)
Balance as of September 30, 2019	35,883,953	$3,589	$58,341,695	$(61,660,207)	$(3,314,923)

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.
Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2018
	Common Stock Shares*	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2017	11,888,240	$11,888	$7,167,189	$(19,353,691)	$(12,174,614)
Change in par value from $0.001 to $0.0001	—	(10,699)	10,699	—	—
Issuance of shares as a result of reverse recapitalization	1,864,808	186	(978,860)	—	(978,674)
Issuance of common stock	7,111,631	711	16,136,950	—	16,137,661
Warrants issued with common stock	—	—	1,995,000	—	1,995,000
Warrants issued to placement agents	—	—	913,000	—	913,000
Stock issuance costs	—	—	(2,568,079)	—	(2,568,079)
Conversion of convertible debt and accrued interest	4,827,001	483	9,229,336	—	9,229,819
Beneficial conversion feature	—	—	3,077,887	—	3,077,887
Share-based compensation	—	—	7,174,000	—	7,174,000
Net loss	—	—	—	(14,959,744)	(14,959,744)
Balance as of March 31, 2018	25,691,680	$2,569	$42,157,122	$(34,313,435)	$7,846,256
Exercise of warrants, net of commissions	3,922	1	12,471	—	12,472
Share-based compensation	—	—	(184,000)	—	(184,000)
Net loss	—	—	—	(4,215,552)	(4,215,552)
Balance as of June 30, 2018	25,695,602	$2,570	$41,985,593	$(38,528,987)	$3,459,176
Exercise of warrants, net of commissions	287,936	28	828,526	—	828,554
Share-based compensation	—	—	(3,131,000)	—	(3,131,000)
Net loss	—	—	—	(775,930)	(775,930)
Balance as of September 30, 2018	25,983,538	$2,598	$39,683,119	$(39,304,917)	$380,800

* Common shares adjusted for the exchange ratio from the reverse recapitalization

See accompanying notes to these condensed financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.
Unaudited Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(18,144,237)	$(19,951,226)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Share-based compensation	2,278,000	3,859,000
Write-off of deferred offering costs	100,056	—
Accrued interest on convertible notes	314,721	175,578
Amortization of debt discount	713,709	2,060,000
Depreciation	16,104	14,417
Beneficial conversion feature	—	3,077,887
Change in fair value of derivative liability	(511,000)	—
Change in fair value of warrant liability	(141,700)	—
Extinguishment of derivative liability	(370,000)	—
Loss on extinguishment of debt	1,049,166	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(276,185)	(363,738)
Accounts payable	(708,219)	(754,435)
Accrued expenses	1,036,898	(878,181)
Accrued interest	(101,624)	—
Net cash used in operating activities	(14,744,311)	(12,760,698)

Cash flows from investing activities
Purchase of property and equipment	(9,475)	(13,943)
Loan payments from related party	—	75,000
Net cash (used in) provided by investing activities	(9,475)	61,057

Cash flows from financing activities
Borrowings from convertible notes	5,000,000	3,345,000
Payments of convertible notes	(6,745,833)	(275,000)
Payments of debt issuance costs	(57,000)	(20,000)
Proceeds from the exercise of stock options	30,064	—
Proceeds from issuance of common stock and warrants	20,706,919	18,132,661
Payment of deferred offering costs	(1,045,468)	(1,655,079)
Proceeds from exercise of warrants	—	928,178
Net cash provided by financing activities	17,888,682	20,455,760

Net increase in cash and cash equivalents	3,134,896	7,756,119

Cash and cash equivalents as of beginning of period	5,728,900	355,563

Cash and cash equivalents as of end of period	$8,863,796	$8,111,682

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$418,927	$280,287

Supplemental disclosure of non-cash financing activities
Conversion of convertible notes and accrued interest to common stock	$—	$9,229,819
Assumption of liabilities from reverse recapitalization transaction	$—	$978,674
Warrants issued to placement agents	$—	$913,000
Commissions payable in connection with exercise of warrants	$—	$87,152
Non-cash addition of derivative liability	$1,281,000	$—
Non-cash addition of deferred offering costs	$151,137	$—
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

On January 29, 2018, prior to the Merger, Private Innovate completed an equity financing (the “Equity Issuance”). See Note 3—Merger and Financing.

Basis of Presentation

The unaudited condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

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

Except as noted below under the section entitled “Recently Issued Accounting Standards—Accounting Pronouncements Adopted,” there have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2019, as compared to the significant accounting policies disclosed in Note 1 of the Company’s financial statements for the years ended December 31, 2018 and 2017. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The New Warrants are exercisable for five years beginning on the six-month anniversary of the date of issuance until the five-year anniversary of their date of issuance. The New Warrants have an initial exercise price equal to $2.13 per share, subject to certain adjustments. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to the Company, provided that any increase in such percentage shall not be effective until 61 days after such notice. If not previously exercised in full, at the expiration of their applicable terms, the New Warrants will be automatically exercised via cashless exercise, in which case the holder would receive upon such exercise the net number of shares, if any, of common stock determined according to the formula set forth in the New Warrants. The New Warrants are classified as warrant liabilities on the accompanying condensed balance sheet.

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

Business Risks

The Company faces risks associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to achieve key development milestones, the need to defend intellectual property rights, and the dependence on key members of management.

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Accrued compensation and benefits	$542,214	$697,334
Accrued clinical expenses	1,268,132	58,151
Other accrued expenses	52,879	70,842
Total	$1,863,225	$826,327

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

Share-based Compensation Adjustment to Prior Period Results

In preparing the Company’s financial statements for the year ended December 31, 2018, the Company determined that an immaterial error was made in the amount of share-based compensation expense recorded in the Company’s Quarterly Report on Form 10-Q for March 31, 2018, which was filed with the SEC on May 15, 2018. The error resulted in an overstatement of share-based compensation expense of approximately $1.2 million for the first quarter of 2018 and the subsequent year-to-date periods through September 30, 2018. The Company disclosed this error in its Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019. The Company has revised its previously reported financial results for the nine months ending September 30, 2018 to correct the error. The Company concluded that this correction did not have a material impact on its previously issued quarterly financial statements or the audited financial statements for the year ended December 31, 2018. The financial results for the nine months ended September 30, 2018 included within this Quarterly Report on Form 10-Q reflect the adjustment to the prior period.

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

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The table below summarizes the valuation inputs into the MCS model for the derivative liability associated with the Senior Convertible Note as of December 31, 2018 and for the derivative liability associated with the Unsecured Convertible Note as of March 8, 2019 and September 30, 2019.

	Derivative Liability
	September 30,	March 8,	December 31,
	2019	2019	2018
Expected dividend yield
Discount rate	29.5%	29.3%	13.6%
Expected stock price volatility	108.3%	101.1%	105.6%
Risk-free interest rate	1.7%	2.5%	2.5%
Expected term	17 months	24 months	21 months
Price of the underlying common stock	$1.07	$1.99	$2.31

The fair values of the warrants at their respective dates of issuance further described above in the sections entitled “March 2019 Offering,” “Additional Issuance of Warrants,” and “April 2019 Offering” were determined through the use of an MCS model. The MCS methodology calculates the theoretical value of an option based on certain parameters, including (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free interest rate and (vi) the number of paths. Given the high level of the selected volatilities, the methodology selected simulates the Company’s market value of invested capital (“MVIC”) through the maturity date of the respective warrants (ranging from one year to five-and-a-half years). Further, the estimated future stock price of the Company is calculated by subtracting the debt plus accrued interest from the MVIC. The significant estimates used in the MCS model include management’s estimated probability of future financing and liquidation events.

Upon a fundamental transaction (as defined in the applicable warrant agreement), each holder of Short-Term Warrants and Long-Term Warrants can elect to require the Company or a successor entity to purchase such holder’s outstanding, unexercised warrants for a cash payment (or under certain circumstances other consideration) equal to the Black-Scholes value of the

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

warrants on the date of consummation of the fundamental transaction, calculated in accordance with the terms and using the assumptions specified in the applicable warrant agreement. Due to a proposed merger, described further in Note 9-Subsequent Events, management has assumed that warrant holders would elect to receive cash payments under the applicable warrant agreements following completion of the transaction. As such, the fair value of the warrants as of September 30, 2019, was determined, for financial reporting purposes, through the use of the Black-Scholes model, which resulted in a significant change in the fair value estimate compared to prior periods. The estimates underlying the assumptions used in both the MCS model and Black-Scholes model are subject to risks and uncertainties and may change over time, and the assumptions used in both the MCS model and the Black-Scholes model for financial reporting purposes generally differ from the assumptions that would be applied in determining a payout under the applicable warrant agreements. These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3.

The table below summarizes the valuation inputs into the MCS model for the warrant liabilities at their respective dates of issuance.

	Short-Term Warrants	Long-Term Warrants
	March 18, 2019	March 18, 2019	May 1, 2019	May 17, 2019
Conversion price	$4.00	$2.56	$ 2.13 - $ 2.53	$2.13
Expected stock price volatility	122.0%	85.2%	84.1%	83.4%
Risk-free interest rate	2.5%	2.2%	2.2%	2.2%
Expected term	1 year	5 years	5 - 5.5 years	5 years
Price of the underlying common stock	$2.48	$2.48	$1.54	$1.58

The table below summarizes the range of valuation inputs into the Black-Scholes model for the warrant liabilities as of September 30, 2019.

	Short-Term Warrants	Long-Term Warrants
	September 30, 2019
Conversion price	$4.00	$2.13 - $2.56
Expected stock price volatility	77.9%	83.1% - 83.5%
Risk-free interest rate	1.8%	1.6%
Expected term	6 months	4.5 - 5.1 years
Price of the underlying common stock	$1.07	1.07

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$770,000	$770,000
Warrant liabilities	—	—	3,188,300	3,188,300
Total liabilities at fair value	$—	$—	$3,958,300	$3,958,300

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$370,000	$370,000
Warrant liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$370,000	$370,000

The following table summarizes the changes in fair value of the derivative liability and warrant liabilities classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

Nine Months Ended September 30, 2019
Beginning balance as of December 31, 2018	$370,000
Issuance of warrant liabilities	3,330,000
Extinguishment of derivative liability (the Senior Convertible Note)	(370,000)
Issuance of derivative liability (the Unsecured Convertible Note)	1,281,000
Change in fair value of warrant liabilities	(141,700)
Change in fair value of derivative liability	(511,000)
Ending balance as of September 30, 2019	$3,958,300

The amount of total gain for the period included in earnings attributable to the change in unrealized gains relating to the fair value liabilities still held at the reporting date	$652,700

There were no gains or losses included in earnings attributable to changes in unrealized gains or losses for fair value assets or liabilities during the three and nine months ended September 30, 2018.

The cumulative unrealized gain relating to the change in fair value of the derivative liability and warrant liabilities of $652,700 and the extinguishment of derivative liability of $370,000 for the nine months ended September 30, 2019 is included in other income (expense) in the condensed statements of operations and comprehensive loss.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of September 30, 2019 and December 31, 2018, the recorded values of cash and cash equivalents, restricted deposit, accounts payable, accrued expenses and convertible promissory notes approximate their fair values due to the short-term nature of the instruments.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees related to offerings or the Company’s shelf registration. Offering costs incurred prior to an offering are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. Deferred offering costs associated with the shelf registration will be charged to additional paid-in capital on a pro-rata basis in the event the Company completes an offering under the shelf registration. Due to the voluntary suspension of the “at-the-market” (“ATM”) facility effective June 24, 2019, deferred offering costs associated with the ATM facility were written off during the nine months ended September 30, 2019.

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $103,000 and $89,000 for the three months ended September 30, 2019 and 2018, respectively, and $390,000 and $398,000 for the nine months ended September 30, 2019 and 2018, respectively.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the three and nine months ended September 30, 2019 and 2018, 25.6 million and 9.5 million potentially dilutive securities related to warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

	Nine Months Ended September 30,
	2019	2018
Options outstanding under the Private Innovate Plan	6,240,792	6,428,577
Options outstanding under the Amended Omnibus Plan	2,295,921	1,202,843
Warrants issued at a weighted-average exercise price of $55.31	154,403	154,403
Warrants issued at an exercise price of $2.54	349,555	349,555
Warrants issued at an exercise price of $3.18	1,410,358	1,410,358
Short-term warrants issued at an exercise price of $4.00	4,181,068	—
Long-term warrants issued at a weighted-average exercise price of $2.24	10,939,830	—
Total	25,571,927	9,545,736

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months following the date these financial statements are issued. Management’s near-term plans include a potential business combination with RDD Pharma, Ltd. (“RDD”) and a concurrent financing further described in Note 9—Subsequent Events. In addition, the Company may consider entering into strategic partnerships or licensing arrangements or seeking additional debt or equity financing arrangements or a combination of these activities. Based on the Company’s limited operating history, recurring operating losses, current plans and available resources, the Company will need substantial additional funding to support its planned and future operating activities, including progression of research and development programs. There can be no assurance that the Company will be able to complete the transaction with RDD or obtain additional capital on terms acceptable to the Company, on a timely basis or at all. The failure to complete the transaction with RDD, obtain additional funding or enter into strategic partnerships could adversely affect the Company’s ability to achieve its business objectives and product development timelines and could have a material adverse effect on the Company’s results of operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The various conversion and redemption features contained in the Senior Convertible Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at their estimated fair value. See Note 1—Summary of Significant Accounting Policies for details regarding the fair value of derivative liability. During 2018, the volume weighted-average price (“VWAP”) of the Company’s common stock was lower than the Floor Price for more than ten consecutive days. As such, the noteholder had the right to require the Company to redeem the Senior Convertible Note prior to December 31, 2018, at its option. Therefore, the Company has amortized the entire debt discount to interest expense through the triggering of the redemption option, which occurred in 2018. Based on the conversion features, redemption features and subjective acceleration clauses contained in the Senior Convertible Note, the Company recorded the Senior Convertible Note as a short-term obligation as of December 31, 2018.

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

During March 2019, the Company exercised its repurchase rights from the Option Agreement and paid the noteholder of the Senior Convertible Note approximately $5,200,000 in principal and $60,000 in interest, which was the full purchase amount of the Senior Convertible Note pursuant to the terms of the Option Agreement. There are no further amounts outstanding under the Senior Convertible Note and the Senior Convertible Note has been canceled. The Company accounted for the repayment of the Senior Convertible Note as a liability extinguishment in accordance with ASC 405, Extinguishments of Liabilities, which resulted in the Company recording a loss on extinguishment of debt of approximately $1.0 million in the accompanying statements of operations and comprehensive loss for the nine months ended September 30, 2019.

Amortization of debt discount for the Note and Senior Convertible Note recorded as interest expense was approximately $0.9 million and $2.1 million for the three and nine months ended September 30, 2018, respectively. There was no such expense for the Note and Senior Convertible Note during the three and nine months ended September 30, 2019.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unsecured Convertible Promissory Note

On March 8, 2019, the Company entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with a purchaser (the “Convertible Noteholder”). Pursuant to the Note Purchase Agreement, the Company issued the Convertible Noteholder an unsecured Convertible Promissory Note (the “Unsecured Convertible Note”) in the principal amount of $5,500,000. The Convertible Noteholder may elect to convert all or a portion of the Unsecured Convertible Note at any time and from time to time into the Company’s common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. The Company may prepay all or a portion of the Unsecured Convertible Note at any time for an amount equal to 115% of then outstanding obligations or the portion of the obligations the Company is prepaying. The purchase price of the Unsecured Convertible Note was $5,000,000, and the Unsecured Convertible Note carries an original issuance discount (“OID”) of $500,000, which is included in the principal amount of the Unsecured Convertible Note. In addition, the Company agreed to pay $20,000 of transaction expenses, which were netted out of the purchase price of the Unsecured Convertible Note. The Company also incurred additional transaction costs of approximately $37,000, which were recorded as debt issuance costs. As a result of the redemption features of the Unsecured Convertible Note, further described below, the Company is amortizing the debt issuance costs and accreting the OID to interest expense over the estimated redemption period of 15 months, using the effective interest method.

The various conversion and redemption features contained in the Unsecured Convertible Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $1.3 million. Amortization of debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.

The Unsecured Convertible Note consists of the following:

September 30, 2019
Convertible Note	$5,500,000
Less: principal payments of debt	(500,000)
Less: unamortized debt discount and OID accretion	(1,124,291)
Total	$3,875,709

The Unsecured Convertible Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Unsecured Convertible Note is due on the second-year anniversary of the Unsecured Convertible Note’s issuance. During the three and nine months ended September 30 2019, the Company made principal payments of $500,000 on the Unsecured Convertible Note.

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company incurred milestone fees of approximately $0.3 million during the three and nine months ended September 30, 2019. There were no milestone or royalty fees incurred during the three and nine months ended September 30, 2018.

NOTE 6: STOCKHOLDERS’ DEFICIT

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company had reserved shares of common stock for future issuance as follows:

	September 30,	December 31,
	2019	2018
Outstanding stock options	8,536,713	7,117,002
Warrants to purchase common stock	17,035,214	1,914,316
Shares issuable upon conversion of convertible debt	1,635,299	1,720,224
For possible future issuance under the Amended Omnibus Plan	1,524,708	2,230,057
Total common shares reserved for future issuance	28,731,934	12,981,599

 During the nine months ended September 30, 2019, the Company sold 8,499,340 shares of common stock and issued Short-Term Warrants and Long-Term Warrants to purchase up to 15,120,898 shares of common stock. For further details, see Note 1—Summary of Significant Accounting Policies.

On October 26, 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC and Ladenburg Thalmann & Co., Inc. and filed a prospectus with the SEC to such offering. The Company previously filed a Form S-3 that became effective July 13, 2018 that included the registration of $40 million of its shares of common stock in connection with a potential ATM offering. Pursuant to the sales agreement, the Company may issue and sell shares having an aggregate gross sales price of up to $40 million. The Company is required to pay the sales agents commissions of 3% of the gross sales price per share sold. During the nine months ended September 30, 2019, the Company sold 705,714 shares under the ATM for total net proceeds of approximately $1,675,000. All proceeds were received as of September 30, 2019. The Company voluntarily suspended the ATM facility as of June 24, 2019. Due to suspension of the ATM facility, deferred offering costs of approximately $0.1 million were written off during the nine months ended September 30, 2019.

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

Private Innovate Plan

As of September 30, 2019, there were 6,240,792 stock options outstanding under the Private Innovate Plan. Following completion of the Merger, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

The range of assumptions used in estimating the fair value of the options granted or re-measured under the Private Innovate Plan using the Black-Scholes option pricing model for the periods presented were as follows:

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	—%	66% - 68%	67%	66% - 72%
Risk-free interest rate	—%	2.8% - 3.0%	2.6%	2.7% - 3.0%
Expected term of options	0	8.5 - 9.1	8.2 - 8.7	8.5 - 9.5

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	6,340,871	$1.53	$4,978,205	7.7
Options granted	—	—	—
Options forfeited	—	—	—
Options exercised	(100,079)	0.30	—
Outstanding at September 30, 2019	6,240,792	1.55	1,488,775	5.5
Exercisable at September 30, 2019	5,754,913	1.50	1,488,775	5.3
Vested and expected to vest at September 30, 2019	6,223,897	$1.54	$1,488,775	5.5

There were no options granted under the Private Innovate Plan during the three and nine months ended September 30, 2019 and 2018. The total intrinsic value of options exercised was approximately $81,000 during the nine months ended September 30, 2019.

The total fair value of stock option awards vested during the nine months ended September 30, 2019 under the Private Innovate Plan was approximately $434,000. As of September 30, 2019, there was approximately $0.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan, which is expected to be recognized over a weighted average period of 1.6 years.

The Private Innovate Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors.

Amended Omnibus Plan

As of September 30, 2019, there were options to purchase 2,295,921 shares of Innovate common stock outstanding under the Amended Omnibus Plan and 1,524,708 shares available for future grants under the Amended Omnibus Plan.

The range of assumptions used in estimating the fair value of the options granted or re-measured under the Amended Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	67 - 69%	65% - 73%	67% – 72%	65% - 73%
Risk-free interest rate	1.5% – 1.9%	2.8% - 3.1%	1.5% – 2.7%	2.8% - 3.1%
Expected term of options	5.0 – 10.0	5.0 - 10.0	5.0 – 10.0	5.0 - 10.0

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Amended Omnibus Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	776,131	$5.79	$—	7.4
Options granted	1,872,500	1.23	—
Options forfeited	(352,710)	6.02	—
Options exercised	—	—	—
Outstanding at September 30, 2019	2,295,921	2.00	—	9.2
Exercisable at September 30, 2019	908,547	2.57	—	8.6
Vested and expected to vest at September 30, 2019	2,181,286	$2.03	$—	9.2

The weighted-average grant date fair value of options granted under the Amended Omnibus Plan was $0.62 and $0.76 during the three and nine months ended September 30, 2019, respectively. The weighted-average grant date fair value of options granted under the Amended Omnibus Plan was $4.06 during the three and nine months ended September 30, 2018.

The total fair value of stock option awards vested under the Amended Omnibus Plan was approximately $849,000 during the nine months ended September 30, 2019. As of September 30, 2019, there was approximately $1.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Amended Omnibus Plan. This cost is expected to be recognized over a weighted average period of 3.0 years.

The Amended Omnibus Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors.

During the nine months ended September 30, 2019, the board approved grants of 490,000 RSUs. 390,000 of the RSUs vested immediately on the date of grant; the remaining 100,000 RSUs vest 50% on the date of grant and the remainder pro-rata over six months following the date of grant. The weighted-average fair value of RSUs granted during the nine months ended September 30, 2019 was $1.44 and the Company recognized share-based compensation expense for the RSUs of approximately $31,000 and $670,000 during the three and nine months ended September 30, 2019, respectively. There were no RSUs granted during the three months ended September 30, 2019 or the three and nine months ended September 30, 2018.

Total share-based compensation expense recognized in the accompanying statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$320,000	$(2,950,000)	$763,000	$2,467,000
General and administrative	580,000	(181,000)	1,515,000	1,392,000
Total share-based compensation	$900,000	$(3,131,000)	$2,278,000	$3,859,000

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

Employment Agreements

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Prior to March 11, 2018, the Company was party to employment agreements with certain executives of the Company. Under the terms of these agreements, the Company agreed to pay the executives certain payments upon the achievement of financial milestone events. These milestone events were based on total debt or equity funding received by the Company. During the nine months ended September 30, 2018, financial milestone events were achieved through the Merger and Equity Issuance events and the Company paid these executives approximately $1.1 million in accordance with the agreements.

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

In November 2018 and February 2019, the Company entered into separation and general release agreements with two former executives of the Company that included separation benefits consistent with each former executives’ employment agreement. The Company recognized severance expense totaling $0.3 million during the nine months ended September 30, 2019, which is being paid in equal installments over 12 months beginning February 2019. There was no severance expense recognized during the three months ended September 30, 2019. The remaining accrued severance obligation in respect of the two former executives is $0.2 million as of September 30, 2019, which is included in accrued expenses on the accompanying condensed balance sheet.

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
Operating lease cost under ASC 842 was approximately $15,000 and $45,000 for the three and nine months ended September 30, 2019 and is included in general and administrative expenses on the accompanying condensed statement of operations and comprehensive loss. Lease expense under ASC 840 was $15,000 and $45,000 for the three and nine months ended September 30, 2018 and is included in general and administrative expenses on the accompanying condensed statements of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the nine months ended September 30, 2019.
Future minimum payments under the Company’s lease liability were as follows:

Year ended December 31,	Operating Leases
2019	$15,000
2020	45,000
Total lease payment	60,000
Less: imputed interest	(3,725)
Total	$56,275
Legal

In prior filings, the Company reported a claim filed in the Superior Court of the State of Delaware regarding a former consultant of the Company who was compensated in cash and stock options for his services, demanding damages of up to approximately $3.6 million plus punitive damages in connection with a delay in such consultant’s ability and timing to exercise options and sell shares of the Company’s common stock related to past consulting services. As previously disclosed, the Company strongly denies any wrongdoing alleged in the threatened litigation and firmly believes the allegations in the complaint are entirely without merit and intends to defend against them vigorously. On October 15, 2019, the court granted the Company’s motion to dismiss and concluded the plaintiff failed to sufficiently assert claims. On November 6, 2019, the plantiff

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

filed a notice of appeal to the Delaware Supreme Court. The Company is unable to estimate the amount of a potential loss or range of potential loss, if any.

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

Note 9: Subsequent Events

Agreement and Plan of Merger and Reorganization with RDD Pharma, Ltd.

On October 6, 2019, the Company entered into an Agreement and Plan of Merger and Reorganization pursuant to which the Company agreed to acquire all of the outstanding capital stock of privately-held RDD Pharma, Ltd., an Israel corporation (“RDD”), in exchange for a combination of common and preferred shares to be issued by the Company to the existing RDD shareholders (the “RDD Merger”). The RDD Merger includes a concurrent capital raise led by OrbiMed Advisors LLC, with a minimum funding requirement of $10 million (the “RDD Merger Financing”). Following completion of the RDD Merger and the RDD Merger Financing, on an as-converted, fully diluted basis, the current Innovate stockholders will own approximately 58.5% of the combined company’s capital stock and the current RDD stockholders will own approximately 41.5% of the combined company’s capital stock. The final allocation is subject to adjustment based on the final capital invested in the RDD Merger Financing. At the effective time of the RDD Merger, the Company intends to file an amendment to its certificate of incorporation to change its name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc. The closing of the RDD Merger is subject to customary closing conditions.
No assurance can be given that the RDD Merger and the RDD Merger Financing will be consummated at all or, if consummated, will be consummated on the terms and conditions set forth herein.

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

These forward-looking statements are based on our current expectations and beliefs and necessarily involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to our limited operating history; our need for substantial additional funding; the lengthy, expensive and uncertain nature of the clinical trials process; results of earlier studies and trials not being predictive of future trial results; our need to attract and retain senior management and key scientific personnel; our reliance on third parties; our ability to manage our growth; potential delays in commencement and completion of clinical studies; our ability to obtain and maintain effective intellectual property protection; risks associated with our proposed transaction with RDD Pharma Ltd. (the “RDD Merger”); and other risks described with these in greater detail in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

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

Company Overview

We are a clinical-stage biopharmaceutical company developing novel medicines for autoimmune and inflammatory diseases with unmet medical needs, including drug candidates for celiac disease, nonalcoholic steatohepatitis (NASH), alcoholic steatohepatitis (ASH), Crohn’s disease and ulcerative colitis (UC). We started the Phase 3 clinical trial for our lead drug candidate, larazotide acetate or larazotide (INN-202), for the treatment of celiac disease in June 2019. Larazotide has the potential to be the first-to-market therapeutic for celiac disease, an unmet medical need affecting an estimated 1% of the U.S. population or more than 3 million individuals. Celiac patients have no treatment alternative other than a strict lifelong adherence to a gluten-free diet which is difficult to maintain and can be deficient in key nutrients. In celiac disease, larazotide is the only drug which has successfully met its primary endpoint with statistical significance in a Phase 2b efficacy trial, which was comprised of 342 patients. We completed the End of Phase 2 meeting with the FDA for the treatment of celiac disease with larazotide and received Fast Track designation. Larazotide has been shown to be safe and effective after being tested in several clinical trials involving nearly 600 patients, most recently in the Phase 2b trial for celiac disease.

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

As of September 30, 2019, we had an accumulated deficit of $61.7 million. We incurred net losses of $9.2 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and $18.1 million and $20.0 million for the nine months ended September 30, 2019 and 2018, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

•continue research and development, including preclinical and clinical development of our future and existing product candidates, including INN-202;
•complete the proposed RDD Merger and advance late-stage drugs in RDD’s current pipeline;
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

Recent Developments

Agreement and Plan of Merger and Reorganization with RDD Pharma, Ltd.

On October 6, 2019, we entered into an Agreement and Plan of Merger and Reorganization pursuant to which we agreed to acquire all of the outstanding capital stock of privately-held RDD Pharma, Ltd., or RDD, an Israel corporation, in exchange for a combination of common and preferred shares to be issued by us, or the RDD Merger. The RDD Merger includes a concurrent capital raise led by OrbiMed Advisors LLC, with a minimum funding requirement of $10 million, or the RDD Merger Financing. Following completion of the RDD Merger and the RDD Merger Financing, on an as-converted, fully diluted basis, our current stockholders will own approximately 58.5% of the combined company’s capital stock and the current RDD stockholders will own approximately 41.5% of the combined company’s capital stock. The final allocation is subject to adjustment based on the final capital invested in the RDD Merger Financing. We intend to use the proceeds from the RDD Merger Financing to advance our Phase 3 clinical trial for the treatment of celiac disease as well as for progression of RDD’s current pipeline.
Immediately following the close of the RDD Merger, the Board will appoint John Temperato, the current Chief Executive Officer of RDD, as the Chief Executive Officer of the combined company. Additionally, we intend to file an amendment to our certificate of incorporation to change our name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc.
The closing of the RDD Merger is subject to customary closing conditions. We are targeting completion of the RDD Merger and the RDD Merger Financing in early 2020; however, no assurance can be given that the RDD Merger and the RDD Merger Financing will be consummated at all or, if consummated, will be consummated on the terms and conditions set forth herein.
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

The net proceeds from the offering and the private placement are approximately $7.9 million, after deducting commissions and estimated offering costs. We also granted the placement agent warrants to purchase up to 215,914 shares of our common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the April Warrants, except that the Placement Agent Warrants have an exercise price of $2.53 and a term of 5 years from the effective date of the offering. We will also pay the placement agent a reimbursement for non-accountable expenses in the amount of $35,000 and a reimbursement for legal fees and expenses of the placement agent in the amount of $25,000. We refer to the March Long-term Warrants, the New Warrants, the April Warrants and the Placement Agent Warrants collectively as the Long-term Warrants.

Corporate Updates

In June 2019, we expanded our senior management team by appointing Edward J. Sitar, CPA, to Chief Financial Officer. Mr. Sitar has extensive experience in finance and the life sciences industry. Mr. Sitar is responsible for developing and implementing our financial strategy and growth plans.

Senior Convertible Note

On October 4, 2018, we entered into an Amendment and Exchange Agreement and Senior Convertible Note, or Senior Convertible Note. The Senior Convertible Note was convertible into shares of our common stock at certain conversion prices depending on certain factors, which include the volume weighted average price (“VWAP”) of our common stock for a period of time prior to conversion. In addition, the Senior Convertible Note was redeemable by the noteholder or by us under certain qualifying conditions. The principal balance of the Senior Convertible Note was $5.2 million with a stated interest rate of 8.0% per annum and a maturity date of October 4, 2020. In January 2019, the noteholder issued a redemption notice and we repaid the noteholder $1.1 million of principal and accrued interest. During January 2019, we entered into an Option to Purchase Senior Convertible Note, or Option Agreement, with the noteholder. The Option Agreement provided us with the ability to repay the Senior Convertible Note prior to March 31, 2019, which we exercised in March 2019. We paid the noteholder of the Senior Convertible Note approximately $5.3 million, which was the full purchase amount, including interest, of the Senior Convertible Note pursuant to the terms of the Option Agreement. There are no further amounts outstanding under the Senior Convertible Note and the Senior Convertible Note has been canceled.

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

Research and Development

During the third quarter of 2019, we dosed the first patient in our Phase 3 clinical trial for INN-202, after completing key study start-up activities for the study of adult patients with celiac disease who have persistent abdominal symptoms while on a gluten-free diet. We have initiated over 100 clinical trial sites, and we currently anticipate that our first Phase 3 trial will have approximately 600 subjects, with three treatment groups (0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm). We currently anticipate a top-line readout from the trial in 2021.

Recent research and development milestones include:

•
continued research collaboration with Institut Gustave Roussy to study regulation of intestinal permeability and the gut microbiota using larazotide in immuno-oncology checkpoint inhibitor failure preclinical models;

•	continuation of data analysis from pre-clinical models in NASH after successful initial data from studying larazotide in both ex vivo and animal models;

•	continued research collaboration with Dr. Anthony Blikslager of North Carolina State University to explore life-cycle extension of our lead molecule larazotide acetate;

•	initiated research collaboration with Dr. Younggeon Jin of University of Maryland, College Park to understand tight junction biology;

•	continued research collaboration with Dr. James Nataro of the University of Virginia, Charlottesville to study larazotide’s effect on Environmental Enteric Dysfunction; and

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

The Short-Term Warrants, March Long-Term Warrants, New Warrants, April Warrants and Placement Agent Warrants that we issued during the nine months ended September 30, 2019 are freestanding financial instruments that contain net settlement options and may require the Company to settle these warrants in cash under certain circumstances. We have classified these warrants as liabilities on the accompanying condensed balance sheets. The warrant liabilities are initially recorded at fair value on the date of grant and will be subsequently re-measured to fair value at each balance sheet date until the warrant liabilities are settled. Changes in the fair value of the warrants are recognized as a non-cash component of other income and expense in the accompanying condensed statements of operations and comprehensive loss.

Upon a fundamental transaction (as defined in the applicable warrant agreement), each holder of Short-Term Warrants and Long-Term Warrants can elect to require us or a successor entity to purchase such holder’s outstanding, unexercised warrants for a cash payment (or under certain circumstances other consideration) equal to the Black-Scholes value of the warrants on the date of consummation of the fundamental transaction, calculated in accordance with the terms and using the assumptions specified in the applicable warrant agreement. Due to the proposed RDD Merger, described further in Note 9-Subsequent Events, management has assumed that warrant holders would elect to receive cash payments under the applicable warrant agreements following the completion of the transaction. As such, the fair value of the warrants as of September 30, 2019, was determined, for financial reporting purposes, through the use of the Black-Scholes model, which resulted in a significant change in the fair value estimate compared to prior periods. The estimates underlying the assumptions used in both the Monte Carlo simulation technique, or MCS, model and Black-Scholes model are subject to risks and uncertainties and may change over time, and the assumptions used in both the MCS model and the Black-Scholes model for financial reporting purposes generally differ from the assumptions that would be applied in determining a payout under the applicable warrant agreements. These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table sets forth the key components of our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Operating expenses:
Research and development	$3,943,420	$(1,785,645)	$5,729,065	(321)%
General and administrative	2,564,508	1,565,992	998,516	64%
Total operating expenses	6,507,928	(219,653)	6,727,581	(3,063)%

Income (loss) from operations	(6,507,928)	219,653	(6,727,581)	3,063%
Other income (expense), net	(2,713,304)	(995,583)	(1,717,721)	(173)%

Net loss	$(9,221,232)	$(775,930)	$(8,445,302)	(1,088)%

Research and Development Expense

Research and development expense for the three months ended September 30, 2019, increased approximately $5.7 million, or 321%, as compared to the three months ended September 30, 2018. The increase was driven primarily by progress in our Phase 3 clinical trial in celiac disease during the three months ended September 30, 2019, which represented an increase of approximately $2.2 million. In addition, non-cash share-based compensation expense increased by approximately $3.3 million primarily due to re-measurement of non-employee stock options during the three months ended September 30, 2018, which resulted in a decrease in expense as a result of the decline in the fair value of options vested during the prior period. Research and development license fees increased by approximately $0.3 million during the three months ended September 30, 2019, due to a milestone payment due upon dosing the first patient in our Phase 3 clinical trial in celiac disease.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2019, increased approximately $1.0 million, or 64%, as compared to the three months ended September 30, 2018. The increase was driven primarily by an increase in non-cash share-based compensation expense of approximately $0.8 million. The increase in non-cash share-based compensation expense was due to $0.3 million related to options granted since September 30, 2018, $0.3 million in modification expense related to options extended during the period and an increase of approximately $0.2 million due to re-measurement of non-employee stock options during the three months ended September 30, 2018, which resulted in negative expense due to the decline in fair value of the underlying stock. In addition, business development, patent protection of our intellectual property and other general corporate costs increased approximately $0.2 million.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2019, changed by approximately $1.7 million, or (173)%, as compared to the three months ended September 30, 2018. Other expense increased by approximately $2.5 million due to an unrealized loss from the change in fair value of the warrant liabilities. This increase was offset by a decrease in non-cash interest expense of $0.6 million and an unrealized gain from the change in fair value of the Unsecured Convertible Note derivative liability of $0.2 million.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table sets forth the key components of our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Operating expenses:
Research and development	$8,215,079	$5,815,580	$2,399,499	41%
General and administrative	8,728,714	8,669,455	59,259	1%
Total operating expenses	16,943,793	14,485,035	2,458,758	17%

Income (loss) from operations	(16,943,793)	(14,485,035)	(2,458,758)	(17)%
Other income (expense), net	(1,200,444)	(5,466,191)	4,265,747	78%

Net loss	$(18,144,237)	$(19,951,226)	$1,806,989	9%

Research and Development Expense

Research and development expense for the nine months ended September 30, 2019, increased approximately $2.4 million, or 41%, as compared to the nine months ended September 30, 2018. The increase was primarily driven by an increase of approximately $3.5 million associated with the progression of our Phase 3 clinical trial in celiac disease. In addition, research and development license fees increased by approximately $0.3 million due to a milestone payment associated with dosing the first patient in our Phase 3 clinical trial in celiac disease. Compensation costs and personnel benefits also increased approximately $0.3 million due to an increase in research and development personnel. These increases were offset by a decrease of approximately $1.7 million in non-cash share-based compensation expense which is primarily due to a decrease in the options granted and vested during the nine months ended September 30, 2019. Non-cash share-based compensation expense also decreased during the nine months ended September 30, 2019, due to the decrease in fair value of options as a result of the decline in our stock price.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2019, increased approximately $0.1 million, or 1%, as compared to the nine months ended September 30, 2018. The increase was driven primarily by increases in (i) general and administrative personnel costs of $0.3 million, which represents severance costs for our former chief executive officer, (ii) costs associated with operating as a public company of approximately $0.8 million, including directors’ and officers’ liability insurance premiums, investor relations and regulatory fees, (iii) business development, patent protection of our intellectual property and other general corporate costs of $0.4 million and (iv) non-cash share-based compensation expense of $0.1 million due to option modifications that extended the exercise periods of certain outstanding options. These increases were offset by a decrease in accounting and legal fees associated with the Merger of approximately $0.5 million and a decrease of $1.0 million in transaction advisory fees associated with the Merger.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2019, changed by approximately $4.3 million, or 78%, as compared to the nine months ended September 30, 2018. The change primarily consists of (i) a non-cash charge of $3.1 million for the beneficial conversion feature that was triggered when our convertible debt and accrued interest converted to our common stock at a 25% discount on January 29, 2018, (ii) an unrealized gain from the change in fair value of the warrant liabilities of $0.1 million, (iii) an unrealized gain from the change in fair value of the Unsecured Convertible Note derivative liability of $0.9 million and (iv) non-cash interest expense of $1.2 million. These changes were offset by $1.0 million for the loss on extinguishment of debt in March 2019.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2019, we had cash and cash equivalents of approximately $8.9 million, compared to approximately $5.7 million as of December 31, 2018. The increase in cash was primarily due to the net proceeds from the March 2019 Offering and April 2019 Offering, in addition to the issuance of convertible debt, net of expenditures for business operations, research and development and clinical trial preparations, further described below. We expect to incur substantial expenditures in the foreseeable future for the continued development and clinical trials of our product candidates. We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future. We plan to seek funds through debt or equity financings, strategic alliances and licensing arrangements, and other collaborations or sources of financing, including the RDD Merger Financing. However, there can be no assurance that we will be able to raise the additional capital needed to continue our pipeline of research and development programs on terms acceptable to us, on a timely basis or at all. If we are unable to raise additional funds when needed, our ability to develop our product candidates will be impaired. We may also be required to delay, reduce or terminate some or all of our development programs and clinical trials.

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

April 2019 Offering

On April 29, 2019, we entered into the April Purchase Agreement pursuant to which we sold, on May 1, 2019, 4,318,272 shares of our common stock at a purchase price of $2.025 per share for aggregate gross proceeds of approximately $7.9 million, after deducting commissions and estimated offering costs. Pursuant to the April Purchase Agreement, we issued warrants to purchase up to 4,318,272 shares of common stock at an initial exercise price of $2.13. Additionally, we granted the placement agent warrants to purchase up to 215,914 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the April warrants, except that the Placement Agent Warrants have an exercise price of $2.53 and a term of 5 years from the effective date of the offering. For additional terms of the agreement, see “Recent Developments—Corporate Updates—April 2019 Offering” above.

January 2018 Equity Issuance

Immediately prior to the closing of the Merger, accredited investors purchased shares of Private Innovate common stock in a private placement for gross proceeds of approximately $18.1 million, or $16.5 million, net of approximately $1.6 million in placement agent fees and $80,000 in non-accountable expense costs (the “Equity Issuance”). Additionally, Private Innovate issued five-year warrants to each cash purchaser of common stock, or an aggregate of approximately 1.4 million warrants, with an exercise price of $3.18 per share after giving effect to the Exchange Ratio. Private Innovate also issued 349,555 five-year warrants with an exercise price of $2.54 per share and 279,862 five-year warrants with an exercise price of $3.18 per share (after giving effect of the Exchange Ratio) to the respective placement agents and their affiliates.

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

Senior Convertible Note and Exchange Agreement

On January 29, 2018, we entered into a Note Purchase Agreement and Senior Note Payable (the “Note”) with a lender. The principal amount of the Note was $4.8 million. The Note was issued at a discount of $1.8 million and net of financing costs, for total proceeds of $3.0 million. Interest on the Note accrued from January 29, 2018, at a rate of 12.5% per annum and quarterly payments of interest only were due beginning on March 30, 2018 and compounded quarterly. On October 4, 2018, we entered into an Amendment and Exchange Agreement, or Exchange Agreement, with the noteholder exchanging the Note for the Senior Convertible Note.

The principal amount of the Senior Convertible Note was $5.2 million and bore interest at a rate of eight percent (8%) per annum payable quarterly in cash, with a scheduled maturity date of October 4, 2020. The interest rate would automatically increase if there was an event of default to 18% per annum during the default period.

During January 2019, the noteholder issued a redemption notice requiring us to repay the noteholder $1.1 million of principal and accrued interest. On January 7, 2019, we entered into the Option Agreement with the noteholder. We paid the noteholder $0.3 million in consideration for the noteholder entering into the Option Agreement with us, which was recorded as interest expense in our accompanying condensed statements of operations and comprehensive loss. The Option Agreement provided us with the ability to repay (purchase) the outstanding principal and accrued interest of the Senior Convertible Note any time from January 7, 2019 until March 31, 2019, or the Option Period. On March 11, 2019, we exercised our repurchase rights from the Option Agreement and paid the noteholder of the Senior Convertible Note approximately $5.3 million, which was the full purchase amount, including accrued interest, of the Senior Convertible Note pursuant to the terms of the Option Agreement. There are no further amounts outstanding under the Senior Convertible Note and the Senior Convertible Note has been canceled.

Amortization of debt discount for the Note and Senior Convertible Note recorded as interest expense for the Note and the Senior Convertible Note totaled approximately $0.9 million and $2.1 million for the three and nine months ended September 30, 2018. There was no such expense related to the Note and the Senior Convertible Note during the three and nine months ended September 30, 2019.

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

The various conversion and redemption features contained in the Unsecured Convertible Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $1.3 million. Amortization of debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2019.

The Unsecured Convertible Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Unsecured Convertible Note is due on the second-year anniversary of the Unsecured Convertible Note’s issuance. During the three and nine months ended September 30, 2019, we made principal payments of $0.5 million under the Unsecured Convertible Note.

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

At-the-market Offering

On October 26, 2018, we entered into a common stock sales agreement with H.C. Wainwright & Co., LLC and Ladenburg Thalmann & Co. Inc. and filed a prospectus with the SEC related to such offering. We previously filed a Form S-3 that became effective on July 13, 2018 that included the registration of $40 million of our shares of common stock in connection with a potential “at-the-market” offering. Pursuant to the sales agreement, we may issue and sell shares having an aggregate gross sales price of up to $40 million. During the nine months ended September 30, 2019, we sold 705,714 shares under the “at the market” offering for net proceeds of approximately $1.7 million. We voluntarily suspended the ATM facility as of June 24, 2019, and it has remained suspended since that time.

Cash Flows

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(14,744,311)	$(12,760,698)
Investing activities	(9,475)	61,057
Financing activities	17,888,682	20,455,760
Net increase in cash and cash equivalents	$3,134,896	$7,756,119

Operating Activities

For the nine months ended September 30, 2019, our net cash used in operating activities of approximately $14.7 million primarily consisted of a net loss of $18.1 million and a non-cash gain of $1.0 million for the extinguishment of the Senior Convertible Note derivative liability and changes in the fair value of the warrant liabilities and the Unsecured Convertible Note derivative liability. These decreases were offset by adjustments for non-cash share-based compensation of approximately $2.3 million, a non-cash loss of $1.0 million on the extinguishment of debt, non-cash interest expense of approximately $1.0 million and write-off of deferred offering costs associated with the ATM facility of $0.1 million.

For the nine months ended September 30, 2018, our net cash used in operating activities of approximately $12.8 million primarily consisted of a net loss of $20.0 million, offset by adjustments for share-based compensation of approximately $3.9 million, non-cash interest expense of approximately $5.3 million and decreases in accounts payable and accrued expenses of approximately $2.0 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 represents purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2018 primarily represented loan payments received from a related party of $75,000 offset by the purchase of office furniture and computer equipment of approximately $14,000.

Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities of approximately $17.9 million primarily consisted of the proceeds of $20.7 million received from the sale of our common stock and warrants, including proceeds of $0.5 million from the purchase of additional warrants, and $5.0 million from the issuance of the Unsecured Convertible Note. These increases were offset by approximately $6.7 million in debt repayments, $1.0 million in stock issuance costs and $0.1 million in debt issuance costs.

For the nine months ended September 30, 2018, net cash provided by financing activities of approximately $20.5 million primarily consisted of the proceeds of (i) $18.1 million received from the sale of our common stock and warrants in the Equity Issuance, (ii) $3.3 million from the issuance of a note payable and (iii) $0.9 million from the exercise of warrants. These increases were offset by approximately $1.7 million in stock issuance costs and $0.3 million in debt repayments.

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

The accompanying financial statements have been prepared on a basis which assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on our limited operating history and recurring operating losses, there is substantial doubt that we will continue as a going concern for at least one year following the date of this Quarterly Report on Form 10-Q, without additional financing. Management’s plans with regard to these matters include entering into strategic partnerships or seeking additional debt or equity financing arrangements or a combination of these activities, including the RDD Merger and RDD Merger Financing. The failure to obtain sufficient financing or strategic partnerships or complete the RDD Merger and RDD Merger Financing could adversely affect our ability to achieve our business objectives and continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

In November 2018 and February 2019, the Company entered into separation and general release agreements with two former executives that included separation benefits consistent with each former executives’ employment agreement. We recognized severance expense totaling $0.3 million during the nine months ended September 30, 2019, that is being paid in equal installments over 12 months beginning February 2019. In addition, we recognized severance expense totaling $0.3 million during the year ended December 31, 2018, that is being paid in equal installments over 12 months beginning November 2018. The remaining accrued severance obligation in respect of the two former executives is $0.2 million as of September 30, 2019, which is included in accrued expenses on the accompanying condensed balance sheet.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting due to our limited resources available to address our internal controls and procedures and our reliance on part-time consultants to assist us with our financial accounting and compliance obligations. In connection with the preparation of our audited financial statements for the year ended December 31, 2018, our independent auditors advised management that a material weakness existed in internal control over financial reporting due to its inability to adequately segregate duties as a result of its limited number of accounting personnel and this material weakness has not been remediated in the Company’s internal control over financial reporting as of September 30, 2019. Effective July 1, 2019 Edward J. Sitar, CPA, joined the Company as Chief Financial Officer and is one of the steps we have taken as we work to remediate this material weakness in future periods.

Changes in Internal Control Over Financial Reporting

As of September 30, 2019, there were no other material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

In prior filings, we reported a claim filed in the Superior Court of the State of Delaware regarding a former consultant of the Company who was compensated in cash and stock options for his services, demanding damages of up to approximately $3.6 million plus punitive damages in connection with a delay in such consultant’s ability and timing to exercise options and sell shares of our common stock related to past consulting services. As previously disclosed, we strongly deny any wrongdoing alleged in the threatened litigation and firmly believes the allegations in the complaint are entirely without merit and intends to defend against them vigorously. On October 15, 2019, the court granted our motion to dismiss and concluded the plaintiff failed to sufficiently assert claims. On November 6, 2019, the plaintiff filed a notice of appeal to the Delaware Supreme Court. We are unable to estimate the amount of a potential loss or range of potential loss, if any.

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

If we or our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public markets, the trading price of our common stock could decline significantly. On March 17, 2018, we filed a shelf registration statement, or the Shelf Registration Statement, which was declared effective on July 13, 2018. Under the Shelf Registration Statement, we may, from time to time, sell our common stock in one or more offerings, up to an aggregate dollar amount of $175.0 million (of which up to an aggregate of $40 million may be sold in an “at-the-market” offering as defined in Rule 415 of the Securities Act). We voluntarily suspended the ATM facility effective June 24, 2019, and it has remained suspended since that time. In addition, the selling stockholders included in the Shelf Registration Statement may from time to time sell up to an aggregate amount of approximately 13.99 million shares of our common stock (including up to approximately 2.1 million shares issuable upon exercise of warrants) in one or more offerings. As of September 30, 2019, we had approximately 35.9 million shares of common stock outstanding and exercisable options and warrants to purchase approximately 2.6 million shares of common stock, excluding out-of-the-money stock options and warrants. In addition, the Unsecured Convertible Note may be converted into shares of our common stock at any time at various conversion prices. The March Long-Term Warrants and Short-Term Warrants have initial exercise prices equal to $2.56 and $4.00 per share, respectively, each subject to certain adjustments. We have also issued to certain existing stockholders additional warrants to purchase up to an aggregate of 3,897,010 shares of our common stock, and have issued warrants to purchase up to 4,318,272 shares of our common stock in a private placement in connection with the offering we completed in April 2019, each of which have an initial exercise price of $2.13 per share, subject to certain adjustments. We filed a registration statement, which was declared effective by the SEC on July 12, 2019, registering the issuance of the shares of common stock underlying the March Long-Term Warrants, Short-Term Warrants, the additional warrants issued to certain accredited investors, the warrants issued in connection with the April 2019 offering and warrants issued to the placement agent in connection with that offering. The Short-Term Warrants issued in the March 2019 Offering and the warrants issued in the April 2019 offering were exercisable immediately upon issuance. Therefore, sales of common stock by us or our stockholders under the Shelf Registration Statement or otherwise (including sales pursuant to Rule 144) may represent a significant percentage of our common stock currently outstanding. If we or our stockholders sell, or the market perceives that we or our stockholders intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly. For example, our closing stock price on July 13, 2018, prior to the Shelf Registration Statement being declared effective, was $23.70 per share, and our closing stock price on July 16, 2018, after the Shelf Registration Statement was declared effective, was $8.08 per share.

The issuance of additional shares of common stock may cause substantial dilution to our existing stockholders and reduce the trading price of our common stock.

We have outstanding and exercisable options and warrants that if exercised would result in the issuance of 2.6 million shares of our common stock as of September 30, 2019, excluding out-of-the-money stock options and warrants. In addition, the Unsecured

Convertible Note may be converted into shares of our common stock at any time at various conversion prices. We also sold 4,181,068 shares of common stock in the March 2019 offering and issued the Short-Term Warrants and March Long-Term Warrants to purchase up to 4,181,068 and 2,508,634 shares of our common stock, respectively, in the concurrent private placement. We also issued to certain existing stockholders additional warrants to purchase up to an aggregate of 3,897,010 shares of our common stock, and in connection with the April 2019 offering, issued warrants to purchase up to an aggregate of 4,318,272 shares of our common stock to the purchasers and placement agent warrants to purchase up to 215,914 shares of our common stock. The issuance of shares upon exercise of warrants and options or conversion of the Unsecured Convertible Note may result in dilution to the interests of other stockholders and may reduce the trading price of our common stock.

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

Risks Related to the Proposed RDD Merger and RDD Merger Financing
There can be no guarantee of the timing and completion of the proposed RDD Merger and RDD Merger Financing.
The company currently anticipates that the RDD Merger and RDD Merger Financing will be completed in early 2020. However, certain factors, including but not limited to government approvals required for closing, could delay or hinder the closing. In addition, there can be no assurance that we will be able to obtain additional capital or financing for the RDD Merger and RDD Merger Financing on terms acceptable to us, on a timely basis or at all.

Our estimate regarding the expected ownership structure of the combined company after the RDD Merger is subject to change.

Our estimates of the ownership structure, ratios of ownership between existing stockholders of the Company, the shareholders of RDD and new investors participating in the RDD Merger Financing is subject to change. These estimates can be impacted by certain factors, including but not limited to our capital structure prior to closing, the capital structure of RDD and the amount of capital raised in the RDD Merger Financing.

Expectations regarding the RDD Merger Financing are subject to risk and uncertainty.

There can be no assurance that the capital we seek to raise in the RDD Merger Financing will be available or that the terms will be acceptable to us, on a timely basis or at all. The amounts and terms of any financing are subject to change and may be impacted by many factors that are outside of our control. These factors include, but are not limited to, the general investing climate, interest among investors for companies in our space and at our stage, and general risk tolerance of potential investors. In addition, Company specific factors such as progress in our Phase 3 trial, progress of our R&D programs and general business conditions affecting us may impact the availability and terms of any financing.

The success of future operations of the combined company and the success of the strategy and focus of the combined company are subject to risk and uncertainty.

These risk factors include:

•	there can be no assurance that the combined company will be successful in combining operations in an efficient and effective manner;

•	the ability to successfully integrate those operations with and into our company may take longer than expected or may not be achieved at all;

•	the estimates for the costs of funding the combined operations may be inaccurate and require us to find additional sources of capital;

•
the potential development and commercial benefits of any product candidates of the combined company along with the anticipated preclinical and clinical drug development activities and related timelines, including the expected timing for data readouts and other clinical and preclinical results, may be delayed or never be obtained; and

•	the combined company may not have sufficient resources to advance its pipeline and achieve expected data readouts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	FILE NO.	EXHIBIT	FILING DATE
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 6, 2019, by and among Innovate Biopharmaceuticals, Inc., INNT Merger Sub 1 Ltd., RDD Pharma Ltd. and Orbimed Israel Partners, Limited Partnership		8-K	001-37797	2.1	October 7, 2019
10.1	Form of Stockholder Support Agreement by and among Innovate Biopharmaceuticals, Inc., RDD Pharma Ltd. and certain stockholders of Innovate Biopharmaceuticals, Inc.		8-K	001-37797	10.1	October 7, 2019
10.2	Form of Lock-Up Letter Agreement, by each of the parties named in each agreement therein		8-K	001-37797	10.2	October 7, 2019
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNOVATE BIOPHARMACEUTICALS, INC.
a Delaware corporation

Date:	November 7, 2019	By:	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Principal Accounting Officer)