Form 10-K
period 2019-12-31
INNOVATE BIOPHARMACEUTICALS, INC.
filed 2020-03-20
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
(919) 275-1933
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.0001 Par Value	INNT	The Nasdaq Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes   ☐     No   ☑

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes   ☐     No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☑      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate value of common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $39.5 million (based on the last reported closing sale price on the Nasdaq Capital Market on that date of $1.16 per share).

As of March 17, 2020, the registrant had 41,324,976 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this report, the words “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “target,” “expect,” “plan,” “indicate,” “seek,” “should,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements.

These forward-looking statements are based on our current expectations and beliefs and involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to our limited operating history; our need for substantial additional funding; our proposed merger with RDD Pharma, Ltd. and acquisition of Naia Rare Diseases, Inc.; the lengthy, expensive and uncertain nature of the clinical trial process; results of earlier studies and trials not being predictive of future trial results; our need to attract and retain senior management and key scientific personnel; our reliance on third parties; our ability to manage our growth; potential delays in commencement and completion of clinical studies; our ability to obtain and maintain effective intellectual property protection; the impact of COVID-19; and other risks described with these in greater detail in the “Risk Factors” section of this Annual Report on Form 10-K. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

PART I

Item 1. Business.

History of the Company

On January 29, 2018, Monster Digital, Inc. (“Monster”) and privately held Innovate Biopharmaceuticals Inc. (“Private Innovate”) completed a reverse recapitalization in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated July 3, 2017, as amended (the “Monster Merger Agreement”), by and among Monster, Monster Merger Sub, Inc. (“Monster Merger Sub”) and Private Innovate, which changed its name in connection with the transaction to IB Pharmaceuticals Inc. (“IB Pharmaceuticals”). Pursuant to the Monster Merger Agreement, Monster Merger Sub merged with and into IB Pharmaceuticals with IB Pharmaceuticals surviving as the wholly owned subsidiary of Monster (the “Monster Merger”). Immediately following the Monster Merger, Monster changed its name to Innovate Biopharmaceuticals, Inc. (“Innovate” or “the Company”). In connection with the closing of the Monster Merger, Innovate’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “INNT” on February 1, 2018. Prior to the Monster Merger, Monster was incorporated in Delaware in November 2010 under the name “Monster Digital, Inc.”

Except as otherwise noted or where the context otherwise requires, as used in this report, the words “we,” “us,” “our,” the “Company” and “Innovate” refer to Innovate Biopharmaceuticals, Inc. as of and following the closing of the Monster Merger on January 29, 2018 and, where applicable, the business of Private Innovate prior to the Monster Merger. All references to “Monster” refer to Monster Digital, Inc. prior to the closing of the Monster Merger.

On October 7, 2019, the Company announced that it had entered into an Agreement and Plan of Merger and Reorganization, dated October 6, 2019 (the “RDD Merger Agreement”), pursuant to which the Company agreed to acquire all of the outstanding capital stock of privately held RDD Pharma, Ltd. (“RDD”), an Israel corporation, in exchange for a combination of common and preferred shares to be issued by the Company to the existing RDD shareholders (the “RDD Merger”). The RDD Merger includes a concurrent capital raise led by OrbiMed Advisors LLC, with a minimum funding requirement of $10 million (the “RDD Merger Financing”). Following completion of the RDD Merger and RDD Merger Financing, on an as-converted, fully diluted basis, the current Innovate stockholders will own approximately 62% of the combined company’s capital stock and the current RDD stockholders will own approximately 38% of the combined company’s capital stock. The final ownership percentages are subject to dilution based on the final amount of capital invested in the RDD Merger Financing, which will dilute both the current Innovate stockholders and RDD stockholders on a pro rata basis. Promptly following the effective time of the RDD Merger, expected to close near the end of the first quarter of 2020. However, the COVID-19 pandemic may affect access to capital and could impact the timing of the Company’s proposed merger with RDD. The Company intends to file an amendment to its certificate of incorporation to change its name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc. The closing of the RDD Merger is subject to customary closing conditions. For more information about RDD and the RDD Merger, see our proxy solicitation materials filed with the U.S. Securities and Exchange Commission (“SEC”) on January 22, 2020.

Overview - Innovate

We are a clinical-stage biopharmaceutical company developing novel medicines for autoimmune and inflammatory diseases with unmet medical needs. Our pipeline includes drug candidates for celiac disease, nonalcoholic steatohepatitis (NASH), and ulcerative colitis (UC). Our lead program, INN-202 (larazotide acetate or larazotide) is currently in Phase 3 registration trials for celiac disease, an unmet medical need, and we currently anticipate top-line results in 2021. We are the first company to enter a phase 3 trial for celiac disease. INN-202 has the potential to be the first-to-market therapeutic for celiac disease, which affects an estimated 1% of the North American population or approximately 3 million individuals. Celiac patients have no treatment alternative other than a strict lifelong adherence to a gluten-free diet, which is difficult to maintain and can be deficient in key nutrients. Additionally, current FDA labeling standards allow up to 20 parts per million (ppm) of gluten in “gluten-free” labeled foods, which contains enough gluten to cause celiac symptoms in many patients, including abdominal pain, abdominal cramping, bloating, gas, headaches, ataxia, ‘‘brain fog’’ and fatigue. Long-term ramifications of celiac disease include enteropathy associated T-cell lymphoma (EATL), osteoporosis and anemia. We continue to monitor the evolving situation with the novel coronavirus (COVID-19), which is likely to directly or indirectly impact the pace of enrollment over the next several months as patients may avoid or may be restricted from traveling to healthcare facilities and physician’s offices unless due to a health urgency.

Figure 1: Larazotide’s mechanism of action is applicable to multiple diseases.

Larazotide is an 8-amino acid peptide formulated into an orally administered capsule and has been tested in nearly 600 celiac patients with statistically significant improvement in celiac symptoms. The FDA has granted larazotide Fast Track Designation for celiac disease. Larazotide’s safety profile has been similar to placebo. Additionally, larazotide’s mechanism of action as a tight junction regulator is a new approach to treating autoimmune diseases, such as celiac disease. Multiple pre-clinical studies have shown larazotide causes a reduction in permeability across the intestinal epithelial barrier, making it the only drug candidate known to us which is in clinical trials with this mechanism of action. Increased intestinal permeability underlies several diseases in addition to celiac disease, including NASH, ASH, Crohn’s disease, ulcerative colitis and irritable bowel syndrome-diarrhea predominant (IBS-D), among others (Figure 1). We are engaging in multiple research collaborations to expand larazotide’s clinical indications with a shorter time to proof-of-concept.

Celiac Disease (CeD)

With the release of the Phase 2b trial data in 342 celiac patients at the 2014 Digestive Disease Week conference, larazotide became the first and the only drug for the treatment of celiac disease (published data), which met its primary efficacy endpoint with statistical significance. The Phase 2b data showed statistically significant (p=0.022) reduction in abdominal and non-GI (headache) symptoms as measured by the patient reported outcome primary end point for celiac disease created specifically for celiac disease and wholly owned by us (“CeD PRO”). After a successful End-of-Phase 2 meeting with the FDA, which confirmed the regulatory path forward, we launched the Phase 3 registration program in 2019 and dosed the first patient in August 2019, with top-line data expected in 2021. We currently have approximately 100 active sites and have been enrolling patients. Site activation and patient enrollment have been impacted by the announcement of the RDD Merger and the winter holiday season. We continue to monitor the evolving situation with COVID-19, which is likely to directly or indirectly impact the pace of enrollment over the next several months. We currently anticipate a top-line readout for the trial in 2021.

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

Ulcerative Colitis (UC)

INN-108 is in development for the treatment of UC. INN-108 is expected to be delivered orally using an azo-bonded pro-drug approach linking mesalamine or 5-ASA (5-amino salicylic acid) to 4-APAA (approved as Actarit in Japan in 1994 for the treatment of rheumatoid arthritis). After having completed a successful Phase 1 trial at currently approved doses of mesalamine, INN-108 is expected to enter a proof-of-concept Phase 2 trial. The azo-bond protects INN-108 (Figure 13) from the low pH in the stomach, allowing it to transit to the colon where the UC lesions are primarily located. In the colon, the azo bond is broken enzymatically by azoreductases, leading to the separation of mesalamine and 4-APAA which has a synergistic anti-inflammatory effect. We received Orphan Drug Designation for pediatric usage of INN-108 from the FDA in 2017.

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

Magnetic Resonance Cholangiopancreatography (MRCP)

We also own the global rights to INN-329, a proprietary formulation of secretin, a peptide hormone which is used to improve visualization in magnetic resonance cholangiopancreatography (MRCP) procedures. Secretin is a 27-amino acid long hormone which rapidly stimulates release of pancreatic secretions, thus improving visualization of the pancreatic ducts during imaging procedures. INN-329 has Orphan Drug Designation for usage in MRCP.

Overview - RDD Pharma, Ltd.

RDD is a privately held specialty pharmaceutical company focused on development and commercialization of orphan and innovative therapies for gastrointestinal (“GI”) disorders. RDD has exclusively developed drug candidates that are new therapeutic entities based on known or approved molecules with established safety and toxicology profiles. By choosing medications that are already approved for other indications and combining them with a proprietary drug-delivery technology, RDD benefits from a short regulatory route while maintaining patent protection.

RDD has three clinical-stage products which serve significant unmet needs in the anorectal region. RDD’s pipeline includes drug candidates for fecal incontinence in patients with spinal cord injury (RDD-0315), pruritis ani (RDD-1609), and radiation colitis (RDD-2007). RDD recently completed a successful Phase 2a study in Europe of RDD-0315 in fecal incontinence, which reached the primary endpoint (lowered frequency of incontinence events). Additionally, RDD-0315 has received Orphan Drug status in the E.U. and Fast Track designation in the U.S. There are no approved therapies for this indication. RDD received institutional review board (“IRB”) approval for Phase 2a clinical trials for RDD-1609 and expects to complete the study in the second half of 2020.

On November 12, 2019, RDD entered into a nonbinding letter of intent with Naia Rare Diseases (“Naia”), a privately held biopharmaceutical company developing drugs for short bowel syndrome (“SBS”) and other rare GI diseases, to acquire all of the outstanding capital stock of Naia in exchange for a combination of cash and shares of the combined company, as well as certain earn-out payments (the “Naia Acquisition”). Closing of the Naia Acquisition is anticipated to occur shortly after the consummation of the RDD Merger but is not guaranteed. In exchange, it is anticipated that Naia will receive a combination of cash and shares in the combined company, subject to closing of the RDD Merger. However, the Naia Acquisition is not a condition to close the RDD Merger.

Through the transaction, the combined company would acquire Naia’s investigational therapeutic, NB-1001, a long-acting glucagon-like peptide-1 (“GLP-1”) receptor agonist that combines exenatide with a proprietary extended half-life technology for treatment of SBS. Long-acting NB-1001 extends the half-life of GLP-1 and allows for up to once-per-month dosing, considerably increasing administration convenience with a potentially improved safety profile versus other GLP-1 agonists secondary to lower overall exposure and dose required. The proposed agreement includes a glucagon-like peptide 2 (“GLP-2”) analogue with improved serum half-life compared with short-acting versions, which RDD intends to progress through a clinical and regulatory pathway in an undisclosed orphan and rare GI indication.

NB-1001 has demonstrated efficacy and an extended half-life up to 30 days in a 70-patient clinical study and received orphan drug designation by the U.S. Food and Drug Administration. The companies, along with Cedars-Sinai Medical Center, plan to initiate a clinical program in SBS in 2020, with the goal of developing a safer, more efficacious and convenient therapy.

RDD Pharma Ltd. was founded in Israel in 2008. RDD has two wholly-owned subsidiaries, RDD Pharma Limited, founded in England in 2015, and RDD Pharma Inc., founded in Delaware in 2013.

Innovate’s Strategy

Our goal is to become a leading biopharmaceutical company focused on autoimmune and inflammatory disorders that have the potential to transform current treatment paradigms for patients and to address unmet medical needs. We are currently pursuing the development of drugs for autoimmune and inflammatory diseases that target established biological pathways. The critical components of our strategy are as follows:

•
Advance the Phase 3 clinical trial for INN-202 (larazotide) for celiac disease. Our highest clinical priority is to complete the Phase 3 trials for larazotide for the treatment of celiac disease which began in 2019. We had a successful End-of-Phase 2 meeting with the FDA in 2017. We plan to announce top-line results in 2021. We have approximately 100 active clinical trial sites with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. As discussed above, we continue to monitor the evolving situation with COVID-19, which could directly or indirectly impact the pace of enrollment over the next several months. We currently anticipate a top-line readout for the trial in 2021.

•
Out-license our non-core assets/indications and establish research collaborations. From time to time, we review our internal research priorities and therapeutic focus areas and may decide to out-license non-core assets or indications that arise from current and future available data. We may seek research collaborations that leverage the capabilities of our core assets to monetize and expand upon the breadth of opportunities that may be accessible through our drug candidates. We have initiated research collaborations with Dr. O. Colin Stine of the University of Maryland at Baltimore to study larazotide’s corrective effect on the dysfunctional intestinal barrier and the dysfunctional microbiome in various diseases and a research collaboration with Dr. James Nataro of the University of Virginia, Charlottesville, to study larazotide’s effect on Environmental Enteric Dysfunction.

•
Seek partnerships to commercialize late stage pipeline drugs. With large addressable markets, such as celiac disease, UC and NASH, we plan to seek out partners with established presences and histories of successful commercialization.

•
Leverage and protect our existing intellectual property portfolio and secure patents for additional indications. We intend to continue to expand our intellectual property, grounded in securing composition of matter patents and method of use patents for new indications. We plan to develop new formulations for the current product candidates for other indications and improve performance of existing product candidates.

•
Outsource capital intensive operations. We plan to continue to outsource capital intensive operations, including most clinical development and all manufacturing operations of our product candidates and to facilitate the rapid development of our pipeline by using high quality specialist vendors and consultants in a capital efficient manner.

Innovate’s Drug Product Pipeline

Our current pipeline is focused on clinical-stage assets with large markets and unmet medical needs. We continue to leverage additional proof-of-concept work for larazotide to expand into additional indications, including NASH, Crohn’s disease and ulcerative colitis. The following table summarizes key information about our pipeline of drug product candidates to date (Table 1):

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

INN-202 (Larazotide) for Celiac Disease

Larazotide is being developed for the treatment of celiac disease and has successfully completed a Phase 2b trial showing statistically significant reduction in abdominal and non-GI (headache) symptoms. We launched the Phase 3 trials for celiac disease in 2019 and expect to announce top-line results in 2021.

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

The role of tight junction dysfunction in the pathogenesis of autoimmune diseases is under active investigation. Many autoimmune populations have increased intestinal permeability and it is believed that this may play a fundamental role in the development of autoimmunity. In susceptible populations, the opening of tight junctions between intestinal epithelial cells may lead to exposure to oral antigens via paracellular transport and a consequent autoimmune response. A wide range of GI and systemic inflammatory diseases are associated with abnormal intestinal permeability including celiac disease, type 1 diabetes, inflammatory bowel diseases (Crohn’s disease and UC) and ankylosing spondylitis.

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

Clinical Trial (‘006) Results Revealed Key Insight into Symptom Reduction as a Primary Endpoint

A Phase 2b study with a gluten challenge (CLIN1001-006) was conducted in 184 subjects with well-controlled celiac disease on a gluten-free diet. Subjects were randomized to one of four treatment groups, (placebo, 1 mg, 4 mg, or 8 mg larazotide) and asked to take treatment 15 minutes prior to each meal (TID). Subjects remained on their gluten-free diets throughout the duration of the trial except for nine hundred (900) mg of gluten that was taken with each meal. The trial results revealed key insights into how to move the program forward by focusing on reduction of symptoms. The 1-mg dose prevented the development of gluten-induced symptoms as measured by CeD GSRS (a patient-reported outcome (PRO) devised and validated by AstraZeneca) and all drug treatment groups had lower anti-transglutaminase antibody levels than the placebo group. Results of pre-specified secondary endpoints suggest that larazotide reduced antigen exposure as manifested by reduced production of anti-tissue transglutaminase (tTG) levels and immune reactivity towards gluten and gluten-related GI symptoms in subjects with celiac disease undergoing a gluten challenge.

Figure 6: The overall trial designs for Phase 2b and Phase 3 are similar with a screening period followed by 12 weeks of randomization to larazotide vs. placebo.

Figure 7: Responder Rate Analysis: Larazotide is the only drug in development for celiac disease to meet its primary endpoint with statistical significance (shown above) as measured by CeD GSRS and the copyrighted CeD PRO, an FDA-agreed upon primary endpoint for Phase 3. Source: Gastroenterology 2015; 148:1311–1319; p. 1315

Clinical Trial (‘012) Met the Primary Endpoint with Statistical Significance (CeD GSRS/CeD PRO)

The purpose of the ‘012 study was to assess the efficacy (reduction and relief of signs and symptoms of celiac disease) of 3 different doses of larazotide (0.5 mg, 1 mg and 2 mg TID) versus placebo for the treatment of celiac disease in adults as an adjunct to a gluten-free diet. Larazotide or placebo was administered TID, 15 minutes prior to each meal. After a screening period, subjects were asked to continue following their current gluten-free diets into a placebo run-in phase for 4 weeks after which they were randomized to drug versus placebo. Subjects maintained an electronic diary capturing: daily symptoms (CeD-PRO), weekly symptoms (CeD GSRS), bowel movements (BSFS) and a self-reported daily general well-being assessment.

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

Figure 8: Treatment effect of larazotide from the Phase 2b trial (‘012) compared to approved IBS/CIC drugs with varying treatment effects mostly in the mid to high single digit range. Source: Gastroenterology 2015; 148:1311–1319; p. 1315 and FDA Drug Labels

The CeD PRO showed a statically significant (p=0.022) treatment effect of 14.3% (drug responder rate minus placebo responder rate). Although to our knowledge there are no celiac drugs approved as a comparator, the treatment effect was greater than several other GI dugs approved for IBS and chronic idiopathic constipation (CIC) which use a similar clinical trial design (Figure 8).

Phase 3 Clinical Trial Design

After an End-of-Phase 2 meeting with the FDA, agreements were reached on the key aspects of the Phase 3 clinical trials. The FDA agreed on using the previously validated CeD PRO as the primary endpoint with two doses of larazotide which bracket the range of efficacy in previous trials. Two Phase 3 trials with a size of approximately 600 patients each would allow for more than a 90% power to replicate the Phase 2b trial results. Most other criteria, such as inclusion, exclusion and site selection/coordination, remained similar to the ‘012 Phase 2b trial.

We have approximately 100 active clinical trial sites with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. We continue to monitor the evolving situation with COVID-19, which is likely to directly or indirectly impact the pace of enrollment over the next several months. We currently anticipate a top-line readout for the trial in 2021.

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

Gluten and Food Labeling

Gluten is a complex molecule contained in several grains such as wheat, rye and barley. Gluten can be subdivided into two major protein subgroups according to its solubility in alcohol and aqueous solutions. These subclasses consist of gliadins, soluble in 40 − 70% ethanol and glutenins which are large, polymeric molecules insoluble in both alcohol and aqueous solutions. The gliadins and glutenins can be further subdivided into groups according to their molecular weight. Glutenins can be subdivided into low and high molecular weight proteins, while the gliadin protein family contains α-, β-, γ- and ω- types. Both glutenins and gliadins are characterized by a high amount of prolines (20%) and glutamines (40%) that protect them from complete degradation in the GI tract and make them difficult to digest. Currently 31 nine-amino acid peptide sequences in the prolamins of wheat and related species have been defined as being celiac toxic or celiac ‘‘epitopes.’’ These epitopes are located in the repetitive domains of the prolamins, which are proline and glutamine-rich and the high levels of proline make the peptide resistant to proteolysis. In addition, the prolamin-reactive T cells also recognize these epitopes to a greater extent when specific glutamine residues in their sequences have been deamidated to glutamic acid by tTG-2. The immunodominant sequence after wheat challenge corresponds to a well-characterized 33 residue peptide from α-gliadin, ‘‘33-mer,’’ that is resistant to GI digestion (with pepsin and trypsin) and was initially identified as the major celiac toxic peptide in the gliadins.

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

INN-108: Ulcerative Colitis

INN-108 is in development for UC and previously completed phase 1 trials in the treatment of mild-to-moderate UC. We may enter a proof-of-concept Phase 2 trial, subject to receipt of additional financing. UC is an IBD that affects more than 1.25 million people in the major markets of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan and is characterized by inflammation and ulcers in the colon and rectum. UC is a chronic disease that can be debilitating and sometimes lead to life-threatening complications. While poorly understood, a multitude of environmental factors and genetic vulnerabilities are thought to lead to the dysregulation of the immune response via a defective epithelial barrier. Although the majority of patients present with mild-to-moderate UC which can progress to severe UC, the focus of drug development has been in moderate-to-severe UC with little innovation or drug development for mild-to-moderate UC. The mainstay of treatment for mild-to-moderate UC remains various oral reformulations of mesalamine or 5-ASA (5-amino salicylic acid) such as Shire’s Lialda (approved 2007) and Pentasa (approved 1993), Allergan’s Asacol HD (approved 2008) and Bausch/Salix’s Apriso (approved 2008).

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

INN-108 uses an azo-bonded pro-drug approach linking mesalamine to 4-APAA. Mitsubishi Pharma developed 4-APAA as Actarit in Japan which was approved in 1994 for rheumatoid arthritis. IBD drugs were all originally approved for RA, from the oldest 5-ASA, sulfasalazine, to the latest biologics, Humira and Enbrel. 4-APAA has more than two decades of safety data as a standalone drug and has a mechanism of action which is differentiated from mesalamine though the ultimate effect for both is anti-inflammatory (Figure 13). Taken orally as a tablet, the azo-bond protects INN-108 from the low pH in the stomach, thus allowing it to transit to the colon where the UC lesions are located. In the colon, the azo bond is broken enzymatically leading to the release of mesalamine and 4-APAA which have a synergistic anti-inflammatory effect. With the addition of 4-APAA, which is not approved in the U.S. or EU, to the already approved mesalamine, the synergistic effect could lead to superior clinical efficacy over the currently approved oral mesalamines.

Figure 13: 4-APAA is covalently bonded to 5-ASA via a high energy azo-bond which is only enzymatically cleaved in the colon. The anti-inflammatory effect of each of 5-ASA and 4-APAA via different pathways which could lead to a potential synergistic anti-inflammatory effect as seen in animal studies.

INN-108 Clinical Development Pathway

After completing two Phase 1 studies, the first of which was conducted in 2003, and the second of which was conducted in 2004, a profile was established with dosing of mesalamine and 4-APAA at 2 grams each for a total of 4 grams three times a day.

The typical dose of the various approved mesalamine formulations range from 1.5g to 2.4g per day, thus INN-108’s mesalamine content is within the established approved dose range. The addition of 4-APAA is thought to improve the efficacy above mesalamine, which would allow INN-108 to be used either after or instead of current mesalamines. Subject to future funding or a change in the treatment landscape for UC, we would plan to compare INN-108 to mesalamine seeking to demonstrate a greater clinical effect than mesalamine alone.

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

INN-217, a new class of medicine based on gut-restricted peptides which re-normalize the intestinal epithelial barrier and gut-liver axis, is the first drug with this novel mechanism to show improvements in validated NASH biomarkers and endpoints. Key top-line findings from a biopsy-proven translational mouse model of NASH (the AMLN-diet Gubra NASH mouse model). In a 12-week preclinical study of larazotide acetate combined with OCA, data demonstrated statistically significant reductions in plasma total cholesterol (p<0.001), absolute (p<0.05) and relative liver weights (p<0.01), relative (p<0.001) and total liver cholesterol (p<0.001), and relative (p<0.01) and absolute liver triglycerides (p<0.001), when compared to vehicle control animals that did not receive any larazotide or OCA. The NAS score improved in the majority of animals treated with the combination of larazotide and OCA when compared to vehicle (p<0.001). Histological steatosis scores trended positively, and lobular inflammation was statistically significantly improved (p<0.01) in the larazotide and OCA group when compared to vehicle control animals.

According to a marketing and research firm, GlobalData, the market for NASH therapeutics is expected to grow significantly. GlobalData estimates that the market in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan for such therapeutics will be approximately $25.3 billion by 2026. We expect that this market could be addressed by INN-217, however we are unable to estimate what portion until the effect of larazotide in this population has been studied in clinical trials to better understand the specific patient-type in NASH that may derive benefit. We only intend to advance development of INN-217 through partnerships, collaborations or other strategic relationships.

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

Our Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including our product candidates and our processes. We seek patent protection in the United States and internationally for our product candidates, their methods of use and processes of manufacture and any other technology to which we have rights, as appropriate. Additionally, we have licensed the rights to intellectual property related to certain of our product candidates, including patents and patent applications that cover the products or their methods of use or processes of manufacture. The terms of the licenses are described below under the heading “Licensing Agreements.” The patent families related to the intellectual property covered by the licenses include 24 U.S. patents and 106 foreign patents with expiration dates ranging from 2021 to 2031. We also rely on trade secrets that may be important to the development of our business.

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

CeD PRO: Copyrighted Primary Endpoint for Celiac Disease Tested in a Successful Clinical Trial

The CeD PRO was developed based on FDA guidance and is copyrighted in the United States effective October 13, 2011. The copyright registration is in effect for 95 years from the year of first publication or 120 years from the year of creation, whichever expires first. If the drug is approved by the FDA and is the first drug to be approved for celiac disease, we believe that the PRO will become the standard for assessing efficacy in celiac disease. Competitor companies seeking to use a PRO to establish efficacy in this indication would either need to develop their own PRO or would be required to license the CeD PRO from us, thus providing an additional barrier to competitor entry into the marketplace.

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

As consideration for the Alba License, we agreed to pay (i) a one-time, non-refundable fee of $0.4 million at the time of execution and (ii) set payments totaling up to $151.5 million upon the achievement of certain milestones in connection with the development of the product, which milestones include the dosing of the first patient in the Phase 3 clinical trial, acceptance and approval of the New Drug Application, the first commercial sale and the achievement of certain net sales targets. The last milestone payment is due upon the achievement of annual net sales of INN-202 in excess of $1.5 billion. Upon the first commercial sale of INN-202, the license becomes perpetual and irrevocable. The term of the Alba Sublicense, for which we paid a one-time, non-refundable fee of $0.1 million, extends until the earlier of (i) the termination of the Alba License, (ii) the termination of the underlying license agreement, or (iii) an assignment of the underlying license agreement to us. During 2019, we paid Alba a milestone payment of $0.3 million for the dosing of the first patient in our Phase 3 clinical trial. If we are able to demonstrate sufficient financial resources to complete the trial, we have the exclusive option to purchase the assets covered by the license.

The foreign patents covering the composition-of-matter for the larazotide peptide expired in 2019. The Alba Therapeutics patent estate nevertheless provides product exclusivity for INN-202 in the U.S. until June 4, 2031, not including patent term extensions that may apply upon product approval.

Significant patents in the INN-202 patent estate include issued patents in the U.S. for methods of treating celiac disease with larazotide, (US Patents 8,034,776 and 9,279,807), of which the last to expire has a term to July 16, 2030. The INN-202 patent estate also includes provisional patent applications for pharmaceutical compositions, delivery compositions, and methods of treatment. These patent applications have not yet been issued, so the expiration dates of any intellectual property that might result from these applications are unknown.

Other significant patents include the larazotide formulation patent family, which has three issued U.S. patents as well as 46 issued outside the U.S. The significant patents in the INN-202 patent estate formulation patent family includes patents covering the composition-of-matter (US Patent 9,265,811) and corresponding methods of treatment (US Patents 8,168,594 and 9,241,969) for the larazotide formulation, with the last to expire patent having an expiration in the U.S. of June 4, 2031.

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

As consideration for the Seachaid License, we agreed to pay a one-time, non-refundable fee of $0.2 million at the earlier of the time we meet certain financing levels or 18 months following the execution of the agreement and set payments totaling up to $6.0 million upon the achievement of certain milestones in connection with the development of the product, filing of the New Drug Application, the first commercial sale and payments ranging from $1.0 million to $2.5 million based on the achievement of certain net sales targets. There are future royalty payments in the single digits based on achieving sales targets and we are required to pay Seachaid a portion of any sublicense revenue. The royalty payments continue for each licensed product and in each applicable country until the earlier of (i) the date of expiration of the last valid claim for such products to expire or (ii) the date that one or more generic equivalents if such product makes up 50% or more of sales in the applicable country. The term of the Seachaid License extends on a product-by-product and country-by-country basis until the expiration of the royalty period for the applicable product in the applicable country.

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

Commercialization

We own or control exclusive rights to INN-108 in the markets of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan. We have exclusive rights in all global markets for INN-202, other larazotide programs and INN-329. We plan to pursue regulatory approvals for our products in the United States and the European Union. We may independently commercialize these products in the United States and other markets and may engage strategic partners to assist with the sales and promotion of our products.

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

The competitive landscape in celiac disease is currently limited, which we believe is due to lack of significant past research and development investments and lack of recognition and education around the disease. To our knowledge, there are no late stage competitors entering Phase 3 clinical trials or any who have successfully completed Phase 2 studies to date. However, in recent years large pharmaceutical companies have begun to expand their focus areas to autoimmune diseases such as celiac disease, and given the unmet medical needs in these areas, we anticipate increasing competition. A few early stage programs are active, including Takeda/PvP’s KumaMax (gluten degrading enzyme), Takeda’s TAK-101, Amgen/Provention Bio’s AMG-714 (an IL-15 MAb) and Dr. Falk Pharma/Zeria’s ZED-1227 (a tTG-2 inhibitor). ImmunogenX’s IMGX003 (two gluten degrading enzymes) failed to meet its primary endpoint in a Phase 2b trial in 2015, yet an NIH sponsored trial is evaluating a patient subset in a phase 2 trial launched in March 2019. ImmunosanT discontinued their Phase 2b trial for their Nexvax2 vaccine due to lack of statistically meaningful protection from gluten exposure for celiac disease patients when compared with placebo.

Product	Status	Mechanism	Company	Route	Product Type
AMG 714	Phase 2	Anti-IL-15 MAb	Amgen/ Provention Bio	Subcutaneous; 2x/month	MAb (humanized)
TAK-101	Phase 1	Nanoparticle containing gliadin	Takeda/Cour Pharmaceuticals	IV	Gliadin peptides
ZED-1227	Phase 1b	TGase-2 inhibitor	Zedira GmbH/ Dr Falk Pharma	Oral	Small molecule (peptidomimetic)
KumaMax	Phase 1	Enzymatic degradation of gluten	Takeda/PvP Biologics	Oral	Recombinant enzyme
IMGX003	Phase 2	Two gluten degrading enzymes	ImmunogenX	Oral	Recombinant enzymes
 Table 4: Current celiac drugs in development are still in pre-clinical to early Phase 2 proof-of-concept stage. No drugs have completed a successful Phase 2b efficacy trial other than larazotide.

Government Regulations

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs, such as those we are developing. Along with third-party contractors, we will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the product’s continued safety, purity and potency, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices (“cGCPs”); and

•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually and when significant changes are made.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an IRB, for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

Research and Development Expenses

Innovate had research and development expenses of $13.7 million and $7.6 million for the years ended December 31, 2019 and 2018, respectively.

Employees

We currently have eight full-time employees and also engage consultants to provide services to us, including clinical development, manufacturing support, regulatory support, business development and general business operational support.

Corporate Information

Private Innovate was incorporated under the laws of North Carolina under the name “GI Therapeutics, Inc.” in 2012 and changed its name to “Innovate Biopharmaceuticals Inc.” when it converted to a Delaware corporation in 2014. In January 2018, Monster Merger Sub merged with and into Private Innovate with Private Innovate surviving as a wholly owned subsidiary of the Company and the Company changed its name to Innovate Biopharmaceuticals, Inc. Our principal executive offices are located at 8480 Honeycutt Road, Suite 120, Raleigh, NC 27615 and our telephone number is (919) 275-1933. Our corporate website address is http://www.innovatebiopharma.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not incorporated into this Annual Report on Form 10-K and our reference to the URL for our website is intended to be an inactive textual reference only.

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

•
we will avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act (this exemption was recently extended indefinitely for smaller reporting companies, as defined in Rule 12b-2 of the Exchange Act, with revenue of less than $100 million);

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

On March 15, 2018, we filed a shelf registration statement on Form S-3 that was declared effective on July 13, 2018 registering shares of our common stock for issuance in primary offerings. Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, at the time we update our Form S-3 as required under Section 10(a)(3) of the Securities Act, then as of the time of such update until our public float again exceeds $75.0 million, the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period will be limited to an aggregate of one-third of our public float. We expect that we will become subject to this limitation with the filing of our Annual Report on Form 10-K for the year ended December 31, 2019. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities is limited to one-third of our public float or precluded altogether due to failure to satisfy other eligibility requirements of such Form, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

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

Our ability to timely raise sufficient additional capital also may be limited by Nasdaq’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, Nasdaq requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the lower of the closing price immediately preceding the signing of the binding agreement for the offering and the average closing price for the five trading days immediately preceding the signing of the binding agreement for the offering, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by Nasdaq. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering without stockholder approval. Nasdaq also requires that we obtain stockholder approval if the issuance or potential issuance of additional shares will be considered by Nasdaq to result in a change of control of the Company.

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

If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

Although our common stock is currently listed on the Nasdaq Capital Market, an active trading market for our shares may not be sustained. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including, among other things, a minimum $35 million market value of listed securities and a minimum bid price of $1.00 per share. On December 4, 2019, we received notice from the staff of the Nasdaq Stock Market LLC, (the “Staff”) notifying us that for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In addition, on December 4, 2019, we received a notice from the Staff notifying us that for the last 30 consecutive business days, the market value of our listed securities had been below the minimum requirement of $35 million for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2), and that we also did not meet the alternative requirements for satisfying continued listing criteria. We have been provided a period of 180 calendar days, or until June 1, 2020, to regain compliance with the Nasdaq Listing Rules 5550(a)(2) and 5550(b)(2). If, at any time before June 1, 2020, the bid price of our common stock closes at $1.00 per share or more and/or the market value of our listed securities closes at $35 million or more, in each case for a minimum of ten consecutive business days, the Staff will provide written confirmation to us that we comply with Rule 5550(a)(2) and/or Rule 5550(b)(2), as applicable. If we do not regain compliance with Rule 5550(a)(2) by June 1, 2020, we may be eligible for an additional 180-day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary. After the initial 180-day compliance period, there is no additional compliance period applicable to our noncompliance with Rule 5550(b)(2). If we do not regain compliance with the applicable listing rules when required, the Staff will provide written notification to us that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a Hearings Panel.

We are currently evaluating our options for regaining compliance, including the creation of stockholder value through the execution of business objectives described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. However, we cannot guarantee that we will regain compliance with the applicable listing requirements by June 1, 2020, or that we will be able to comply with the continued listing standards of the Nasdaq Capital Market, and therefore our common stock may be subject to delisting.

If our common stock is delisted and there is no longer an active trading market for our shares, it may, among other things:

•cause you difficulty in selling your shares without depressing the market price for the shares or selling your shares at all;
•substantially impair our ability to raise additional funds;
•result in a loss of institutional investor interest and fewer financing opportunities for us; and/or
•result in potential breaches of representations or covenants of agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.

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

Since inception, substantial resources have been dedicated to the acquisition and development of our product candidates. We will require significant additional capital to continue operations and to execute on our current business strategy to develop INN-202 through regulatory approval and further develop our other product candidates for eventually seeking regulatory approval. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

Our auditor has expressed substantial doubt about our ability to continue as a going concern.

The audit report on our financial statements for the years ended December 31, 2019 and 2018, included an explanatory paragraph related to recurring losses from operations and our dependence on additional financing to continue as a going concern. We have incurred net losses for the years ended December 31, 2019 and 2018 and had an accumulated deficit of $70.6 million as of December 31, 2019. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity financing or enter into strategic partnerships. We intend to continue to finance our operations through debt or equity financings or strategic partnerships. The failure to obtain sufficient financing or strategic partnerships could adversely affect our ability to achieve our business objectives and continue as a going concern.

We will require substantial additional financing for further development of our product candidates. Failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts and other operations.

For the years ended December 31, 2019 and 2018, we incurred losses from operations of $25.5 million and $18.2 million, respectively, and net cash used in operating activities was $18.0 million and $15.2 million, respectively. At December 31, 2019, we had an accumulated deficit of $70.6 million and cash and cash equivalents of $4.6 million. We expect to continue to incur substantial operating losses for the next several years as we advance our product candidates through clinical development, U.S. and other regional regulatory approvals and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the Food and Drug Administration (“FDA”) or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve on a timely basis, or at all.

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

The outstanding convertible promissory notes we have issued may be converted into shares of common stock and may also be redeemed in certain circumstances.  If the holder of the outstanding convertible promissory notes converts such notes into shares of common stock, our current stockholders could be significantly diluted; if certain events occur and the holder of these notes redeems them, our liquidity and our ability to continue our operations may be materially impaired.

The holder of the unsecured convertible promissory note we issued on March 8, 2019, or the Unsecured Convertible Note, and the additional unsecured convertible promissory note we issued on January 1, 2020, or the Additional Note, can convert all or any portion of such notes, including a premium in some cases, into shares of our common stock at a conversion price that may vary over time. The number of shares of common stock issued upon the conversion of such notes may be significant. The issuance of new shares of common stock upon such conversion will cause the percentage ownership held by each stockholder prior to such issuance to decrease and such decrease in percentage ownership could be significant. We can provide no assurance that the holder of the Unsecured Convertible Note and the Additional Note will not exercise its rights to cause us to repay the notes in cash pursuant to the terms of the notes. If the holder requires us to repay the notes, our ability to continue developing and commercializing our product candidates or operate as a business would be severely restricted.

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

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The federal tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the new federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Risks Related to the RDD Merger

The RDD Merger is subject to conditions to closing that could result in the RDD Merger being delayed or not consummated, and it can be terminated in certain circumstances, each of which could negatively impact our stock price and future business and operations.

The RDD Merger is subject to conditions to closing as set forth in the RDD Merger Agreement. In addition, we and RDD each have the right, in certain circumstances, to terminate the RDD Merger Agreement. If the RDD Merger Agreement is terminated or any of the conditions to the RDD Merger are not satisfied and, where permissible, not waived, the RDD Merger will not be consummated. Failure to consummate the RDD Merger or any delay in the consummation of the RDD Merger or any uncertainty about the consummation of the RDD Merger may adversely affect our stock price or have an adverse impact on our future business operations.

If the RDD Merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the RDD Merger, it would be subject to a number of risks, including the following:

•	negative reactions from the financial markets and from persons who have or may be considering business dealings with us;

•	financial difficulties that we may experience;

•	we will be required to pay certain costs relating to the RDD Merger, whether or not the RDD Merger is completed; and

•	we have agreed to pay a break-up fee if the RDD Merger Agreement is terminated in certain circumstances.

In addition, we could be subject to litigation related to any failure to complete the RDD Merger or related to any proceeding commenced against us seeking to require us to perform our obligations under the RDD Merger Agreement.

The RDD Merger will present challenges associated with integrating operations, personnel, and other aspects of the companies and assumption of liabilities that may exist at RDD and which may be known or unknown by us.

The results of the combined company following the RDD Merger will depend in part upon our ability to integrate RDD’s business with our business in an efficient and effective manner. Our attempt to integrate two companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration may require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company. In addition, the combined company may adjust the way in which RDD or we have conducted our respective operations and utilized our respective assets, which may require retraining and development of new procedures and methodologies. The process of integrating operations and making such adjustments after the RDD Merger could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. Employee uncertainty, lack of focus, or turnover during the integration process may also disrupt the businesses of the combined company. Any inability of management to integrate the operations of Innovate and RDD successfully could have a material adverse effect on the business and financial condition of the combined company.

In addition, the RDD Merger will subject us to contractual or other obligations and liabilities of RDD, some of which may be unknown. Although we and our legal and financial advisors have conducted due diligence on RDD and its business, there can be no assurance that we are aware of all obligations and liabilities of RDD. These liabilities, and any additional risks and uncertainties related to RDD’s business and to the RDD Merger not currently known to us or that we may currently be aware of, but that prove to be more significant than assessed or estimated by us, could negatively impact the business, financial condition, and results of operations of the combined company following consummation of the RDD Merger.

The pro forma financial statements contained in our proxy statement filed on January 22, 2020 might not be an indication of the combined company’s financial condition or results of operations following the RDD Merger.

The pro forma financial statements contained in our proxy statement filed on January 22, 2020 might not be an indication of the combined company’s financial condition or results of operations following the RDD Merger for several reasons. For example, the pro forma financial statements have been derived from our historical financial statements and the historical financial statements of RDD and certain adjustments and assumptions have been made regarding the combined company after giving effect to the RDD Merger. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with complete accuracy. Moreover, the pro forma financial statements do not reflect all costs that are expected to be incurred by the combined company in connection with the RDD Merger. For example, the impact of any incremental costs incurred in integrating Innovate and RDD is not reflected in the pro forma financial statements. In addition, the assumptions used in preparing the pro forma financial information might not prove to be accurate, and other factors may affect the combined company’s financial condition or results of operations following the RDD Merger. Our stock price may be adversely affected if the actual results of the combined company fall short of the pro forma financial statements contained in this proxy statement. See the Unaudited Pro Forma Condensed Combined Financial Statements attached as Annex A to our proxy statement filed on January 22, 2020.

Completion of the RDD Merger would result in the issuance of a significant number of additional shares of our common stock, which would reduce the voting power of our current stockholders and may depress the trading price of our common stock.

Completion of the RDD Merger would result in the issuance of a significant number of shares of our common stock. As a result, our existing stockholders will not exert the same degree of voting power with respect to the combined company that they did before the consummation of the RDD Merger. Further, the issuance of such a significant amount of common stock, and its potential sale in the public market from time to time, could depress the trading price of our common stock and our stockholders may lose all or a part of their investment.

We have incurred and will continue to incur significant transaction, combination-related and restructuring costs in connection with the RDD Merger.

We have incurred and will continue to incur transaction fees and other expenses related to the RDD Merger, including filing fees, legal and accounting fees, soliciting fees, regulatory fees, and printing and mailing costs. We also expect to incur significant costs associated with combining the operations of the two companies. It is difficult to predict the amount of these costs before we begin the integration process. The combined company may incur additional unanticipated costs as a consequence of difficulties arising from efforts to integrate the operations of the two companies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, can offset incremental transaction, combination-related, and restructuring costs over time, we may not be able to achieve this net benefit in the near term, or at all. If the RDD Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the RDD Merger.

Risks Related to RDD’s Business

RDD does not have any products that are approved for commercial sale and therefore the combined company will remain subject to many of the same risks regarding the clinical, regulatory and commercial success of these product candidates as we are subject to prior to the closing of the RDD Merger.

RDD currently does not have any therapeutic products approved for commercial sale. Provided that the anticipated RDD Merger closes, the combined company would have ten product candidates at various phases of clinical drug development and will therefore remain subject to the same risks regarding the clinical, regulatory and commercial success of the combined company’s product candidates as we are subject to prior to the closing of the RDD Merger. In addition, the combined company will have to determine how best to allocate limited financial resources between the ten therapeutic product candidates, none of which currently generate revenue. The combined company will incur significant costs related to the clinical trials and regulatory approval of our existing therapeutic products, as well as the therapeutic products in RDD’s pipeline. The combined company might not receive within the next several years, if at all, any revenues from the commercialization of any of our product candidates, even if a product candidate is approved. Additionally, in the event one or more of our product candidates is approved for commercial sale, the combined company will incur significant costs in connection with commercializing any approved product candidate and the combined company might not generate significant revenue from sales of such products, which would impact our ability to become profitable and maintain profitability.

The combined company might not be able to successfully or timely complete the Naia Acquisition, which could materially impact the market price of the combined company’s common stock, financial condition, results of operations and cash flows.

The terms of the Naia Acquisition are subject to further negotiation and the transaction is currently expected to close following the RDD Merger. The Naia Acquisition might not be completed, or might not be completed in the timeframe, on the terms or in the manner currently anticipated. The completion of the Naia Acquisition is subject to further negotiation of a binding agreement. There can be no assurance that the combined company will negotiate the Naia Acquisition on satisfactory terms and enter into a binding agreement, or that other events will not intervene to delay or result in the failure to close the Naia Acquisition. The non-binding letter of intent might be terminated by the parties for any reason prior to the execution of a definitive and binding agreement. If there are delays in negotiating a definitive and binding agreement or delays in closing the transaction, or a failure to close the transaction, the combined company’s ongoing business could be materially adversely affected, including without limitation, as follows:

•	the combined company might incur significant additional costs in connection with such delay or termination;

•	the combined company might experience negative reactions from financial markets and the stock price could decline;

•	the combined company might experience negative reactions from employees, suppliers or other third parties; and

•	the combined company’s management’s focus would have been diverted from pursuing other valuable opportunities.

Additionally, if the combined company is unable to consummate the transaction with Naia, the combined company will have incurred significant due diligence, legal, accounting and other transaction costs in connection with the transaction without realizing the anticipated benefits.

If the RDD Merger closes, and we are unable to successfully integrate the RDD and Naia portfolio of products into our existing business operations, or if we do not realize the anticipated benefits of the RDD Merger with RDD or the Naia Acquisition, our business could be adversely affected.

We will need to successfully integrate our business operations with RDD’s pipeline of products, which includes drug candidates for fecal incontinence (RDD-0315), pruritis ani (RDD-1609), radiation colitis (RDD-2007) and Naia’s pipeline of products, which includes drug candidates for pediatric short bowel syndrome (NB1001) and short bowel syndrome (NB1002). Integrating the RDD and Naia products with our existing business will be a complex and time-consuming process. There might be substantial difficulties, costs and delays involved in any integration of these products. These might include:

•	distracting management and key functional areas from day-to-day operations;

•	difficulties with respect to the timing and results of ongoing and future clinical trials in the RDD and Naia products; and

•	diversion of financial resources that would otherwise be available for the ongoing development or commercialization of our existing programs.

Any one or all of these factors might increase our operating costs and capital needs or lower our anticipated financial performance. Certain of these factors are outside of our control. Achieving the potential benefits underlying our reasons for the merger with RDD will depend on a successful, timely and efficient integration of RDD’s pipeline of products.

Even if the integration of RDD’s and Naia’s portfolios are successful, the RDD Merger might fail to further our business strategy as anticipated or to achieve anticipated benefits and success. We have made assumptions relating to the impact of the RDD and Naia pipelines on our financial results relating to numerous matters, including:

•	transaction and integration costs;

•	the cost of development and commercialization of RDD’s and Naia’s products; and

•	the other financial and strategic risks related to the RDD Merger.

Further, we might incur higher than expected operating, transaction and integration costs, and we might encounter general economic and business conditions that adversely affect us following the completion of the RDD Merger. If one or more of our assumptions are incorrect, it could have an adverse effect on our business and operating results, and the benefits from the RDD Merger might not be realized or be of the magnitude expected.

Many of RDD’s products rely on patent and/or regulatory exclusivity and the combined company’s success will depend in part on obtaining and maintaining effective patent and other intellectual property protection for the product candidates and proprietary technology.

As with our current pipeline of products, the products in the RDD product portfolio rely on patent and regulatory exclusivity. The intellectual property rights protecting the RDD products might not afford the combined company with meaningful protection from third parties infringing on the proprietary rights of RDD. Competitors could also design around any of RDD’s intellectual property or otherwise design competitive products that do not infringe RDD’s intellectual property. If a product is approved for commercial sale and competitors are successful in such designs, it could have an adverse impact on the combined company’s revenue or results of operations.

If RDD or the combined company fails to comply with obligations under any license, collaboration or other agreements, the combined company could lose intellectual property rights that are necessary for developing and commercializing product candidates.

RDD’s intellectual property relating to the nifedipine capository for anal fissure program is licensed from Mor Research Applications Ltd. RDD’s intellectual property relating to the pregabalin for pruritis ani program is licensed from Dr. Eli D. Ehrenpreis. RDD’s license agreements with Mor Research Applications Ltd. and Dr. Eli D. Ehrenpreis impose, and any future licenses or collaboration agreements the combined company might enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, patent prosecution and enforcement and other obligations. These type of agreements and related obligations are complex and subject to contractual disputes. If RDD (and the combined company following the closing of the RDD Merger) breach any of these imposed obligations, or use the intellectual property licensed to RDD in an unauthorized manner, RDD (and the combined company following the closing of the RDD Merger) might be required to pay damages or the licensor might have the right to terminate the license, which could result in the loss of the intellectual property rights and RDD (and the combined company following the closing of the RDD Merger) being unable to develop, manufacture and sell drugs that are covered by the licensed technology.

Intense competition might render RDD’s GI products noncompetitive or obsolete.

Competition in the GI business is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, regulatory approval for marketing competitive products, including potential generic or over-the-counter products, or superior marketing resources possessed by competitors could adversely affect the commercial potential of the combined company’s GI products and could have a material adverse effect on the combined company’s future revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at GI diseases and conditions addressed by RDD’s product pipeline. In particular, we are aware of products in research or development by competitors that address the diseases being targeted by RDD’s products. Developments by others might render RDD’s product pipeline obsolete or noncompetitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their GI products earlier than the combined company can.

Many of RDD’s current competitors have significant financial, marketing and personnel resources and development capabilities. For example, many large, well-capitalized companies already offer GI products in the United States and Europe that target the indications for: (i) fecal incontinence including over-the-counter bulking agents such as psyllium or methylcellulose; antidiarrheals such as loperamide, diphenoxylate plus atropine, bismuth subsalicylate or bile acid binders such as cholestyramine; biofeedback involving cognitively retraining pelvic floor and abdominal wall musculature; injectable anal bulking agents such as dextranomer-hyaluronic acid (Solesta®); sacral nerve stimulation and anal sphincteroplasty surgery; (ii) pruritis ani including barrier cream such as those containing zinc oxide in conjunction with or without hydrocortisone cream; antihistamines such as diphenhydramine; topical capsaicin; anal tattooing with intradermal injection of methylene blue; topical formulations containing tacrolimus or other agents involving mechanisms believed to target pruritic mechanisms; (iii) radiation colitis including short chain fatty acid enemas; sucralfate enemas; oral sulfasalazine with or without prednisolone enemas or other mesalamine enemas with or without glucocorticoids; argon plasma coagulation; cryoablation; bipolar electrocoagulation and heater probe; radiofrequency ablation; usage of formalin particularly in colitis with significant bleeding; band ligation; hyperbaric oxygen; hormonal therapy including estrogen with or without progesterone; antioxidants including vitamin E and C; vitamin A or retinoid formulations; stool softeners; metronidazole; pentosan polysulfate; aloe vera; and mesenchymal stem cell therapy; (iv) short bowel syndrome including acid suppressive therapies such as H2 blockers or proton pump inhibitors; antidiarrheals such as loperamide; antibiotics to prevent small intestinal bacterial overgrowth; octrotide for patient with IV fluid requirements greater than 3 L per day; clonidine; GLP-1 analogues including exenatide with or without GLP-2 analogues such as teduglutide (Gattex®); human growth hormone or somatropin analogues (Zorptive®); bile acid binders such as cholestyramine or pancreatic enzymes to aid in digestion of nutrients.

In addition, other GI products are in research or development by competitors that address the diseases and diagnostic procedures being targeted by RDD’s product pipeline.

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

We are substantially dependent upon the clinical, regulatory and commercial success of our product candidates. Clinical drug development involves a lengthy and expensive process with an uncertain outcome; results of earlier studies and trials may not be predictive of future trial results; and our clinical trials may fail to adequately demonstrate to the satisfaction of regulatory authorities the safety and efficacy of our five product candidates.

The success of our business is primarily dependent on our ability to advance the clinical development of INN-202 for the treatment of celiac disease and INN-108 for the treatment of mild to moderate ulcerative colitis. In addition, we have several other drug product candidates that we may seek to develop through partnerships or other strategic relationships. In the third quarter of 2019, we started the Phase 3 clinical trial for INN-202. Subject to additional financing, we may also prepare for INN-108 to enter Phase 2 efficacy trials for mild to moderate ulcerative colitis. INN-329 requires additional studies to be performed for completion of Phase 3 trials.

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

We have historically operated with a limited number of employees. We currently have eight full-time employees, including one employee engaged full-time and two employees engaged part-time in research and development. Therefore, institutional knowledge is concentrated within a small number of employees. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. Our future success is highly dependent upon the contributions of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

Most members of our management team, including those expected to join our management team from RDD if the anticipated RDD Merger closes, have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our existence as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituencies require significant attention from our senior management and could divert their attention away from the day-to-day management of our business.

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

We have historically had limited resources to address our internal controls and procedures and relied on part-time consultants to assist us with our financial accounting and compliance obligations. In connection with the preparation of our audited financial statements for the year ended December 31, 2018, management identified a material weakness existed in internal controls over financial reporting due to inadequate segregation of duties and appropriate level of review. In an effort to remediate this material weakness during the year ended December 31, 2019, we added two full-time finance positions, a Chief Financial Officer who is serving as our Principal Financial Officer and Principal Accounting Officer and a Controller. During the year ended December 31, 2019, we also enhanced our system of internal controls, including improving our segregation of duties. However, management determined that a material weakness in internal control over financial reporting still remains at December 31, 2019.

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

We currently have eight full-time employees, including one employee engaged full-time and two employees engaged part-time in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in Raleigh, North Carolina, near major hurricane and tornado zones. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged or made unavailable critical infrastructure, such as enterprise financial systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our manufacturers’ and their suppliers’ facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, fires, explosions or large-scale accidents or power outages, could severely disrupt their operations. In addition, acts of terrorism, pandemic illness and other geo-political unrest could cause disruptions in our business or the businesses of our collaborators, manufacturers or the economy as a whole. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our collaborators’ or manufacturers’ disaster recovery plans prove to be inadequate. Any of the above could result in delays in the regulatory approval, manufacture, distribution or commercialization of our product candidates.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our Phase 3 registration trials for INN-202 for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to INN-202 or our other product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity and our and RDD’s ability to complete the RDD Merger and RDD Merger Financing on a timely basis or at all. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

In 2019, we started the Phase 3 clinical trial for INN-202, larazotide acetate, the success of which will be needed for FDA approval to market INN-202 in the United States to treat celiac disease in patients with persistent symptoms while adhering to a gluten free diet. While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing and may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are required by the FDA to conduct a long-term safety study on INN-202. The results of this study will not be known until a short time prior to potential submission of an NDA for INN-202. If the safety study cannot be completed for technical or other reasons, or provides results that the FDA determines to be concerning, this may cause a delay or failure in obtaining approval for INN-202.

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

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept an NDA or the equivalent foreign regulatory approval submission for filing or, if accepted, approve an NDA. There are many components to an NDA or marketing authorization application submission in addition to clinical study data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting an NDA for review or before approving the NDA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that its product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA for any of a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of its product candidates. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and our competitors may bring products to market before we do, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition and results of operations.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of their potential both to gain regulatory approval and to achieve commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or in other indications with greater commercial potential. We currently intend to focus our limited financial and managerial resources on developing our lead program, INN-202, for the treatment of celiac disease. As a result, we may allocate fewer resources to the other product candidates in our pipeline, and we will be required to seek additional sources of financing to pursue further development of such other product candidates.

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

Further, the INN-202 primary end point is the CeD PRO that is protected by copyright until 2106. However, copyright protection may not be sufficient to exclude others from developing products that compete with INN-202.

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

Larazotide acetate has issued patents for composition of matter, method of use and formulation in the United States, our primary targeted market. INN-202 has either been issued patents or is prosecuting patent applications in numerous countries outside the United States. The barrier to entry for any company developing larazotide acetate for celiac disease is very high. We believe that INN-202 is the first drug in Phase 3 clinical trials for celiac disease. Additionally, if larazotide acetate is the first drug granted FDA approval for celiac disease, competitors may need to license or to seek approval from us for the usage of the CeD PRO as an endpoint in subsequent celiac disease trials.

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

Obtaining an Orphan Drug Designation from the FDA may not effectively protect our product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan‑drug‑exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, since our stock began trading under the symbol “INNT” on February 1, 2018, through March 17, 2020, the price thereof has ranged from a low of $0.37 per share to a high of $50.50 per share. Companies like us with a lower number of shares comprising their public floats and limited trading activity may experience greater volatility in their stock prices. The market price of our common stock may be highly volatile and could continue to be subject to wide fluctuations in response to various factors. These factors have included or may include the following, some of which are beyond our control:

•	regulatory or legal developments in the United States and foreign countries;

•	results from or delays in clinical trials of our product candidates;

•
announcements of regulatory approval or disapproval of, or delays in clinical trials for, INN-202 (for celiac disease), INN-108 (for ulcerative colitis) and INN-329 (for magnetic resonance cholangiopancreatography or MRCP) or any future product candidates;

•	commercialization of our product candidates;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures, capital commitments or other transactions;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	actual or anticipated quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	our liquidity position and ability to raise additional capital;

•	sales of substantial amounts of our stock by insiders and other stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with strategic partners;

•	catastrophic weather and/or global disease pandemics, such as the recent COVID-19; and

•	the other factors described in this section entitled “Risk Factors” section.

The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to the COVID-19 outbreak. In particular, the market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. In addition, price volatility may increase if the trading volume of our common stock remains limited or declines.

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

If we or our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public markets, the trading price of our common stock could decline significantly. On March 15, 2018, we filed a shelf registration statement, or the Shelf Registration Statement, which was declared effective on July 13, 2018. Under the Shelf Registration Statement, we may, from time to time, subject to certain eligibility requirements, sell our common stock in one or more offerings up to an aggregate dollar amount of $175.0 million (of which up to an aggregate of $40 million may be sold in an “at-the-market” offering as defined in Rule 415 of the Securities Act). Effective March 19, 2020, we terminated the ATM facility. In addition, the selling stockholders included in the Shelf Registration Statement may from time to time sell up to an aggregate amount of approximately 13.99 million shares of our common stock (including up to approximately 2.1 million shares issuable upon exercise of warrants) in one or more offerings. As of December 31, 2019, we had 39.5 shares of common stock outstanding and exercisable options and warrants to purchase approximately 14.0 million shares of common stock, excluding out-of-the-money stock options and warrants. In addition, the Unsecured Convertible Note and Additional Note may be converted into shares of our common stock at any time at various conversion prices. On March 18, 2019, we issued short-term warrants to purchase up to 4,181,068 shares of our common stock, or the Short-Term Warrants, and long-term warrants to purchase up to 2,508,634 shares of common stock, or the March Long-Term Warrants. On May 17, 2019, we issued long-term warrants to purchase up to 3,897,010 shares of our common stock, or the New Warrants. Pursuant to a purchase agreement dated April 29, 2019, we issued warrants to purchase up to 4,318,272 shares of our common stock, or the April Warrants, and granted the placement agent warrants to purchase up to 215,914 shares of common stock, or the Placement Agent Warrants. The March Long-Term Warrants, Short-Term Warrants and New Warrants have initial exercise prices equal to $2.56, $4.00 and $2.13 per share, respectively, each subject to certain adjustments. On December 19, 2019, we entered into separate exchange agreements with each of the purchasers of the April Warrants and Placement Agent Warrants, pursuant to which we agreed to issue to the purchasers an aggregate of 5,441,023 shares of our common stock, at a ratio of 1.2 shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants. We filed a registration statement, which was declared effective by the SEC on July 12, 2019, registering the resale of the shares of common stock underlying the March Long-Term Warrants, Short-Term Warrants, New Warrants, April Warrants and Placement Agent Warrants. The Short-Term Warrants and April Warrants were exercisable immediately upon issuance. Therefore, sales of common stock by us or our stockholders under the Shelf Registration Statement or otherwise (including sales pursuant to Rule 144) may represent a significant percentage of our common stock currently outstanding. If we or our stockholders sell, or the market perceives that we or our stockholders intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly. For example, our closing stock price on July 13, 2018, prior to the Shelf Registration Statement being declared effective, was $23.70 per share, and our closing stock price on July 16, 2018, after the Shelf Registration Statement was declared effective, was $8.08 per share.

The issuance of additional shares of common stock may cause substantial dilution to our existing stockholders and reduce the trading price of our common stock.

We presently have outstanding and exercisable options and warrants that if exercised would result in the issuance of 1.9 million shares of our common stock as of December 31, 2019, excluding out-of-the-money stock options and warrants. In addition, the Unsecured Convertible Note and Additional Note may be converted into shares of our common stock at any time at various conversion prices. We also sold 4,181,068 shares of common stock in the March 2019 offering and issued the Short-Term Warrants and March Long-Term Warrants to purchase up to 4,181,068 and 2,508,634 shares of our common stock, respectively, in the concurrent private placement. We also issued New Warrants exercisable for an aggregate of 3,897,010 shares of our common stock. On December 19, 2019, we entered into a separate exchange agreement with each purchaser of the April

Warrants and Placement Agent Warrants, pursuant to which we agreed to issue to the purchasers an aggregate of 5,441,023 shares of our common stock at a ratio of 1.2 shares for each warrant in exchange for the cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants. The issuance of shares upon exercise of warrants and options or conversion of the Unsecured Convertible Note or Additional Note may result in dilution to the interests of other stockholders and may reduce the trading price of our common stock.

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

Our efforts to restructure and convert most of our outstanding warrants have diluted and will dilute our existing stockholders, requires significant management resources and may result in little to no incremental capital to our company.
 On December 19, 2019, we entered into a separate exchange agreement with each purchaser of the April Warrants and Placement Agent Warrants, pursuant to which we agreed to issue to the purchasers an aggregate of 5,441,023 shares of our common stock at a ratio of 1.2 shares for each warrant in exchange for the cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants.  Effective February 6, 2020, we entered into amendments with the holders of the Short-Term Warrant to extend the exercise period by six months. On February 12, 2020, we offered to amend outstanding warrants to purchase an aggregate of 12,346,631 shares of common stock so as to (i) shorten the exercise period so that they expire concurrently with the closing of the RDD Merger and (ii) reduce the exercise price.  All of these transactions have diluted or will dilute our existing stockholders and will continue to require significant management effort to complete.  Any capital that we receive will be significantly less than expected under the original warrants and limited by current financial market conditions.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially own approximately 21.6% of our outstanding common stock as of December 31, 2019. Accordingly, these stockholders, acting together, will continue to be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult, which could discourage takeover attempts and lead to management entrenchment, and the market price of our common stock may be lower as a result.

Certain provisions in our certificate of incorporation and bylaws may make it difficult for a third party to acquire, or attempt to acquire, control of the Company, even if a change in control was considered favorable by the stockholders. For example, our board of directors (the “Board”) has the authority to issue up to 10,000,000 shares of preferred stock. The Board can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

•
prohibit director removal without cause and only allow removal with cause, and only allow amendment of certain provisions of our amended and restated certificate of incorporation and our bylaws by the vote of the holders of at least two-thirds of all then-outstanding shares of our common stock;

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our officers, directors, employees or agents.

Our bylaws provide that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of fiduciary duty owed by, or other wrongdoing by, any director, officer, employee or agent of the Company to us or our stockholders, creditors or other constituents, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws or (v) any action asserting a claim governed by the internal affairs doctrine; in each case, subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; provided that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. These choice of forum provisions do not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, our choice of forum provisions will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees or agents, which may discourage lawsuits against us and our directors, officers and other employees or agents.

If a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the near future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as the Board may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

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

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups, or JOBS Act, and may remain an “emerging growth company” for up to five years following the completion of our initial public offering, however, if we have more than $1.07 billion in annual revenue, we are deemed to be a large accelerated filer under the rules of the SEC, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors. In addition, under regulations recently adopted by the SEC, smaller reporting companies with less than $100 million in revenues are also exempt from obtaining an auditor attestation report on internal control over financial reporting.

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

As a public company in the United States, and increasingly after we are no longer an “emerging growth company” or if we cease to be a “smaller reporting company,” we are subject to laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and regulations implemented by the SEC and Nasdaq, that are subject to varying interpretations and may evolve over time as new guidance is provided by regulatory and governing bodies. We have invested and intend to continue to invest resources to comply with such laws, regulations and standards, which may divert management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with applicable laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company in the United States, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We are required to disclose any material weaknesses identified by our management in our internal control over financial reporting, and, when we are no longer an “emerging growth company” or if we cease to be a “smaller reporting company” that has less than $100 million in annual revenues, we will be required to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

Item 3. Legal Proceedings.

Previously, we reported a claim filed in the Superior Court of the State of Delaware regarding a former consultant of the Company who was compensated in cash and stock options for his services, demanding damages of up to approximately $3.6 million plus punitive damages in connection with a delay in such consultant’s ability and timing to exercise options and sell shares of our common stock related to past consulting services. As previously disclosed, we strongly deny any wrongdoing alleged in the threatened litigation and firmly believe the allegations in the complaint are entirely without merit and intend to defend against them vigorously. On October 15, 2019, the court granted our motion to dismiss and concluded the plaintiff failed to sufficiently assert claims. On November 6, 2019, the plaintiff filed a notice of appeal to the Delaware Supreme Court. Briefing on the plaintiff’s appeal was completed on February 21, 2020. No decision has been rendered yet by the Delaware Supreme Court. We are unable to estimate the amount of a potential loss or range of potential loss, if any.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Monster’s common stock originally began trading on the Nasdaq Capital Market on July 7, 2016, under the trading symbol “MSDI.” Prior to July 7, 2016, there was no public market for Monster’s common stock. On January 29, 2018, Monster and Private Innovate completed the Monster Merger, further described in “Note 1—Summary of Significant Accounting Policies” to the accompanying financial statements included in this Annual Report on Form 10-K. In connection with the Monster Merger, Private Innovate became a wholly owned subsidiary of Monster and we changed Monster’s name to Innovate Biopharmaceuticals, Inc. and changed the trading symbol for the common stock to “INNT.”

Subject to and upon completion of the RDD Merger, we plan to change our name to 9 Meters Biopharma, Inc. and the trading symbol for the common stock will change to “NMTR.”

Holders

As of March 17, 2020, there were approximately 255 holders of record of our common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We historically have not, and do not anticipate in the future, paying dividends on our common stock. We currently intend to retain any future earnings to finance our operations and for the development and growth of our business. The declaration of any future cash dividend, if any, would be at the discretion of the Board and would depend upon our earnings, if any, our capital requirements and financial position, general economic conditions and other factors that the Board consider to be relevant.

Recent Sales of Unregistered Securities

On December 19, 2019, we and each of the purchasers of the April Warrants and Placement Agent Warrants entered into separate exchange agreements pursuant to which we agreed to issue to the purchasers an aggregate of 5,441,023 shares of our common stock at a ratio of 1.2 exchange shares for each purchaser warrant in exchange for the cancellation and termination of all of the 4,534,186 outstanding purchaser warrants (the “Exchange”). The Exchange will be made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise noted or where the context otherwise requires, as used in this report, the words “we,” “us,” “our,” the “Company” and “Innovate” refer to Innovate Biopharmaceuticals, Inc. as of and following the closing of the merger of Monster and Private Innovate, or the Monster Merger, on January 29, 2018, and, where applicable, the business of Private Innovate prior to the Monster Merger. All references to “Monster” refer to Monster Digital, Inc. prior to the closing of the Monster Merger.

The following analysis reflects the historical financial results of Private Innovate prior to the Monster Merger and that of Innovate following the Monster Merger and does not include the historical financial results of Monster. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Monster Merger.

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

Company Overview

Innovate

We are a clinical-stage biopharmaceutical company developing novel medicines for autoimmune and inflammatory diseases with unmet medical needs, including drug candidates for celiac disease, ulcerative colitis (UC), nonalcoholic steatohepatitis (NASH), alcoholic steatohepatitis (ASH) and Crohn’s disease. In 2019, we started the Phase 3 clinical trial for our lead drug candidate, larazotide acetate or larazotide (INN-202), for the treatment of celiac disease. Larazotide has the potential to be the first-to-market therapeutic for celiac disease, an unmet medical need affecting an estimated 1% of the U.S. population or more than 3 million individuals. Celiac patients have no treatment alternative other than a strict lifelong adherence to a gluten-free diet, which is difficult to maintain and can be deficient in key nutrients. In celiac disease, larazotide is the only drug which has successfully met its primary endpoint with statistical significance in a Phase 2b efficacy trial, which was comprised of 342 patients. We completed the End of Phase 2 meeting with the FDA for the treatment of celiac disease with larazotide and received

Fast Track designation. Larazotide has been shown to be safe and effective after being tested in several clinical trials involving nearly 600 patients, most recently in the Phase 2b trial for celiac disease. We have approximately 100 active clinical trial sites with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. Site activation and patient enrollment have been impacted by the announcement of the RDD Merger and the winter holiday season. We continue to monitor the evolving situation with COVID-19, which is likely to directly or indirectly impact the pace of enrollment over the next several months. We currently anticipate a top-line readout from the trial in 2021.

INN-108 is a novel oral small molecule therapeutic for UC, which affects approximately 1.4 million individuals in the U.S. alone. With the combination of an immunomodulator, INN-108 could lead to a more efficacious drug than the current 5-ASA/mesalamine formations being used to treat UC. A Phase 1 trial was successfully completed in the U.S. with 24 subjects. We may prepare for a phase 2 trial in UC, subject to receipt of additional financing.

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

Monster Merger

On January 29, 2018, Monster and Private Innovate completed a reverse recapitalization in accordance with the terms of the Monster Merger Agreement. In connection with the transaction, Private Innovate changed its name to IB Pharmaceuticals Inc. Pursuant to the Monster Merger Agreement, Monster Merger Sub merged with and into IB Pharmaceuticals with IB Pharmaceuticals surviving as the wholly owned subsidiary of Monster. Immediately following the Monster Merger, Monster changed its name to Innovate Biopharmaceuticals, Inc. On March 29, 2018, IB Pharmaceuticals was merged into Innovate and ceased to exist.

The Monster Merger is further described in “Note 1—Summary of Significant Accounting Policies” and “Note 3—Monster Merger and Financing” to the accompanying financial statements included in this Annual Report on Form 10-K.

Agreement and Plan of Merger and Reorganization with RDD Pharma, Ltd.

On October 6, 2019, we entered into the RDD Merger Agreement, pursuant to which we agreed to acquire all of the outstanding capital stock of privately-held RDD, an Israel corporation, in exchange for a combination of common and preferred shares to be issued by us. The RDD Merger will include a concurrent capital raise led by OrbiMed Advisors LLC, with a minimum funding requirement of $10 million. We are targeting completion of the RDD Merger and RDD Merger Financing near the end of the first quarter of 2020. Upon closing of the RDD Merger, on an as-converted, fully diluted basis, our current stockholders will own approximately 62% of the combined company’s capital stock and the current RDD stockholders will own approximately 38% of the combined company’s capital stock. The final ownership percentages are subject to dilution based on the final amount of capital invested in the RDD Merger Financing, which will dilute both the current Innovate stockholders and current RDD stockholders on a pro rata basis. We intend to use the proceeds from the RDD Merger Financing to advance our Phase 3 clinical trial for the treatment of celiac disease as well as for progression of RDD’s current pipeline. Subject to and concurrently with the closing of the RDD Merger, the Board will appoint John Temperato, the Chief Executive Officer of RDD, as Chief Executive Officer of the combined company, 9 Meters Biopharma, Inc.

Financial Overview

Since our inception, we have focused our efforts and resources on identifying and developing our research and development programs. We have not had any products approved for commercial sale and have incurred operating losses in each year since inception. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of December 31, 2019, we had an accumulated deficit of $70.6 million. We incurred net losses of $27.0 million and $24.2 million for the years ended December 31, 2019 and 2018, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

•continue research and development, including preclinical and clinical development of our existing and future product candidates, including INN-202;
•complete integration of operations and personnel associated with the proposed RDD Merger;
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

Other Recent Developments

In June 2019, we expanded our senior management team by appointing Edward J. Sitar as our Chief Financial Officer. Mr. Sitar has extensive experience in finance and the life sciences industry. Mr. Sitar is responsible for developing and implementing our financial strategy and growth plans.

In February 2019, we strengthened our clinical development team by appointing Patrick Griffin, M.D., F.A.C.P. as our Chief Medical Officer. Dr. Griffin has several decades of clinical development experience in gastroenterology, autoimmune and metabolic diseases and has overseen multiple phase 3 clinical trials.

Warrant Exchange

Pursuant to a purchase agreement dated April 29, 2019, we issued warrants to purchase up to 4,318,272 shares of our common stock, or the April Warrants, and granted the placement agent warrants to purchase up to 215,914 shares of common stock, or the Placement Agent Warrants. On December 19, 2019, we entered into separate exchange agreements with each of the purchasers of the April Warrants and the Placement Agent Warrants, or the Exchange Agreements. Pursuant to the Exchange Agreements, we agreed to issue to the purchasers an aggregate of 5,441,023 shares of our common stock, or the Exchange Shares, at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants.

Warrant Extension and Offer to Amend and Exercise

Effective February 6, 2020, we entered into amendments with the holders of our outstanding short-term warrants originally issued March 18, 2019, or the Short-Term Warrants, to extend the exercise period of each Short-Term Warrant by six months. The Short-Term Warrants, as amended, are exercisable for up to an aggregate of 4,181,068 shares of our common stock, par value $0.0001 per share, until September 18, 2020. Except as specifically amended, the terms and conditions of each Short-Term Warrant remained in full force and effect and were not affected by this amendment. See “Note 1—Summary of Significant Accounting Policies” to the accompanying financial statements included in this Annual Report on Form 10-K for additional terms of the Short-Term Warrants.

On February 12, 2020, we offered to amend outstanding warrants to purchase an aggregate of 12,346,631 shares of common stock, or the Original Warrants, held by holders of certain outstanding warrants, or the Offer to Amend and Exercise. The Original Warrants of eligible holders who elect to participate in the Offer to Amend and Exercise will be amended to (i) shorten the exercise period so that they expire concurrently with the closing of the RDD Merger and (ii) significantly reduce the exercise price per share. The amended warrants are required to be exercised for cash, and any cashless exercise provisions in the Original Warrants have been omitted.

Amendment to the 2012 Omnibus Incentive Plan

On December 4, 2018, our stockholders approved an amendment to the 2012 Omnibus Incentive Plan, or the Omnibus Plan, to provide for an additional 3,000,000 shares of common stock to be issued pursuant to the plan and an evergreen provision to automatically increase the number of shares issuable pursuant to the plan on an annual basis for the period commencing January 1, 2019 and ending on January 1, 2022. The plan will automatically terminate on April 30, 2022. Pursuant to the evergreen provision, on January 1, 2020 and 2019, the number of shares of common stock available under the Omnibus Plan automatically increased by 1,973,883 and 1,304,441 shares, respectively.

Research and Development Updates

During 2019, we dosed the first patient in our Phase 3 clinical trials for INN-202 in adult patients with celiac disease. We have approximately 100 active clinical trial sites, and we are targeting approximately 600 subjects in the first Phase 3 clinical trial with three treatment groups, 0.25 mg of larazotide tid, 0.5 mg of larazotide tid and a placebo arm. We currently anticipate a top-line readout from the trial in 2021.

Recent research and development milestones include:

•
continued research collaboration with Institut Gustave Roussy to study regulation of intestinal permeability and the gut microbiota using larazotide in immuno-oncology checkpoint inhibitor failure preclinical models;

•	continued research collaboration with Dr. Anthony Blikslager of North Carolina State University to explore life-cycle extension of our lead molecule larazotide acetate;

•	initiated research collaboration with Dr. Younggeon Jin of University of Maryland, College Park, to understand tight junction biology; and

•	continued research collaboration with Dr. James Nataro of the University of Virginia, Charlottesville to study larazotide’s effect on Environmental Enteric Dysfunction.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets forth the key components of our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	$ Change	% Change

Operating expenses:
Research and development	$13,715,968	$7,559,077	$6,156,891	81%
General and administrative	10,566,813	10,664,991	(98,178)	(1)%
Warrant inducement expense	1,265,780	—	1,265,780	100%
Total operating expenses	25,548,561	18,224,068	7,324,493	40%

Loss from operations	(25,548,561)	(18,224,068)	(7,324,493)	(40)%
Total other expense, net	(1,500,247)	(5,938,211)	4,437,964	75%

Net loss	$(27,048,808)	$(24,162,279)	$(2,886,529)	(12)%

Research and Development Expense

Research and development expense for the year ended December 31, 2019 increased approximately $6.2 million, or 81%, as compared to the year ended December 31, 2018. The increase was driven primarily by an increase of approximately $7.6 million associated with progress in our Phase 3 clinical trial for INN-202. In addition, research and development license fees increased by approximately $0.3 million due to a milestone payment associated with dosing the first patient in our Phase 3 clinical trial. These increases were offset by decreases in (i) compensation costs and personnel benefits of $0.2 million primarily due to a decrease in severance expense associated with a former research and development executive and (ii) non-cash share-based compensation of approximately $1.5 million primarily due to a decrease in options granted and vested and a decrease in the fair value of options granted as a result of the decline in our stock price.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2019 decreased approximately $0.1 million, or 1%, as compared to the year ended December 31, 2018. The decrease was primarily due to a decrease of approximately $1.4 million in accounting and legal fees associated with the Monster Merger. This decrease was offset by increases of (i) $0.6 million in non-cash share-based compensation expense primarily due to option modifications that extended the exercise periods of certain outstanding options; (ii) $0.4 million associated with operating as a public company, including directors’ and officers’ liability insurance premiums, investor relations costs and regulatory fees and services associated with maintaining compliance with Nasdaq exchange listing and SEC regulations; (iii) $0.2 million associated with compensation costs and personnel benefits for our general and administrative personnel; and (iv) $0.1 million in market research, business development, patent protection of our intellectual property and other general corporate costs. The increase in compensation costs and personnel benefits is primarily due to hiring a chief financial officer during the year ended December 31, 2019.

Warrant Inducement Expense

During the year ended December 31, 2019, we recognized warrant inducement expense of approximately $1.3 million. There was no warrant inducement expense during the year ended December 31, 2018. The warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the April Warrants and Placement Agent Warrants exchanged for 1.2 shares of our common stock per warrant, further described in “Note 1—Summary of Significant Accounting Policies” to the accompanying financial statements included in this Annual Report on Form 10-K.

Other Income (Expense), Net

Other expense, net, for the year ended December 31, 2019, decreased by approximately $4.4 million, or 75%, as compared to the year ended December 31, 2018. The decrease was primarily due to (i) a non-cash charge of $3.1 million for the beneficial conversion feature that was triggered when our convertible debt and accrued interest converted to our common stock at a 25% discount on January 29, 2018 but did not recur in 2019; (ii) non-cash interest expense of approximately $1.5 million for the amortization of debt discount; and (iii) $1.2 million associated with the change in fair value of the derivative liability. These decreases were offset by $1.0 million for the loss on extinguishment of debt in March 2019, $0.1 million associated with the change in fair value of warrant liabilities, and $0.3 million associated with the option agreement further described in “Note 6—Debt” to the accompanying financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2019, we had cash and cash equivalents of approximately $4.6 million, compared to approximately $5.7 million as of December 31, 2018. The decrease in cash was primarily due to expenditures for business operations, research and development and clinical trial costs, offset by the net proceeds from the March 2019 Offering and April 2019 Offering, each as described below, in addition to the issuance of convertible debt, further described below.

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

We expect to complete the RDD Merger and concurrent RDD Merger Financing near the end of the first quarter of 2020. However, the COVID-19 pandemic may affect access to capital and could impact the timing of the Company’s proposed merger with RDD. The RDD Merger Financing contains a minimum funding requirement of $10 million. We plan to use the funds from the RDD Merger Financing to progress the Phase 3 clinical trial in celiac disease as well as for progression of RDD’s current pipeline, including the SBS product candidate, NB-002 upon successful completion of the Naia Acquisition.

There can be no assurance that we will be able to complete the RDD Merger and RDD Merger Financing or raise the additional capital needed to continue our pipeline of research and development programs on terms acceptable to us, on a timely basis or at all. If we are unable to raise additional funds when needed, our ability to develop our product candidates will be impaired. We may also be required to delay, reduce, or terminate some or all of our development programs and clinical trials.

March 2019 Offering

On March 17, 2019, we entered into a purchase agreement with SDS Capital Partners II, LLC and certain other accredited investors, or the Purchase Agreement, pursuant to which we sold, on March 18, 2019, 4,181,068 shares of our common stock and issued Short-Term Warrants to purchase up to 4,181,068 shares of our common stock and long-term warrants to purchase up to 2,508,634 shares of common stock, or the March Long-Term Warrants. Pursuant to the Purchase Agreement, we issued shares of common stock and warrants at a purchase price per share of $2.33 for aggregate gross proceeds of approximately $9.7 million. For additional terms of the agreement, see “Note 1—Summary of Significant Accounting Policies” in the accompanying financial statements to this Annual Report on Form 10-K. Warrant holders who elect to participate in the Offer to Amend and Exercise, further described in “Recent Developments—Warrant Extension and Offer to Amend and Exercise,” will have a significantly reduced exercise price per share.

Additional Issuance of Warrants

On April 25, 2019, we entered into an amendment to the Purchase Agreement with certain of the purchasers thereto, or the Amendment. The Amendment (i) deleted Section 4.12 of the Purchase Agreement, which generally prohibited us from issuing, entering into agreements to issue, announcing proposed issuances, selling or granting certain securities between the date of the Purchase Agreement and the date that was 45 days following the closing date thereunder and (ii) gave each purchaser the right to purchase, for $0.125 per underlying share, an additional warrant to purchase shares of our common stock having an exercise price per share of $2.13 and otherwise having the terms of the March Long-Term Warrants, collectively the New Warrants, pursuant to a securities purchase agreement to be entered into among the Company and each purchaser that desired to purchase the New Warrants. On May 17, 2019, we and each purchaser entered into such securities purchase agreement, or the New Agreement, pursuant to which we issued New Warrants exercisable for an aggregate of 3,897,010 shares of our common stock.

The New Warrants are exercisable for five years beginning on the six-month anniversary of the date of issuance until the five-year anniversary of the date of issuance. The New Warrants have an initial exercise price of $2.13 per share, subject to certain adjustments. Warrant holders who elect to participate in the Offer to Amend and Exercise further described above in “Recent Developments—Warrant Extension and Offer to Amend and Exercise,” will have a significantly reduced exercise price per share.

April 2019 Offering

On April 29, 2019, we entered into a purchase agreement pursuant to which we sold, on May 1, 2019, 4,318,272 shares of our common stock at a purchase price of $2.025 per share for aggregate gross proceeds of approximately $7.9 million, after deducting commissions and estimated offering costs, or the April Purchase Agreement. Pursuant to the April Purchase Agreement, we issued the April Warrants to purchase up to 4,318,272 shares of common stock at an initial exercise price of $2.13 per share. Additionally, we granted the Placement Agent Warrants to purchase up to 215,914 shares of common stock. The Placement Agent Warrants had substantially the same terms as the April Warrants, except that the Placement Agent Warrants had an exercise price of $2.53 per share and a term of 5 years from the effective date of the offering. For additional terms of the agreement, see “Note 1—Summary of Significant Accounting Policies” in the accompanying financial statements to this Annual Report on Form 10-K. Pursuant to the Exchange Agreements further described above in “Recent Developments—Warrant Exchange,” we issued to the purchasers of the April Warrants and Placement Agent Warrants an aggregate of 5,441,023 shares of our common stock, or the Exchange Shares, at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants. No proceeds were received in exchange for the April Warrants and Placement Agent Warrants.

Senior Convertible Note and Exchange Agreement

On January 29, 2018, we entered into a note purchase agreement and senior note payable, or the Note, with a lender. The principal amount of the Note was $4.8 million. The Note was issued at a discount of $1.8 million and net of financing costs, for total proceeds of $3.0 million. Interest on the Note accrued from January 29, 2018, at a rate of 12.5% per annum and quarterly payments of interest only were due beginning on March 30, 2018 and compounded quarterly. On October 4, 2018, we entered into an Amendment and Exchange Agreement, with the noteholder exchanging the Note for a new note, or the Senior Convertible Note. The principal amount of the Senior Convertible Note was $5.2 million and bore interest at a rate of 8% per annum, payable quarterly in cash, with a scheduled maturity date of October 4, 2020. The interest rate would automatically increase if there was an event of default to 18% per annum during the default period.

The Senior Convertible Note was convertible into shares of our common stock at certain conversion prices depending on certain factors, which include the volume weighted average price, or VWAP, of our common stock for a period of time prior to conversion. In addition, the Senior Convertible Note was redeemable by the noteholder or by us under certain qualifying conditions. In January 2019, the noteholder issued a redemption notice and we repaid the noteholder approximately $1.1 million of principal and accrued interest. During January 2019, we entered into an option to purchase Senior Convertible Note, or Option Agreement, with the noteholder. The Option Agreement provided us with the ability to repay the Senior Convertible Note prior to March 31, 2019, which we exercised in March 2019. We paid the noteholder approximately $0.3 million in consideration for the noteholder entering into the Option Agreement, which was recorded as interest expense in our accompanying statements of operations and comprehensive loss. On March 11, 2019, we exercised our repurchase rights from the Option Agreement and paid the noteholder of the Senior Convertible Note approximately $5.3 million, which was the full purchase amount, including interest, of the Senior Convertible Note pursuant to the terms of the Option Agreement. There are no further amounts outstanding under the Senior Convertible Note and the Senior Convertible Note has been canceled.

Amortization of the debt discount for the Note and Senior Convertible Note totaled approximately $2.5 million for the year ended December 31, 2018 and is recorded as interest expense in the accompanying statements of operations and comprehensive loss. There was no such expense related to the Note and Senior Convertible Note during the year ended December 31, 2019.

Unsecured Convertible Promissory Note

On March 8, 2019, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note, or the Unsecured Convertible Note, in the principal amount of $5.5 million. The holder of the Unsecured

Convertible Note, or the Convertible Noteholder, may elect to convert all or a portion of the Unsecured Convertible Note at any time and from time to time into our common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. We may prepay all or a portion of the Unsecured Convertible Note at any time for an amount equal to 115% of then outstanding obligations or the portion of the obligations we are prepaying. The purchase price of the Unsecured Convertible Note was $5.0 million and the Unsecured Convertible Note carries an original issuance discount of $0.5 million, which is included in the principal amount of the Unsecured Convertible Note. In addition, we agreed to pay $20,000 of transaction expenses, which were netted out of the purchase price of the Unsecured Convertible Note. We also incurred additional transaction costs of approximately $37,000, which were recorded as debt issuance costs. As a result of the redemption features of the Unsecured Convertible Note, further described in “Note 6—Debt,” we are amortizing the debt issuance costs and accreting the OID to interest expense over the estimated redemption period of 15 months, using the effective interest method.

The various conversion and redemption features contained in the Unsecured Convertible Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $1.3 million. Amortization of debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $1.1 million for the year ended December 31, 2019.

The Unsecured Convertible Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Unsecured Convertible Note is due on the second-year anniversary of the Unsecured Convertible Note’s issuance. During the year ended December 31, 2019, we made principal payments of $1.5 million under the Unsecured Convertible Note.

At any time after the six-month anniversary of the issuance of the Unsecured Convertible Note, (i) if the average volume weighted average price over 20 trading dates exceeds $10.00 per share, we may generally require that the Unsecured Convertible Note convert into shares of our common stock at the $3.25 (as adjusted) conversion price, and (ii) the Convertible Noteholder may elect to require all or a portion of the Unsecured Convertible Note be redeemed by us. If the Convertible Noteholder requires a redemption, we, at our discretion, may pay the redeemed portion of the Unsecured Convertible Note in cash or in our common stock at a conversion rate equal to the lesser of (i) the $3.25 (as adjusted) conversion rate or (ii) 80% of the average of the five lowest volume weighted-average prices of our Common Stock over the preceding 20 trading days. The Convertible Noteholder may not redeem more than $500,000 per calendar month during the period between the six-month anniversary of the date of issuance until the first-year anniversary of the date of issuance and $750,000 per calendar month thereafter. Our obligation or right to deliver our shares upon the conversion or redemption of the Unsecured Convertible Note is subject to a 19.99% cap and subject to a floor price trading price of $3.25 (unless waived by us). Any amounts elected to be redeemed once the cap is reached or if the market price is less than the $3.25 floor price must be paid in cash. In addition, we will be required to pay in cash any amounts elected to be redeemed by the noteholder if any of the following conditions are not satisfied as of the date the noteholder delivers a notice of redemption: (i) all conversion shares are freely tradable under Rule 144 of the Securities Act without the need for registration under applicable federal and state securities laws (without regard to any limitation on conversion of the notes), (ii) no Event of Default (as defined in the applicable note) has occurred and is continuing, (iii) the average and median daily dollar volume of our common stock for the prior 20 and 200 trading days is greater than $250,000, (iv) the five-day volume weighted-average price of our common stock is at least $1.00 per share and (v) our market capitalization is at least $15 million.

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

If we issue convertible debt in the future with any terms, including conversion terms, that are more favorable to the terms of the Unsecured Convertible Note, the Convertible Noteholder may elect to incorporate the more favorable terms into the Unsecured Convertible Note. For further details describing our debt obligations, see “Note 6—Debt” to the accompanying financial statements included in this Annual Report on Form 10-K.

Additional Convertible Note

On January 10, 2020, we entered into an additional securities purchase agreement pursuant to which we issued an unsecured convertible promissory note to the Convertible Noteholder in the principal amount of approximately $2.8 million, or the Additional Note. The Convertible Noteholder, may elect to convert all or a portion of the Additional Note at any time and from time to time into our common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. We may prepay all or a portion of the Additional Note at any time for an amount equal to 115% of then outstanding obligations or the portion of the obligations we are prepaying. The purchase price of the Additional Note was $2.5 million and carries an original issuance discount of $0.3 million, which is included in the principal amount of the Additional Note. In addition, we agreed to pay $20,000 of transaction expenses, which were netted out of the purchase price of the Additional Note.

The Additional Note has almost entirely the same terms as the Unsecured Convertible Note. See “Note 12—Subsequent Events” to the accompanying financial statements included in this Annual Report on Form 10-K for further details regarding the terms of the Additional Note.

At-the-market Offering

On October 26, 2018, we entered into a common stock sales agreement with H.C. Wainwright & Co., LLC and Ladenburg Thalmann & Co. Inc. and filed a prospectus with the SEC related to such offering. We previously filed a Form S-3 that became effective on July 13, 2018 that included the registration of $40 million of our shares of common stock in connection with a potential “at-the-market” offering. Pursuant to the sales agreement, we may issue and sell shares having an aggregate gross sales price of up to $40 million. During the years ended December 31, 2019 and 2018, we sold 705,714 and 17,576 shares under the “at the market” offering, respectively, for net proceeds of approximately $1.7 million. Effective March 19, 2020, we terminated the ATM facility.

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(17,967,992)	$(15,169,330)
Investing activities	(11,934)	(13,943)
Financing activities	16,843,958	20,556,610
Net increase (decrease) in cash and cash equivalents	$(1,135,968)	$5,373,337

Operating Activities

For the year ended December 31, 2019, net cash used in operating activities of approximately $18.0 million primarily consisted of a net loss of $27.0 million and a non-cash gain of $1.2 million for the extinguishment of the Senior Convertible Note derivative liability and changes in the fair value of the warrant liabilities and the Unsecured Convertible Note derivative liability. These decreases were offset by adjustments for non-cash share-based compensation of approximately $2.9 million, non-cash warrant inducement expense of $1.3 million, non-cash loss of $1.0 million on the extinguishment of debt, non-cash interest expense of approximately $1.1 million, write-off of deferred offering costs associated with the ATM facility of $0.1 million and a net change of approximately $3.9 million due to changes in operating assets and liabilities.

For the year ended December 31, 2018, net cash used in operating activities of approximately $15.2 million primarily consisted of a net loss of $24.2 million, offset by adjustments for non-cash share-based compensation of approximately $3.8 million, beneficial conversion feature of $3.1 million, non-cash interest expense of approximately $2.8 million offset by the change in fair value of derivative liability of $0.1 million and a net change totaling approximately $0.7 million due to increases in prepaid expense, accounts payable and other current assets and accounts payable and decreases in accrued expenses.

Investing Activities

For the year ended December 31, 2019, net cash used in investing activities of approximately $12,000 represented the purchase of computer equipment. Net cash used in investing activities for the year ended December 31, 2018, represented the purchase of office furniture and computer equipment of approximately $14,000. In addition, we received loan payments from a related party of $75,000 which was offset by an investment in a certificate of deposit of $75,000.

Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities of approximately $16.8 million primarily consisted of (i) $20.7 million received from the sale of our common stock and warrants and (ii) $5.0 million received from the issuance of the Unsecured Convertible Note. These increases were offset by approximately $7.8 million in debt repayments, approximately $1.0 million in stock issuance costs and approximately $0.1 million in debt issuance costs.

For the year ended December 31, 2018, net cash provided by financing activities of approximately $20.6 million primarily consisted of (i) $18.1 million received from the sale of our common stock and warrants in the Equity Issuance; (ii) $3.0 million from the issuance of a note payable; (iii) $0.9 million from the exercise of warrants and (iv) $0.2 million in proceeds from the exercise of stock options. These increases were offset by approximately $1.5 million in stock issuance costs and $0.2 million in payment of deferred offering costs.

Capital Requirements

We have not generated any revenue from product sales or any other activities. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize, or out-license, one or more of our product candidates and do not know when, or if, these will occur. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations, including increased costs associated with being a public company and integrating the operations of RDD if the RDD Merger is successful.

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

Contractual Obligations and Commitments

In October 2017, we entered into a three-year lease agreement for office space that expires on September 30, 2020 and includes a two-year renewal option. Base annual rent is $60,000. Monthly rent payments of $5,000 are due in advance of the first day of each month for the 24-month term. A security deposit of approximately $5,000 was paid in October 2017 and is included in other assets on the accompanying balance sheets included in the financial statements to this Annual Report on Form 10-K.

Effective January 1, 2019, we adopted ASC 842 using the modified retrospective approach. On the adoption date, we estimated the present value of the lease payments over the remaining term of the lease using a discount rate of 12%, which represented our estimated incremental borrowing rate. The two-year renewal option was excluded from the lease payments as we concluded the exercise of this option was not considered reasonably certain. See “Note 11—Commitments and Contingencies” to the accompanying financial statements included in this Annual Report on Form 10-K for further details regarding the impact of adopting ASC 842.

In November 2018 and February 2019, we entered into separation and general release agreements with two former executives that included separation benefits consistent with each former executive’s employment agreement. We recognized severance expense totaling $0.3 million during the year ended December 31, 2019, that is being paid in equal installments over 12 months beginning February 2019. In addition, we recognized severance expense totaling $0.3 million during the year ended December 31, 2018, that is being paid in equal installments over 12 months beginning November 2018. The remaining accrued severance obligation in respect of the two former executives is $41,000 as of December 31, 2019, which is included in accrued expenses on the accompanying balance sheet.

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

For further details, see “Note 11—Commitments and Contingencies” to the accompanying financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Critical Accounting Policies and Use of Estimates

Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Areas of our financial statements where estimates may have the most significant effect include fair value measurements, accrued expenses, share-based compensation, income taxes and management’s assessment of our ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

Fair Value Measurements

We account for derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Our derivative financial instruments consist of embedded options in our convertible debt. The embedded derivatives include provisions that provide the noteholder with certain conversion and put rights at various conversion or redemption values as well as certain call options for us.

The fair value of the embedded derivatives issued in connection with the convertible debt financings was determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivative associated with each note. As part of the MCS valuation a discounted cash flow (“DCF”) model is used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity of the convertible debt and calculated discount rate, which includes an estimate of our specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate and (vi) the number of paths. We recognized a gain of approximately $0.9 million for the change in fair value of derivative liability during the year ended December 31, 2019 and a gain of approximately $0.4 million for the extinguishment of derivative liability.

The Short-Term Warrants, March Long-Term Warrants, New Warrants, April Warrants and Placement Agent Warrants that we issued during the year ended December 31, 2019 are freestanding financial instruments that contain net settlement options and may require us to settle these warrants in cash under certain circumstances. The March Long-Term Warrants and New Warrants are collectively referred to as the Long-Term Warrants. The April Warrants and Placement Agent Warrants are collectively referred to as the Exchange Warrants. We have classified these warrants as liabilities on the accompanying balance sheet. The warrant liabilities are initially recorded at fair value on the date of grant and will be subsequently re-measured to fair value at each balance sheet date until the warrant liabilities are settled. Changes in the fair value of the warrants are recognized as a non-cash component of other income and expense in the accompanying statements of operations and comprehensive loss.

Upon a fundamental transaction (as defined in the applicable warrant agreement), each holder of Short-Term Warrants, Long-Term Warrants and Exchange Warrants can elect to require us or a successor entity to purchase such holder’s outstanding, unexercised warrants for a cash payment (or under certain circumstances other consideration) equal to the Black-Scholes value of the warrants on the date of consummation of the fundamental transaction, calculated in accordance with the terms and using the assumptions specified in the applicable warrant agreement. Due to the proposed RDD Merger, described further in “Note 1—Summary of Significant Accounting Policies,” management has assumed that warrant holders would elect to receive cash payments under the applicable warrant agreements following the completion of the transaction. As such, the fair value of the warrants as of December 31, 2019, was determined, for financial reporting purposes, through the use of the Black-Scholes model, which resulted in a significant change in the fair value estimate compared to prior periods. The estimates underlying the assumptions used in both the MCS model and Black-Scholes model are subject to risks and uncertainties and may change over time, and the assumptions used in both the MCS model and the Black-Scholes model for financial reporting purposes generally differ from the assumptions that would be applied in determining a payout under the applicable warrant agreements. In addition, in accordance with the terms of the RDD Merger Agreement, we entered into Exchange Agreements and issued an aggregate of 5,441,023 shares of common stock at a ratio of 1.2 exchange shares in exchange for the cancellation and termination of the Exchange Warrants. The warrants exchanged prior to December 31, 2019, are not included in the valuation of warrant liabilities as of December 31, 2019.

The valuation technique utilized for our derivative liability and warrant liabilities involves management’s estimates and judgment based on unobservable inputs and is classified in Level 3. Changes to estimates and assumptions used in estimating the fair value of an instrument may produce materially different values and could have a material impact to our reported net losses in future periods. See “Note 1—Summary of Significant Accounting Policies” and “Note 6—Debt” to the accompanying financial statements included in this Annual Report on Form 10-K for additional details regarding the accounting policy and fair value assumptions used in accounting for our fair value instruments.

Accrued Expenses

We incur periodic expenses such as cost associated with clinical trials and non-clinical activities, manufacturing of pharmaceutical active ingredients and drug products, regulatory fees and activities, fees paid to external service providers and consultants, salaries and related employee benefits and professional fees. We are required to estimate our accrued expenses, which involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice monthly in arrears for services performed or when contractual milestones are met. We estimate accrued expenses as of each balance sheet date based on facts and circumstances known at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

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

Income Taxes

No provision for federal and state income tax expense has been recorded for the years ended December 31, 2019 and 2018 due to the valuation allowance recorded against the net deferred tax asset and recurring losses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2019, we have net operating loss carryforwards for federal and state income tax purposes of approximately $42,944,800 and $42,349,200, respectively. Federal loss carryforwards of $3,551,900 begin to expire in 2034 and $39,392,900 of the federal losses carryforward indefinitely. The state loss carryforwards begin to expire in 2029. As of December 31, 2019, we have contribution carryforwards of approximately $10,300, which begin to expire in 2021. In addition, we have federal research and development credits of $723,800, which begin to expire in 2038.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Management identified a material weakness in internal control over financial reporting in connection with our audited financial statements for the year ended December 31, 2018, due to our inability to adequately segregate duties as a result of our limited number of accounting personnel. In an effort to remediate this material weakness during the year ended December 31, 2019, we added two full-time finance positions, a Chief Financial Officer who is serving as Principal Financial Officer and Principal Accounting Officer and a Controller. During the year ended December 31, 2019, we also enhanced our system of internal controls, including improving our segregation of duties. However, management determined that as of December 31, 2019, this material weakness still remains.

Although we are committed to continuing to improve our internal control processes and intend to implement a plan to remediate our material weakness after completion of the RDD Merger, we cannot be certain of the effectiveness of such plan or that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements and prevent improper use of our assets. In addition, if we are unable to successfully remediate the material weakness in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company.”

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2019, there were no material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors
The Board is divided into three classes for future elections. Each class consists, as nearly as possible, of one-third of the total number of directors, and except for a transition period, each class has a three-year term. For a transition period necessary to fully implement the staggered three-year terms, the initial term for our Class II directors will expire at our annual meeting of stockholders in 2020 and the initial term for our Class III directors will expire at our annual meeting of stockholders in 2021. After such transition period, each class will be elected for a three-year term. The three-year term for our Class I directors will expire at our annual meeting of stockholders in 2022.
Certain information about our directors, including their ages as of March 17, 2020, and the expiration dates of their current terms of board service are provided in the table below. Additional biographical descriptions are set forth in the text below the tables and include the primary individual experience, qualifications, attributes and skills of each director that led to the conclusion that such director should serve as a member of the Board at this time.

Director	Age	Class	Current Term Expiration
Lorin K. Johnson, Ph.D.	67	Class I	2022 Annual Meeting of Stockholders
Roy Proujansky, M.D.	63	Class I	2022 Annual Meeting of Stockholders
Anthony E. Maida III, Ph.D., M.A., M.B.A.	68	Class II	2020 Annual Meeting of Stockholders
Saira Ramasastry, M.S., M. Phil.	44	Class II	2020 Annual Meeting of Stockholders
Jay Madan, M.S.	54	Class III	2021 Annual Meeting of Stockholders
Sandeep Laumas, M.D.	51	Class III	2021 Annual Meeting of Stockholders
Lorin K. Johnson, Ph.D.  Dr. Johnson joined the Board in January 2018. He is the founder and Chief Scientist of Glycyx PharmaVentures Ltd., a biopharma investment and development company. In 1989, he co-founded Salix Pharmaceuticals, Inc., a Nasdaq-listed specialty pharmaceutical company, and held senior leadership positions there prior to its $15.8 billion acquisition by Valeant Pharmaceuticals International, Inc. in April 2015. Prior to Salix, Dr. Johnson served as Director of Scientific Operations and Chief Scientist at Scios, Inc. (formerly California Biotechnology, Inc). He is a board member of Glycyx MOR, LTD and Kinisi Therapeutics, Ltd., both GI specialty pharma companies based on the Isle of Man, Intact Inc., a GI specialty drug delivery company based in Belmont, CA and Tumour Trace Ltd, a cancer diagnostic company based in Nottingham, UK. In addition to his career in industry, Dr. Johnson has served as an Assistant Professor of Pathology at Stanford University Medical Center and held academic positions at Stanford University School of Medicine and the University of California, San Francisco. He is the co-author of 75 journal articles and book chapters and is the co-inventor on 22 issued patents. Dr. Johnson holds a Ph.D. from the University of Southern California and was a Postdoctoral Fellow at the University of California, San Francisco.
We believe that Dr. Johnson’s extensive experience in the pharmaceutical and life science industries, both as an executive and investor, qualifies him to serve on the Board.
Roy Proujansky, M.D. Dr. Proujansky joined the Board in January 2018. He is a pediatric gastroenterologist who served as the Executive Vice President and Chief Executive of Delaware Valley Operations (DuPont Hospital for Children) for the Nemours Children’s Health System, a non-profit children’s health organization from July 2013 until his retirement in August 2019. Before serving in this role, Dr. Proujansky served as Executive Vice President for Patient Operations and Chief Operating Officer of Nemours from 2006 to July 2013. From 2000 to 2006, Dr. Proujansky was the Robert L. Brent Professor and Chairman of Pediatrics and Associate Dean for Jefferson Medical College at Thomas Jefferson University. Additionally, from 1998 to 2015, Dr. Proujansky was the co-director or direct supervisor of Nemours Research Programs and has authored 47 original publications and book chapters in the field of pediatric gastroenterology. Dr. Proujansky received an M.D. from Northwestern University, an M.B.A. from the University of Massachusetts at Amherst and a B.S. in Medical Science from Northwestern University.
We believe Dr. Proujansky’s extensive knowledge and experience in the field of pediatric gastroenterology qualifies him to serve on the Board.
Anthony E. Maida III, Ph.D., M.A., M.B.A.  Dr. Maida joined the Board in January 2018 and serves as the chair of the audit committee and is a member of the compensation committee and the nominating and corporate governance committee. He has wide experience in the biotechnology industry for more than two decades serving as a CEO, member of the board of directors and working with biotechnology investors. From 1992 to September of 1999, Dr. Maida was President and Chief Executive Officer of Jenner Biotherapies, Inc., an immunotherapy company. From 1997 through 2010, Dr. Maida served as Chairman, Founder and Director of BioConsul Drug Development Corporation and Principal of Anthony Maida Consulting International, advising pharmaceutical and investment firms, in the clinical development of therapeutic products and product/company acquisitions. From June 2009 through June 2010, Dr. Maida served as Vice President of Clinical Research and General Manager, Oncology, Worldwide for PharmaNet, Inc., a clinical research organization. Since June 2010, Dr. Maida has served as Senior Vice President, Clinical Research for Northwest Biotherapeutics, Inc., a cancer vaccine company focused on therapy for patients with glioblastoma multiforme and prostate cancer. Dr. Maida has served in a number of executive roles, including President and CEO of Replicon NeuroTherapeutics, Inc. Dr. Maida is currently a member of the board of directors and audit chair of Vitality Biopharma, Inc. (OTCQB: VBIO) and was formerly a member of the board of directors and audit chair of OncoSec Medical Inc. (OTCQB: ONCS) and Spectrum Pharmaceuticals, Inc. (Nasdaq GS: SPPI). Dr. Maida holds a B.A. in Biology and History, an M.B.A., an M.A. in Toxicology and a Ph.D. in Immunology. He is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology, the International Society for Biological Therapy of Cancer and the American Chemical Society.
We believe that Dr. Maida’s extensive experience as an executive at various biotechnology and biopharmaceutical companies as well as his service on private and public company boards qualifies him to serve on the Board.
Saira Ramasastry, M.S., M. Phil. Ms. Ramasastry has served as a member of the Board since June 2018 and serves as the chair of the compensation committee and is a member of the audit committee and the nominating and corporate governance committee. Since April 2009, she has served as Managing Partner of Life Sciences Advisory, LLC, a company that she founded to provide strategic advice, business development solutions and innovative financing strategies for the life science industry. From August 1999 to March 2009, Ms. Ramasastry was an investment banker with Merrill Lynch & Co., Inc. where she helped establish the biotechnology practice and was responsible for origination of mergers and acquisitions, strategic and capital markets transactions. Prior to joining Merrill Lynch she served as a financial analyst in the mergers and acquisitions group at Wasserstein Perella & Co., an investment banking firm, from July 1997 to September 1998. Ms. Ramasastry currently serves on the board of directors of Sangamo Therapeutics Inc. (Nasdaq: SGMO), Cassava Sciences, Inc. (Nasdaq: SAVA), and Glenmark Pharmaceuticals, Ltd., biotechnology companies, on the Industry Advisory Board of the Michael J. Fox Foundation for Parkinson’s Research, and as business and sustainability lead for the European Prevention of Alzheimer’s Dementia consortium. Ms. Ramasastry received her B.A. in economics with honors and distinction and an M.S. in management science and engineering from Stanford University, as well as an M. Phil. in management studies from the University of Cambridge where she is a guest lecturer for the Bioscience Enterprise Programme and serves on the Cambridge Judge Business School Advisory Council. Ms. Ramasastry is also a Health Innovator Fellow of the Aspen Institute and a member of the Aspen Global Leadership Network.
We believe that Ms. Ramasastry’s experience in the life science industry as well as her experience on public company boards qualifies her to serve on the Board.
Sandeep Laumas, M.D.  Dr. Laumas was appointed our Chief Executive Officer in February 2019 and has also served as our executive chairman since joining Private Innovate in 2014. Dr. Laumas began his career at Goldman Sachs & Co. in 1996 as an equity analyst in the healthcare investment banking division working on mergers, acquisitions and corporate finance transactions before transitioning to the healthcare equity research division. After leaving Goldman Sachs in 2000, Dr. Laumas moved to the buy side as an analyst at Balyasny Asset Management from 2001 to 2003. Dr. Laumas was a Managing Director of North Sound Capital from 2003 to 2007, where he was responsible for the global healthcare investment portfolio. In August 2007, Dr. Laumas founded Bearing Circle Capital, an investment vehicle, and has served as its Managing Director since such time. From February 2011 to 2012 he was a member of the board of directors of Super Religare Laboratories Limited, Southeast Asia’s largest clinical laboratory service company. Dr. Laumas serves as an independent director on the board of directors of Bioxcel Therapeutics, Inc. (Nasdaq: BTAI) and also served as a Director of Parkway Holdings Ltd. (acquired by IHH Healthcare for $3 Billion: Singapore: IHH) from May through August 2010. Dr. Laumas received his A.B. in Chemistry from Cornell University in 1990, M.D. from Albany Medical College in 1995 with a research gap year at the Dana-Farber Cancer Institute and completed his medical internship in 1996 from the Yale University School of Medicine.
We believe that Dr. Laumas’s prior board service and years of experience investing in the healthcare industry qualifies Dr. Laumas to serve on the Board.
Jay P. Madan, M.S.  Mr. Madan founded Private Innovate in 2012 and began serving as its president and as a member of its board of directors at such time. Upon completion of the Merger, he became president and a member of the board of directors of Innovate Biopharmaceuticals, Inc. In March 2018, Mr. Madan was appointed as our chief business officer and serves as our Interim Principal Financial Officer and Interim Principal Accounting Officer. Prior to founding Private Innovate, Mr. Madan was an independent contractor advising multiple life sciences companies, including Reliance Life Sciences, Millipore, Baxter, Dade Behring and Goodwin. This experience in working across multiple teams led him to develop a global network of healthcare professionals. From July 2007 to November 2008, Mr. Madan served as the VP of Business Development at Reliance Biopharmaceuticals Pvt. Ltd., a part of Reliance Industries Ltd., India’s largest conglomerate. While at Reliance and Goodwin, Mr. Madan was focused on the development of their contract manufacturing businesses. Mr. Madan holds a Bachelor of Science degree in Chemical Engineering from University of Mumbai and an M.S. in Chemical Engineering from Washington State University.

We believe that Mr. Madan’s role as a co-founder of Innovate and extensive experience in the life sciences and biotech industries qualifies him to serve on the Board.

Executive Officers

For information regarding Dr. Laumas and Mr. Madan, please see above under “Directors.”

Patrick Griffin, M.D., F.A.C.P. Dr. Griffin became our Chief Medical Officer in February 2019. Previously Dr. Griffin served as Executive Vice President and Chief Medical Officer of Synergy Pharmaceuticals from January 2015 through November 2018, and Senior Vice President and Chief Medical Officer from May 2013 through January 2015. From March 2012 to April 2013, Dr. Griffin served as Chief Medical Officer and Senior Vice President of Development at ImmusanT, Inc. From March 2009 until January 2012, Dr. Griffin served as Associate Vice President, Clinical Development and Head of External Innovation at Sanofi-Aventis (now Sanofi). He is a board-certified physician in both internal medicine and gastroenterology, and is a Fellow of the American College of Physicians. He received his medical degree from Columbia University, completing a residency in internal medicine at Presbyterian Hospital in New York, and a fellowship in gastroenterology at Brigham and Women's Hospital in Boston. Following his residency and fellowship, Dr. Griffin joined the medical faculty of Columbia College of Physicians and Surgeons, where he held a number of academic, clinical research, teaching and management positions, and maintained a private practice in New York.

Edward J. Sitar. Mr. Sitar became our Chief Financial Officer in July 2019. Most recently he served as the Chief Financial Officer of Ammon Analytical Laboratory, a company focused on specialty testing for the drug treatment community, from April 2017 to November 2018. Previously, he served as the Chief Financial Officer of Cancer Genetics, Inc. (CGIX), a company focused on precision medicine for oncology, from March 2014 until February 2017. Prior to his service at Cancer Genetics, he served from January 2013 to December 2013 as the Chief Financial Officer-New Business of Healthagen, an Aetna company offering health products and services, and served as Chief Financial Officer of ActiveHealth Management from August 2010 to December 2012. From April 2001 to May 2010, he served as Executive Vice President and Chief Financial Officer of Cadent Holdings, Inc., a privately-held company that provided three-dimensional digital scanning services for dentists and orthodontists. From August 1998 to April 2001, Mr. Sitar served as Chief Financial Officer and Treasurer of MIM Corporation, now BioScrip, Inc., a publicly traded specialty pharmaceutical and pharmacy benefit management service provider. From May 1996 to August 1998, Mr. Sitar was the Vice President of Finance for Vital Signs, Inc., a publicly traded manufacturer and distributor of single use medical products. From June 1993 to April 1996, Mr. Sitar was the Controller of Zenith. From 1982 through July 1993, he was with Coopers & Lybrand, a public accounting firm. He holds a B.S. in accounting from the University of Scranton and is licensed as a Certified Public Accountant in New Jersey.

Audit Committee

We have a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Our audit committee consists of Anthony E. Maida, III, Ph.D., M.A., M.B.A., Lorin K. Johnson, Ph.D., and Saira Ramasastry, M.A., M. Phil. The chair of our audit committee is Dr. Maida. The Board has determined that Dr. Maida is an “audit committee financial expert,” as that term is defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act, and possesses financial sophistication, as defined under applicable Nasdaq rules. The Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable SEC and Nasdaq rules. To arrive at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of his or her experience in the corporate finance sector.
Code of Ethics and Business Conduct
We have adopted a Code of Ethics and Business Conduct that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and other employees. Our Code of Ethics and Business Conduct is available on the “Corporate Governance” page of the “Investors” section of our website, which may be accessed by navigating to http://ir.innovatebiopharma.com/corporate-governance/highlights. We intend to post on our website and (if required) file on Form 8-K all disclosures that are required by applicable law, the rules of the SEC or the Nasdaq listing standard, concerning any amendment to, or waiver from, our Code of Ethics and Business Conduct. However, the reference to our website does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider it to be a part of this proxy statement.

Item 11. Executive Compensation.

The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2019 and 2018.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards (3) ($)	Non-equity Incentive Plan Compensation (4) ($)	All Other Compensation ($)	Total ($)
Sandeep Laumas, M.D.	2019	$275,000	$—	$—	$200,152	$—	$—	$475,152
Chief Executive Officer and Executive Chairman(5)	2018	$256,250	$96,250	$—	$—	$335,000	$—	$687,500

Christopher Prior, Ph.D.	2019	$49,617	$—	$—	$—	$—	$259,039	$308,656
Chief Executive Officer(6)	2018	$295,000	$—	$—	$—	$310,000	$—	$605,000

Jay P. Madan, M.S.	2019	$285,000	$—	$—	$100,076	$—	$—	$385,076
President and Chief Business Officer	2018	$273,333	$99,750	$—	$—	$315,000	$—	$688,083

Patrick Griffin, M.D., F.A.C.P.	2019	$388,125	$125,000	$183,375	$448,441	$—	$—	$1,144,941
Chief Medical Officer(7)	2018	$—	$—	$—	$—	$—	$—	$—

(1)
During March 2019, the compensation committee awarded cash bonuses to certain executives and senior employees for 2018 performance (the “2018 Bonus”). The 2018 Bonus was determined as a percentage of the executive’s annual base salary. The compensation committee has not awarded performance bonuses for 2019 to date. See section entitled “Employment Agreements with Our Named Executive Officers” below for further details of discretionary bonuses awarded.

(2)
The amount in the “Stock Awards” column reflects the grant date fair value of restricted stock units granted during the calendar year computed in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. The grant date fair value, which is based on the value of the underlying common stock on the date of grant, does not reflect the actual economic value that will be realized by Dr. Griffin upon the vesting of the restricted stock units or the sale of the common stock underlying the award.

(3)
The amounts in the “Option Awards” column reflect the aggregate Black-Scholes grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The assumptions that were used to calculate the value of these awards are discussed in Notes 1 and 9 to the accompanying financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.

(4)
As described below under the heading “Employment Agreements,” pursuant to the terms of each executive officer’s employment agreement with Private Innovate, further amended upon completion of the Monster Merger, bonus payments would be made if Private Innovate reached specific financial milestones prior to March 15, 2018. Amounts reflected for 2018 represent bonus payments awarded for achievement of milestones 2 and 3 related to 2018 performance. In addition, amounts reflected for 2018 include bonuses paid to Dr. Laumas, Dr. Prior and Mr. Madan of $50,000, $10,000 and $50,000, respectively, in connection with the completion of the Monster Merger.

(5)	Dr. Laumas was appointed as Chief Executive Officer effective February 19, 2019 and has served as our Executive Chairman since the closing of the Monster Merger.

(6)	Dr. Prior resigned as Chief Executive Officer effective February 19, 2019. Other compensation represents severance payments to Dr. Prior in accordance with his employment agreement.

(7)
Dr. Griffin was appointed as Chief Medical Officer effective February 16, 2019. Prior to his appointment as Chief Medical Officer, Dr. Griffin received $60,000 of consulting fees for his service as a consultant during January and February 2019 and these fees are included in salary. Dr. Griffin also received consulting fees of $31,000 for consulting services during 2018 that are not included in the table above. Dr. Griffin received a $50,000 bonus upon termination of his consulting agreement and a discretionary bonus of $75,000 upon dosing of the first patient in our Phase 3 clinical trial for celiac disease.

Narrative Disclosure to Summary Compensation Table
The primary elements of compensation for our named executive officers consisted of base salary, annual performance bonus, equity-based compensation awards and other compensation such as discretionary bonuses and milestone-based bonuses. Our named executive officers were also able to participate in employee benefit plans and programs that we offer to our other full-time employees on the same basis. Each of our named executive officers is (or was) compensated by us pursuant to an executive employment agreement, the terms of which are described below under “Employment Agreements with Our Named Executive Officers.”
Base Salary
The base salary payable to our named executive officers was intended to provide a fixed component of compensation that reflected the executive’s skill set, experience, role and responsibilities.
Bonus
Although we did not have a written bonus plan, the Board had the authority, in its discretion, to award bonuses to its executive officers on a case-by-case basis. The 2018 awards were granted as a percentage of the executive’s base salaries to reward the executive officers for company and individual success in 2018. The compensation committee has not awarded performance bonuses for 2019 to date.
Equity Awards
We currently have two equity incentive plans, the 2015 Stock Incentive Plan and the 2012 Omnibus Incentive Plan, as amended. In conjunction with the Monster Merger, we adopted the 2012 Omnibus Incentive Plan, as amended, and will no longer award options under the 2015 Stock Incentive Plan. For information about stock option awards granted to our named executive officers, see the “Outstanding Equity Awards at Year-end” table below. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention by incentivizing executives to continue employment during the vesting period.
Health, Welfare and Additional Benefits
Each of our named executive officers was eligible to participate in our employee benefit plans and programs, including medical, dental and vision benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.
2019 Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity awards held by our named executive officers as of December 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Sandeep Laumas, M.D.	86,679	(1)	26,380	$2.08	3/20/2027	—	$—
	80,450	(2)	19,419	$2.34	8/29/2027	—	$—
	162,500	(3)	237,500	$0.89	8/19/2029	—	$—

Christopher Prior, Ph.D.	1,356,717	(4)	—	$0.30	11/1/2025	—	$—
	578,358	(5)	—	$0.30	11/1/2025	—	$—
	86,679	(6)	26,380	$2.08	3/20/2027	—	$—
	60,717	(2)	14,656	$2.34	8/29/2027	—	$—

Jay P. Madan, M.S.	86,679	(6)	26,380	$2.08	3/20/2027	—	$—
	72,860	(2)	17,587	$2.34	8/29/2027	—	$—
	81,250	(3)	118,750	$0.89	8/19/2029	—	$—

Patrick Griffin, M.D., F.A.C.P.	203,125	(7)	296,875	$1.65	5/16/2029	12,500	$7,000
(1) This option was granted under the Private Innovate Plan and vests monthly over four years, with the first installment vesting on February 28, 2017.
(2) This option was granted under the Private Innovate Plan and vests monthly over three years, with the first installment vesting on July 1, 2017.
(3) This option was granted under the Omnibus Plan, and 25% of these options vested on February 19, 2019, with the remainder vesting monthly over the next 48 months.
(4) This option was granted under the Private Innovate Plan and vested immediately on the date of grant.
(5) This option was granted under the Private Innovate Plan, and 25% of these shares vested on November 2, 2015, with the remainder vesting monthly over the next 48 months.
(6) This option was granted under the Private Innovate Plan, and 20% of these shares vested on March 21, 2017, with the remainder vesting monthly over the next 48 months.
(7) This option was granted under the Omnibus Plan and 25% of the option shares vested on February 15, 2019, with the remainder vesting monthly over the next 48 months. These restricted stock units were granted under the Omnibus Plan, and 25% vested on February 15, 2019, with the remainder vesting monthly beginning February 15, 2019 over the next 12 months.
Employment Agreements with Our Named Executive Officers

Sandeep Laumas, M.D.

Private Innovate entered into an executive employment agreement with Dr. Laumas in October 2015, as amended, which included provisions with respect to, among other things, base salary and financial milestone events. Upon the occurrence of the Second and Third Financial Milestone Events under the agreement, Dr. Laumas’s annual base salary was increased to $160,000 and $175,000, respectively, and Dr. Laumas became entitled to receive one-time lump sum cash bonuses in the amount of $110,000 and $175,000, respectively. Effective with the consummation of the equity financing completed in January 2018 (the “Equity Issuance”), the Second and Third Financial Milestone Events were achieved, and the cash bonuses were paid to Dr. Laumas in 2018.

On March 11, 2018, we entered into an amended and restated executive employment agreement with Dr. Laumas. Under this amended and restated executive employment agreement, Dr. Laumas is entitled to receive an annual base salary of $275,000, subject to periodic increase as we may determine, and is generally eligible to participate in employee benefit and bonus programs established by us from time to time that may be applicable to our executives. If we terminate the executive employment agreement other than “for cause,” or if Dr. Laumas terminates the executive employment agreement for “Good Reason,” then Dr. Laumas is entitled to receive 12 months of his then-current base salary and up to 12 months of continuation of health insurance benefits, provided that he executes and does not revoke a release and settlement agreement in a form satisfactory to us.

On February 18, 2019, the Board appointed Dr. Laumas to the additional position of Chief Executive Officer, effective upon the resignation of Dr. Prior (as described below). Dr. Laumas is not entitled to any additional compensation as a result of his appointment as our Chief Executive Officer. In connection with this appointment, we entered into an amendment to Dr. Laumas’s amended and restated executive employment agreement that provides that any subsequent cessation of Dr. Laumas’s status as Chief Executive Officer will not constitute “Good Reason” under his executive employment agreement.

Christopher P. Prior, Ph.D.

Private Innovate entered into an executive employment agreement with Dr. Prior in November 2015, as amended, which included provisions with respect to, among other things base salary and financial milestone events. Upon the occurrence of the Second and Third Financial Milestone Events under the agreement, Dr. Prior’s annual base salary increased to $260,000 and $300,000, respectively, and Dr. Prior became entitled to one-time lump sum cash bonuses in the amount of $125,000 and $175,000, respectively. Effective with the consummation of the Equity Issuance, the Second and Third Financial Milestone Events were achieved, and the cash bonuses were paid to Dr. Prior in 2018.

On March 11, 2018, we entered into an amended and restated executive employment agreement with Dr. Prior. Under this amended and restated executive employment agreement, Dr. Prior became entitled to receive an annual base salary of $300,000, subject to periodic increase as determined by us, and became generally eligible to participate in employee benefit and bonus programs established by us from time to time that may be applicable to our executives.

On February 18, 2019, Dr. Prior resigned as our Chief Executive Officer and as a director, effective February 19, 2019. In connection with Dr. Prior’s resignation, we entered into a separation and release agreement with Dr. Prior pursuant to which Dr. Prior became entitled to the severance payments set forth in his amended and restated executive employment agreement, including an amount equal to 12 months of his current base salary and certain health care reimbursement benefits, and, additionally, continued vesting of his outstanding time-based equity awards for the 12-month period following the separation. On February 19, 2019, we also entered into a consulting agreement with Dr. Prior pursuant to which he was required to provide advisory services as requested by us for a 12-month term at a rate of $350 per hour. We did not make any payments to Dr. Prior under his consulting agreement.

Jay P. Madan, M.S.

Private Innovate entered into an executive employment agreement with Mr. Madan in October 2015, as amended, which included provisions with respect to, among other things, base salary and financial milestone events. Upon the occurrence of the Second and Third Financial Milestone Events under the agreement, Mr. Madan’s annual base salary increased to $210,000 and $250,000, respectively, and Mr. Madan became entitled to receive one-time lump sum cash bonuses in the amount of $115,000 and $150,000, respectively. Effective with the consummation of the Equity Issuance, the Second and Third Financial Milestone Events were achieved, and the cash bonuses were paid to Mr. Madan in 2018.

On March 11, 2018, we entered into amended and restated executive employment agreement with Mr. Madan. Under this amended and restated executive employment agreement, Mr. Madan is entitled to receive an annual base salary of $285,000, subject to periodic increase as we may determine, and is generally eligible to participate in employee benefit and bonus programs established by us from time to time that may be applicable to our executives. If we terminate the amended and restated executive employment agreement other than “for cause,” or if Mr. Madan terminates the agreement for “Good Reason,” then Mr. Madan is entitled to receive 12 months of his then-current base salary and up to 12 months of continuation of health insurance benefits, provided that he executes and does not revoke a release and settlement agreement in a form satisfactory to us.

Patrick Griffin, M.D., F.A.C.P.

Dr. Griffin was appointed as Chief Medical Officer effective February 15, 2019, and provided consulting services as head of clinical development from November 2018 until February 2019. The Company entered into an executive employment agreement with Dr. Griffin in February 2019.

Pursuant to the executive employment agreement with Dr. Griffin, Dr. Griffin receives an annual base salary of $375,000 and received a performance bonus of $75,000 upon dosing the first patient in our Phase 3 clinical trial in celiac disease. Dr. Griffin is also generally eligible to participate in employee benefit and bonus programs established by us from time to time that may be applicable to our executives, with a target bonus opportunity of between 25% and 50% of his base salary.

Dr. Griffin received an initial grant of options to purchase 500,000 shares of our common stock, with 25% vesting on the date of grant and the remainder vesting over four years. In addition, Dr. Griffin received an initial grant of 100,000 restricted stock units, with 25% vesting immediately on the date of grant and the remainder vesting over one year.

If we terminate Dr. Griffin’s executive employment agreement for any reason other than “for cause,” or if Dr. Griffin terminates his executive employment agreement for “Good Reason,” then Dr. Griffin is entitled to receive 12 months of his then-current base salary and up to 12 months of continuation of health insurance benefits, provided that Dr. Griffin executes and does not revoke a release and settlement agreement in a form satisfactory to us. Dr. Griffin is also entitled to receive his annual bonus for the year of termination as determined by the Board, pro-rated based on the number of days Dr. Griffin was employed during the year of termination.
2019 Director Compensation
The following table provides compensation information regarding our non-employee directors for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash (1) ($)	Option Awards (2) ($)	Total ($)
Lorin K. Johnson, Ph.D.	70,000	18,913	88,913
Roy Proujansky, M.D.	40,000	18,913	58,913
Anthony E. Maida III, Ph.D., M.A., M.B.A.	80,000	18,913	98,913
Saira Ramasastry, M.S., M. Phil.	70,000	18,913	88,913

(1)	Fees earned or paid in cash reflect the non-employee director compensation earned or paid in cash during the year ended December 31, 2019.

(2)
The amounts in the “Option Awards” column reflect the aggregate Black-Scholes grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The assumptions that were used to calculate the value of these awards are discussed in Notes 1 and 9 to the accompanying financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the directors upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.

The table below shows the aggregate number of option awards held as of December 31, 2019 by each of our current non-employee directors who was serving as of that date.

Name	Options Outstanding as of December 31, 2019
Lorin K. Johnson, Ph.D.	351,492
Roy Proujansky, M.D.	100,000
Anthony E. Maida III, Ph.D., M.A., M.B.A.	163,059
Saira Ramasastry, M.S., M. Phil.	100,000

Non-Employee Director Compensation Policy

On September 21, 2018, we adopted a policy with respect to compensation of our non-employee directors, the Non-Employee Director Compensation Policy. Each non-employee director is eligible to receive annual cash and equity compensation for his or her service without further action by the Board, subject to continued service on the Board. Our non-employee directors receive the following annual retainers:

Position	Retainer
Board member	$40,000
Chairman of the Board	35,000
Audit Committee Chair	25,000
Audit Committee member	7,500
Compensation Committee Chair	15,000
Compensation Committee member	7,500
Nominating and Corporate Governance Chair	15,000
Nominating and Corporate Governance member	7,500

In addition, each non-employee director who serves on the Board as of the date of any annual meeting of our stockholders (the “Annual Meeting”) will automatically be granted on the date of such Annual Meeting, options to purchase 25,000 shares of our common stock. The annual equity awards will vest monthly over a period of three years, subject to continued service on the Board. Except as otherwise determined by the Board, each non-employee director who is initially elected or appointed to the Board on any date other than the date of the Annual Meeting will automatically be granted options to purchase 50,000 shares of our common stock. 10% of the underlying shares will vest immediately on the date of grant, with the remainder of shares vesting over 36 equal monthly installments.

Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our certificate of incorporation and by-laws.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management
The following table and the related notes present information on the beneficial ownership of shares of our common stock as of March 17, 2020, (except where otherwise indicated) by:
•each person, or group of affiliated persons, who are known by us to beneficially own more than 5% of the outstanding shares of our capital stock on an as converted basis;
•each of our directors;
•each of our named executive officers; and
•all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 17, 2020, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
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

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Outstanding(1)
Principal Stockholders:
Moonstar Family Group (2)	2,688,217	6.5%
The Sea Island Partnership (3)	2,892,298	7.0%
Directors and Named Executive Officers:
Christopher Prior, Ph.D. (4)	2,095,552	4.8%
Jay P. Madan, M.S. (5)	1,303,424	3.1%
Sandeep Laumas, M.D. (6)	1,139,410	2.7%
Patrick Griffin, M.D., F.A.C.P. (7)	342,188	*
Lorin K. Johnson, Ph.D. (8)	302,094	*
Anthony E. Maida III, Ph.D., M.A., M.B.A. (9)	113,661	*
Roy Proujansky, M.D. (10)	59,345	*
Saira Ramasastry, M.S., M. Phil. (11)	51,945	*
All directors and executive officers as a group (8 persons) (12)	3,338,317	7.8%

* Represents beneficial ownership of less than 1% of the shares of common stock outstanding

(1)	The percentage of beneficial ownership is based on 41,324,976 shares of common stock outstanding as of March 17, 2020.

(2)	Consists of 2,688,217 shares of common stock held by Moonstar Family Group. The managing member of Moonstar Family Group is Chris Durant.

(3)	Consists of 2,892,298 shares of common stock held by The Sea Island Partnership. The manager of The Sea Island Partnership is Michael Huter.

(4)	Consists of (i) 7,009 shares of common stock held by Dr. Prior and (ii) options to purchase 2,088,543 shares of common stock held by Dr. Prior that are exercisable within 60 days of March 17, 2020.

(5)
Consists of (i) 84,131 shares of common stock held by Mr. Madan, (ii) 129,593 shares of common stock held by Madan Global, Inc., (iii) 122,104 shares of common stock held by OM Healthcare Partners LLC, (iv) 122,104 shares of common stock held by OM Healthcare Partners II LLC, (v) 122,104 shares of common stock held by OM Healthcare Partners III LLC, (vi) 450,000 shares of common stock held by MGI Holdings II LLC and (vii) options to purchase 273,388 shares of common stock held by Mr. Madan that are exercisable within 60 days of March 17, 2020. Mr. Madan is affiliated with Madan Global, Inc., MGI Holdings II LLC and with each of the named OM Healthcare Partners companies, and has voting and investment power over these shares. Mr. Madan disclaims beneficial ownership of the shares of Madan Global, Inc., MGI Holdings II LLC and the OM Healthcare Partners companies except to the extent of his pecuniary interest therein.

(6)
Consists of (i) 14,000 shares of common stock held by Dr. Laumas, (ii) 758,373 shares held by Bearing Circle Capital LLC and (iii) options to purchase 367,037 shares of common stock held by Dr. Laumas that are exercisable within 60 days of March 17, 2020. Dr. Laumas is affiliated with Bearing Circle Capital and has voting and investment power over the shares held by Bearing Circle Capital. Dr. Laumas disclaims beneficial ownership of the shares held by Bearing Circle Capital LLC except to the extent of his pecuniary interest therein.

(7)	Consists of 100,000 shares of common stock held by Dr. Griffin and options to purchase 242,188 shares of common stock held by Dr. Griffin that are exercisable within 60 days of March 17, 2020.

(8)	Consists of options to purchase 302,094 shares of common stock held by Dr. Johnson that are exercisable within 60 days of March 17, 2020.

(9)	Consists of options to purchase 113,661 shares of common stock held by Dr. Maida that are exercisable within 60 days of March 17, 2020.

(10)
Consists of (i) 2,400 shares of common stock held by Dr. Proujansky and (ii) options to purchase 56,945 shares of common stock held by Dr. Proujansky that are exercisable within 60 days of March 17, 2020.

(11)	Consists of options to purchase 51,945 shares of common stock held by Ms. Ramasastry that are exercisable within 60 days of March 17, 2020.

(12)	Includes 3,338,317 shares owned or issuable upon the exercise of options held by the Company’s current directors and executive officers that are exercisable within 60 days of March 17, 2020.

Equity Compensation Plan Information

The following table provides aggregate information as of December 31, 2019, with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,781,615	$1.64	1,102,739
Equity compensation plans not approved by security holders	—	—	—
Total	8,781,615	$1.64	1,102,739

(1) Consists of (i) 6,063,745 shares of common stock issuable upon exercise of outstanding options under the Private Innovate Plan and (ii) 2,717,870 shares of common stock issuable upon exercise of outstanding options under the Omnibus Plan. Securities available for future issuances include 1,102,739 shares remaining for future issuance under the Omnibus Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transaction Policy and Procedures

The Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, in which the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. Notwithstanding anything therein to the contrary, the policy is to be interpreted only in such a manner as to comply with Item 404 of Regulation S-K.

Certain Related Person Transactions

Described below is each transaction occurring since January 1, 2018, and any currently proposed transaction to which we were or are to be a participant, respectively, and in which:

•The amounts involved exceeded or will exceed 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•Any person (i) who since January 1, 2018 served as a director or executive officer of the Company or any member of such person’s immediate family that had or will have a direct or indirect material interest, other than compensation, termination and change of control arrangements that are described under the section titled “Executive Compensation” or (ii) who, at the time when a transaction in which such person had a direct or indirect material interest occurred or existed, was a beneficial owner of more than 5% of our outstanding common stock or any member of such person’s immediate family.

Each of these transactions was approved pursuant to our related transaction policy.

Equity Financing:

Pursuant to a securities purchase agreement (the “Purchase Agreement”) with SDS Capital Partners II, LLC and certain other accredited investors, in March 2019, we issued an aggregate of 4,181,068 shares of common stock at a price of $2.33 per share. In a concurrent private placement, we issued warrants to purchase 6,689,702 shares of common stock, of which 4,181,068 are exercisable immediately.

Of the shares and warrants issued in March 2019, 50,000 shares of common stock and warrants to purchase 80,000 shares of common stock were issued to GSB Holdings, Inc., a family-owned company of David Clarke, who previously served as Chief Executive Officer and Chairman of the Board of the Company prior to the Monster Merger. The aggregate purchase price of the common stock shares issued to GSB Holdings, Inc. was $116,500. In addition, warrants to purchase 50,000 shares of common stock are exercisable immediately, have an expiration date of September 18, 2020 and have an exercise price of $4.00. Warrants to purchase 30,000 shares of common stock became exercisable on the six-month anniversary of March 18, 2019, have an expiration date of March 18, 2024, and have an exercise price of $2.56.

In April 2019, we entered into an amendment to the Purchase Agreement, between us and each purchaser, including GSB Holdings, Inc. (the “Amendment”). The Amendment gave each purchaser the right to purchase, for $0.125 per underlying share, an additional warrant to purchase shares of our common stock having an exercise price per share of $2.13 and otherwise having the terms of the long-term warrants issued in the March 2019 transaction (collectively, the “New Warrants”) pursuant to a securities purchase agreement (the “New Securities Purchase Agreement”) entered into among us and each purchaser on May 17, 2019.

We issued New Warrants exercisable for an aggregate of 3,897,010 shares of our common stock and the New Warrants are exercisable for five years beginning on the six-month anniversary of the date of issuance. The New Warrants have an initial exercise price equal to $2.13 per share, subject to certain adjustments. Pursuant to the New Securities Purchase Agreement, GSB Holdings, Inc. received New Warrants to purchase an additional 46,638 shares of our common stock.

Employment and Consulting Agreements with Our Named Executive Officers:

We have entered into employment agreements with each of our named executive officers. In addition, prior to his service as our Chief Medical Officer and at a time when he was not a related person of the Company, we entered into a consulting agreement with Dr. Griffin, and subsequent to his service as our Chief Executive Officer, we entered into a consulting agreement with Dr. Prior. These arrangements are described above under “Executive Compensation-Summary Compensation Table” and “Executive Compensation-Summary Compensation Table-Employment Agreements with Our Named Executive Officers” in Part III, Item 11 of this report.

Independence of Directors
Our common stock is listed on The Nasdaq Capital Market. Under Nasdaq rules, independent directors must comprise a majority of the Board, and each member of our audit committee, compensation committee and nominating and corporate governance committee must be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with such person’s exercise of independent judgment in carrying out the responsibilities of a director.
Audit committee members must also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of a company’s audit committee, the company’s board of directors or any other board committee, (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries.
The Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board has determined that each of Lorin K. Johnson, Ph.D., Anthony E. Maida, III, Ph.D., M.A., M.B.A., Roy Proujansky, M.D., and Saira Ramasastry, M.S., M. Phil., does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under applicable Nasdaq rules. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

The Board also determined that each of Anthony E. Maida, III, Ph.D., M.A., M.B.A., Lorin K. Johnson, Ph.D. and Saira Ramasastry, M.S., M. Phil., the three members of our audit committee, satisfies the independence standards for the audit committee established by applicable Nasdaq rules and SEC Rule 10A-3.
The Board has determined that each of Saira Ramasastry, M.S., M. Phil., Lorin K. Johnson, Ph.D. and Anthony E. Maida III, Ph.D., M.A., M.B.A., the three current members of each of our compensation committee and our nominating and corporate governance committee, is independent within the meaning of applicable Nasdaq rules.

Item 14. Principal Accountant Fees and Services.

Substantially all of Mayer Hoffman McCann P.C. (“MHM”) personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure. The following table represents aggregate fees billed to the Company, by MHM, the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018.

	Fiscal Year Ended
	2019	2018
	(in thousands)
Audit Fees (1)	$253	$347
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$253	$347

(1)Audit fees consist of fees billed for the professional services rendered to the Company for the audit of the Company’s annual financial statements for the years ended December 31, 2019 and 2018, reviews of the quarterly financial statements during the periods, the issuance of consent and comfort letters in connection with registration statement filings, and all other services that are normally provided by the accounting firm in connection with statutory and regulatory filings and engagements.

All fees described above were approved by our audit committee.

Pre-Approval Policies and Procedures
Our audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our audit committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of our audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.
Our audit committee has determined that the rendering of services other than audit services by MHM to date are compatible with maintaining the principal accountant’s independence.

PART IV

 Item 15. Exhibits and Financial Statement Schedules.

(a)(1)     Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(a)(2)    Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(a)(3)    Exhibits
EXHIBIT INDEX

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE

2.1	+	Agreement and Plan of Merger and Reorganization by and among Monster Digital, Inc., Merger Sub and Innovate Biopharmaceuticals Inc., dated July 3, 2017		8-K	2.1	July 6, 2017
2.2		Amendment, dated January 3, 2018, to Agreement and Plan of Merger and Reorganization by and among Monster Digital, Inc., Merger Sub and Innovate Biopharmaceuticals Inc., dated July 3, 2017		8-K	2.1	January 5, 2018
2.3	+	Agreement and Plan of Merger and Reorganization, dated October 6, 2019, by and among the Company, INNT Merger Sub 1 Ltd., RDD Pharma Ltd., and Orbimed Israel Partners, Limited Partnership		8-K	2.1	October 7, 2019
2.4	+	First Amendment to Agreement and Plan of Merger and Reorganization, dated December 17, 2019, by and among the Company, INNT Merger Sub 1 Ltd., RDD Pharma Ltd., and Orbimed Israel Partners, Limited Partnership		8-K	2.1	December 17, 2019
3.1		Amended and Restated Certificate of Incorporation of the Company		10-K	3.1	March 18, 2019
3.2		Amended and Restated Bylaws of the Company		8-K	3.1	December 10, 2018
4.1		Form of Share Certificate		10-K	4.1	March 14, 2018
4.2		Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
4.3		Form of Warrant		8-K	4.1	February 2, 2018
4.4		Subscription Agreement dated January 29, 2018		8-K	10.1	February 2, 2018

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
4.5		Form of Warrant Certificate		S-1/A	4.2	June 24, 2016
4.6		Form of Warrant Agreement by and between Monster Digital, Inc. and Corporate Stock Transfer, Inc.		S-1/A	4.3	June 24, 2016
4.7		Convertible Promissory Note, dated March 8, 2019, by and between the Company and Atlas Sciences, LLC		8-K	4.1	March 13, 2019
4.8		Form of Long-Term Warrant		8-K	4.1	March 18, 2019
4.9		Form of Short-Term Warrant		8-K	4.2	March 18, 2019
4.10		Form of Common Stock Purchase Warrant		8-K	4.1	May 1, 2019
4.11		Form of Placement Agent Warrant		8-K	4.2	May 1, 2019
4.12		Form of New Warrant (included in Exhibit 10.5)		8-K	4.1	May 17, 2019
10.1	†	Sublicense Agreement, dated February 19, 2016, between the Company and Alba Therapeutics Corporation		10-K/A	10.1	June 29, 2018
10.2	†	License Agreement, dated February 26, 2016, by and between the Company and Alba Therapeutics Corporation		10-K/A	10.2	June 29, 2018
10.3	†	Asset Purchase Agreement, dated December 23, 2014, by and between the Company and Repligen Corporation		10-K	10.3	March 14, 2018
10.4	†	Apaza License Agreement, dated April 19, 2013, by and between the Company and Seachaid Pharmaceuticals, Inc., as amended		10-K	10.4	March 14, 2018
10.5	†	Master Services Agreement dated August 20, 2018, by and between the Company and Amarex Clinical Research, LLC		10-Q	10.1	November 13, 2018
10.6	#	Form of Director Indemnification Agreement		8-K	10.3	February 2, 2018
10.7	#	2012 Innovate Omnibus Incentive Plan, as amended		8-K	10.1	December 10, 2018
10.8	#	Form of Option Agreement and Option Grant Notice under the 2012 Omnibus Incentive Plan		S-1	10.2	November 10, 2015
10.9	#	Form of Restricted Stock Award Agreement and Notice of Grant of Restricted Stock Award under the 2012 Omnibus Incentive Plan		S-1	10.3	November 10, 2015
10.10	#	Form of Restricted Stock Unit Award Agreement and Notice of Grant of Restricted Stock Unit Award under 2012 Omnibus Incentive Plan		S-1	10.4	November 10, 2015
10.11	#	Innovate Biopharmaceuticals Inc. 2015 Stock Incentive Plan, as amended		10-K	10.11	March 14, 2018
10.12	#	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan		10-K	10.12	March 14, 2018

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
10.13	#	Form of Nonstatutory Stock Option Agreement under the 2015 Stock Incentive Plan		10-K	10.13	March 14, 2018
10.14	#	Form of Restricted Stock Purchase Agreement under the 2015 Stock Incentive Plan		10-K	10.14	March 14, 2018
10.15	#	Non-Employee Director Compensation Policy dated September 21, 2018		10-Q	10.2	November 13, 2018
10.16	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Sandeep Laumas		10-K	10.25	March 14, 2018
10.17	#	First Amendment, dated February 19, 2019, to Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Sandeep Laumas		10-K	10.27	March 18, 2019
10.18	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Christopher Prior		10-K	10.26	March 14, 2018
10.19	#	Separation Agreement, dated February 19, 2019, by and between the Company and Christopher Prior		10-K	10.29	March 18, 2019
10.20	#	Consulting Agreement, dated February 19, 2019, by and between the Company and Christopher Prior		10-K	10.30	March 18, 2019
10.21	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Jay Madan		10-K	10.27	March 14, 2018
10.22	#	Executive Employment Agreement dated June 22, 2019, by and between the Company and Edward J. Sitar		8-K	10.1	June 27, 2019
10.23	#	Executive Employment Agreement dated February 15, 2019, by and between the Company and Patrick H. Griffin, M.D.	X
10.24		Common Stock Sales Agreement, dated October 26, 2018, by and among the Company and H.C. Wainwright & Co., LLC and Ladenburg Thalmann & Co. Inc.		8-K	10.1	October 29, 2018
10.25		Convertible Promissory Note, dated March 8, 2019, by and between the Company and Atlas Sciences, LLC		8-K	4.1	March 13, 2019
10.26		Securities Purchase Agreement, dated March 8, 2019, by and between the Company and Atlas Sciences, LLC		8-K	10.1	March 13, 2019
10.27		Securities Purchase Agreement, dated March 17, 2019, by and among the Company and the purchasers party thereto		8-K	10.1	March 18, 2019
10.28		Amendment to Securities Purchase Agreement, dated April 25, 2019, by and among the Company and the purchasers party thereto		8-K	10.1	April 26, 2019
10.29		Securities Purchase Agreement, dated April 29, 2019, by and among the Company and the purchasers party thereto		8-K	10.1	May 1, 2019

			INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
10.30	Engagement Letter, dated April 26, 2019, by and between the Company and H.C. Wainwright & Co., LLC		8-K	10.2	May 1, 2019
10.31	Securities Purchase Agreement, dated May 17, 2019, by and among the Company and the purchasers party thereto (included in Amendment, dated April 25, 2019, to Securities Purchase Agreement, dated March 17, 2019, among the Company and the purchasers party thereto, filed as Exhibit 10.1 to Form 8-K filed on April 26, 2019 and incorporated by reference herein)		8-K	10.1	April 26, 2019
10.32	Form of Stockholder Support Agreement by and among the Company, RDD Pharma Ltd., and certain stockholders of the Company		8-K	10.1	October 7, 2019
10.33	Form of Lock-Up Agreement		8-K	10.2	October 7, 2019
10.34	Form of Exchange Agreement		8-K	10.1	December 20, 2019
10.35	Option to Purchase Senior Convertible Note, dated January 7, 2019, by and between the Company and Gustavia Capital Partners LLC and/or its affiliates		8-K	10.1	January 11, 2019
23.1	Consent of Mayer Hoffman McCann P.C.	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Date:	March 20, 2020	Innovate Biopharmaceuticals, Inc.

		By:	/s/ Sandeep Laumas
Name: Sandeep Laumas, M.D.
Title: Chief Executive Officer

Signature	Title	Date

/s/ Sandeep Laumas	Executive Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2020
Sandeep Laumas, M.D.

/s/ Edward J. Sitar	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2020
Edward J. Sitar

/s/ Jay P. Madan	Director	March 20, 2020
Jay P. Madan, M.S.

/s/ Lorin K. Johnson	Director	March 20, 2020
Lorin K. Johnson, Ph.D.

/s/ Anthony E. Maida III	Director	March 20, 2020
Anthony E. Maida III, Ph.D., M.A., M.B.A.

/s/ Roy Proujansky	Director	March 20, 2020
Roy Proujansky, M.D.

/s/ Saira Ramasastry	Director	March 20, 2020
Saira Ramasastry, M.S., M.Phil.

INNOVATE BIOPHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Innovate Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovate Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2014.

Orange County, California
March 20, 2020

INNOVATE BIOPHARMACEUTICALS, INC.
BALANCE SHEETS

	December 31,
	2019	2018
Assets

Current assets:
Cash and cash equivalents	$4,592,932	$5,728,900
Restricted deposit	75,000	75,000
Prepaid expenses and other current assets	555,052	504,907
Deferred offering costs	—	104,706
Total current assets	5,222,984	6,413,513

Property and equipment, net	25,422	35,095
Right-of-use asset	42,830	—
Other assets	5,580	5,580
Total assets	$5,296,816	$6,454,188

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,890,094	$3,618,634
Accrued expenses	4,747,751	826,327
Convertible note payable, net	3,184,655	5,196,667
Derivative liability	408,000	370,000
Warrant liabilities	2,637,500	—
Accrued interest	—	101,624
Lease liability, current portion	42,830	—
Total current liabilities	14,910,830	10,113,252

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock $0.0001 par value as of December 31, 2019, 10,000,000 shares authorized as of December 31, 2019 and 2018; 0 shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock $0.0001 par value as of December 31, 2019 and 2018, 350,000,000 shares authorized as of December 31, 2019 and 2018, 39,477,667 and 26,088,820 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3,948	2,609
Additional paid-in capital	60,946,816	39,854,297
Accumulated deficit	(70,564,778)	(43,515,970)
Total stockholders’ deficit	(9,614,014)	(3,659,064)

Total liabilities and stockholders’ deficit	$5,296,816	$6,454,188

See accompanying notes to these financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$13,715,968	$7,559,077
General and administrative	10,566,813	10,664,991
Warrant inducement expense	1,265,780	—
Total operating expenses	25,548,561	18,224,068

Loss from operations	(25,548,561)	(18,224,068)

Other income (expense):
Interest income	185,267	163,832
Interest expense	(1,825,148)	(6,152,043)
Loss on extinguishment of convertible note payable	(1,049,166)	—
Change in fair value of derivative liability and extinguishment of derivative liability	1,243,000	50,000
Change in fair value of warrant liabilities	(54,200)	—
Total other income (expense), net	(1,500,247)	(5,938,211)

Loss before income taxes	(27,048,808)	(24,162,279)
Benefit from income taxes	—	—

Net loss	$(27,048,808)	$(24,162,279)

Net loss per common share, basic and diluted	$(0.81)	$(0.98)

Weighted-average common shares, basic and diluted	33,328,591	24,762,151

See accompanying notes to these financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2017	11,888,240	$11,888	$7,167,189	$(19,353,691)	$(12,174,614)

Change in par value from $0.001 to $0.0001	—	(10,699)	10,699	—	—
Issuance of shares as a result of reverse recapitalization	1,864,808	186	(978,860)	—	(978,674)
Issuance of common stock	7,129,207	713	16,181,289	—	16,182,002
Warrants issued with common stock	—	—	1,995,000	—	1,995,000
Warrants issued to placement agents	—	—	913,000	—	913,000
Stock issuance costs	—	—	(2,569,659)	—	(2,569,659)
Conversion of convertible debt and accrued interest	4,827,001	483	9,229,336	—	9,229,819
Beneficial conversion feature	—	—	3,077,887	—	3,077,887
Share-based compensation	—	—	3,805,000	—	3,805,000
Exercise of stock options	87,706	9	182,419	—	182,428
Exercise of warrants, net of issuance costs	291,858	29	840,997	—	841,026
Net loss	—	—	—	(24,162,279)	(24,162,279)
Balance as of December 31, 2018	26,088,820	$2,609	$39,854,297	$(43,515,970)	$(3,659,064)
Issuance of common stock	9,205,054	921	20,218,835	—	20,219,756
Allocation of warrants	—	—	(3,330,000)	—	(3,330,000)
Stock issuance costs	—	—	(709,442)	—	(709,442)
Share-based compensation	—	—	2,871,000	—	2,871,000
Exercise of stock options	100,079	10	30,054	—	30,064
Settlement of RSUs	490,000	49	(49)	—	—
Warrant exchange	3,593,714	359	2,012,121	—	2,012,480
Net loss	—	—	—	(27,048,808)	(27,048,808)
Balance as of December 31, 2019	39,477,667	$3,948	$60,946,816	$(70,564,778)	$(9,614,014)

See accompanying notes to these financial statements.

INNOVATE BIOPHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(27,048,808)	$(24,162,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,871,000	3,805,000
Write-off of deferred offering costs	100,056	—
Accrued interest on convertible notes	—	280,394
Amortization of debt discount	1,067,379	2,513,475
Depreciation	21,607	19,555
Beneficial conversion feature	—	3,077,887
Change in fair value of derivative liability	(873,000)	(50,000)
Change in fair value of warrant liabilities	54,200	—
Extinguishment of derivative liability	(370,000)	—
Warrant inducement expense	1,265,780	—
Loss on extinguishment of debt	1,049,166	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(50,145)	(298,724)
Accounts payable	124,973	86,412
Accrued expenses	3,921,424	(441,050)
Accrued interest	(101,624)	—
Net cash used in operating activities	(17,967,992)	(15,169,330)

Cash flows from investing activities
Purchase of property and equipment	(11,934)	(13,943)
Purchase of restricted deposit	—	(75,000)
Loan payments from related party	—	75,000
Net cash used in investing activities	(11,934)	(13,943)

Cash flows from financing activities
Borrowings from convertible notes	5,000,000	3,345,000
Payments of debt issuance costs	(57,000)	(50,000)
Payments of convertible notes	(7,790,557)	(275,000)
Proceeds from issuance of common stock and warrants	20,706,919	18,132,661
Proceeds from exercise of stock options	30,064	182,428
Proceeds from exercise of warrants	—	928,178
Payment of deferred offering costs	(1,045,468)	(1,706,657)
Net cash provided by financing activities	16,843,958	20,556,610
Net (decrease) increase in cash and cash equivalents	(1,135,968)	5,373,337
Cash and cash equivalents as of beginning of year	5,728,900	355,563
Cash and cash equivalents as of end of year	$4,592,932	$5,728,900

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$874,203	$280,287

Supplemental disclosure of non-cash financing activities
Conversion of convertible notes and accrued interest to common stock	$—	$9,229,819
Assumption of liabilities from reverse recapitalization transaction	$—	$978,674
Warrants issued to placement agents	$—	$913,000
Commissions payable in connection with exercise of warrants	$—	$87,152
Accrued interest converted to convertible note payable	$—	$156,667
Non-cash addition of derivative liability	$1,281,000	$420,000
Non-cash addition of deferred offering costs	$151,137	$54,706
Deferred offering costs reclassified to additional paid-in capital	$—	$159,795
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

On January 29, 2018, Monster Digital, Inc. (“Monster”) and privately held Innovate Biopharmaceuticals Inc. (“Private Innovate”) completed a reverse recapitalization in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated July 3, 2017, as amended (the “Monster Merger Agreement”), by and among Monster, Monster Merger Sub, Inc. (“Monster Merger Sub”) and Private Innovate. In connection with the transaction, Private Innovate changed its name to IB Pharmaceuticals Inc. (“IB Pharmaceuticals”). Pursuant to the Monster Merger Agreement, Monster Merger Sub merged with and into IB Pharmaceuticals with IB Pharmaceuticals surviving as the wholly owned subsidiary of Monster (the “Monster Merger”). Immediately following the Monster Merger, Monster changed its name to Innovate Biopharmaceuticals, Inc. (“Innovate”). On March 29, 2018, IB Pharmaceuticals was merged into Innovate and ceased to exist.

Monster, a Delaware corporation (formed in November 2010), and its subsidiary SDJ Technologies, Inc. (“SDJ”), was an importer of high-end memory storage products, flash memory and action sports cameras marketed and sold under the Monster Digital brand name acquired under a long-term licensing agreement with Monster, Inc. In September 2017, Monster incorporated MD Holding Co, Inc. (“MDH”), a Delaware corporation, and transferred all of the businesses and assets of Monster, including all shares of SDJ and those liabilities of Monster not assumed by Innovate pursuant to the Monster Merger to MDH. In January 2018, the name of MDH was changed to NLM Holding Co., Inc.

On January 29, 2018, prior to the Monster Merger, Private Innovate completed an equity financing (the “Equity Issuance”). See Note 3—Monster Merger and Financing.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

Upon the closing of the Monster Merger, the outstanding shares of Private Innovate were exchanged for shares of common stock of Monster at an exchange ratio of one share of Private Innovate common stock to 0.37686604 shares of Monster common stock (the “Exchange Ratio”). All common share amounts and per share amounts have been adjusted to reflect this Exchange Ratio, which was effected upon the Monster Merger.

The Monster Merger has been accounted for as a reverse recapitalization. Prior to the Monster Merger, Monster spun-out all of its pre-merger business assets and liabilities before it acquired Private Innovate. The owners and management of Private Innovate have actual or effective voting and operating control of the combined company. In the Monster Merger transaction, Monster is the accounting acquiree and Private Innovate is the accounting acquirer. A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the accounting acquiree accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or intangible assets are recorded.

Immediately prior to the effective time of the Monster Merger, Monster effected a reverse stock split at a ratio of one new share for every ten shares of its common stock outstanding. In connection with the Monster Merger, 1,864,808 shares of the Company’s common stock were transferred to the existing Monster stockholders and the Company assumed approximately $1.0 million in liabilities from Monster for certain transaction costs and tail insurance coverage for its directors and officers, which were recorded as a reduction of additional paid-in capital. In addition, warrants to purchase up to 154,403 shares of the Company’s common stock remained outstanding after completion of the Monster Merger. These warrants have a weighted-average exercise price of $55.31 per share and expire in 2021 and 2022.

The accompanying financial statements and related notes reflect the historical results of Private Innovate prior to the Monster Merger and of the combined company following the Monster Merger, and do not include the historical results of Monster prior to the completion of the Monster Merger. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

Shelf Registration Filing

On March 15, 2018, the Company filed a shelf registration statement that was declared effective on July 13, 2018. Under the shelf registration statement, the Company may, from time to time, sell its common stock in one or more offerings up to an aggregate dollar amount of $175 million (of which up to an aggregate of $40 million may be sold in an “at-the-market” offering as defined in Rule 415 of the Securities Act; the use of this facility was voluntarily suspended on June 24, 2019 and subsequently terminated effective March 19, 2020). In addition, the selling stockholders included in the shelf registration statement may from time to time sell up to an aggregate amount of 13,990,403 shares of the Company’s common stock (including up to 2,051,771 shares issuable upon exercise of warrants) in one or more offerings.

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

The March Long-Term Warrants issued will be exercisable for 5 years commencing on the six-month anniversary of March 18, 2019, have an initial exercise price of $2.56 per share, subject to certain adjustments, and have an expiration date of March 18, 2024. Any March Long-Term Warrant that has not been exercised by the expiration date shall be automatically exercised via cashless exercise. The Short-Term Warrants were originally exercisable for a period of one year from March 18, 2019, had an expiration date of March 18, 2020 and had an initial exercise price of $4.00 per share, subject to certain adjustments. If at any time after March 18, 2019, the weighted-average price of the Company’s common stock exceeds $5.25 for ten consecutive trading days, the Company may call the outstanding Short-Term Warrants and require that they be exercised in cash, except to the extent that such exercise would surpass the beneficial ownership limitations, as specified in the Purchase Agreement. If not previously exercised in full, at the expiration of their applicable terms, the warrants shall be automatically exercised via cashless exercise. The Short-Term Warrants and March Long-Term Warrants are classified as warrant liabilities on the accompanying balance sheet. See Note 12—Subsequent Events for details regarding an extension to the exercise period of the Short-Term Warrants and the tender offer to induce holders of the Short-Term Warrants and March Long-Term Warrants to exercise at a significantly reduced exercise price per share.

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

The New Warrants are exercisable for five years beginning on the six-month anniversary of the date of issuance until the five-year anniversary of their date of issuance. The New Warrants have an initial exercise price equal to $2.13 per share, subject to certain adjustments. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to the Company, provided that any increase in such percentage shall not be effective until 61 days after such notice. If not previously exercised in full, at the expiration of their applicable terms, the New Warrants will be automatically exercised via cashless exercise, in which case the holder would receive upon such exercise the net number of shares, if any, of common stock determined according to the formula set forth in the New Warrants. The New Warrants are classified as warrant liabilities on the accompanying balance sheet. See Note 12—Subsequent Events for details regarding a tender offer to induce holders of the New Warrants to exercise at a significantly reduced exercise price per share.

April 2019 Offering

On April 29, 2019, the Company entered into a Securities Purchase Agreement (the “April Purchase Agreement”) with certain institutional and accredited investors providing for the sale by the Company of up to 4,318,272 shares of its common stock at a purchase price of $2.025 per share.

Pursuant to the April Purchase Agreement, the Company agreed to issue unregistered warrants (the “April Warrants”) to purchase up to 4,318,272 shares of common stock. Subject to certain ownership limitations, the April Warrants were exercisable beginning on the date of their issuance until the five-and-a-half-year anniversary of their date of issuance at an initial exercise price of $2.13 per share. The exercise price of the April Warrants was subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the April Warrants. If not previously exercised in full, at the expiration of their terms, the April Warrants would have been automatically exercised via cashless exercise.

The net proceeds from the offering and the private placement were approximately $7.9 million, after deducting commissions and estimated offering costs. The Company granted the placement agent warrants to purchase up to 215,914 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants had substantially the same terms as the April Warrants, except that the Placement Agent Warrants had an exercise price of $2.53 per share and had a term of 5 years from the effective date of the offering. The Company also paid the placement agent a reimbursement for non-accountable expenses in the amount of $35,000 and a reimbursement for legal fees and expenses of the placement agent in the amount of $25,000. On December 19, 2019, the Company and each of the purchasers of the April Warrants and Placement Agent Warrants (collectively, the “Exchange Warrants”) entered into separate exchange agreements (the “Exchange Agreements”), pursuant to which the Company agreed to issue to the purchasers an aggregate of 5,441,023 shares of the Company’s common stock (the “Exchange Shares”), at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding Exchange Warrants.

Merger with RDD Pharma, Ltd.

On October 6, 2019, the Company entered into an Agreement and Plan of Merger and Reorganization (the “RDD Merger Agreement”) pursuant to which the Company agreed to acquire all of the outstanding capital stock of privately held RDD Pharma, Ltd. (“RDD”), an Israel Corporation, in exchange for a combination of common and preferred shares to be issued by the Company to the existing RDD shareholders (the “RDD Merger”). The RDD Merger includes a concurrent capital raise led by OrbiMed Advisors, LLC, with a minimum funding requirement of $10,000,000 (the “RDD Merger Financing”).

At the effective time of the RDD Merger, all outstanding ordinary and preferred shares of RDD, nominal value of NIS 0.01 each, will be converted into the right to receive such number of validly issued, fully paid and non-assessable Company common stock. Additionally, each outstanding RDD stock option will be converted into and become an option exercisable for the Company’s common stock. Each outstanding RDD warrant will be exercised or cancelled prior to the effective time. Following completion of the RDD Merger, on an as-converted, fully-diluted basis, the current Innovate stockholders will own approximately 62.0% of the combined company’s capital stock and the current RDD stockholders will own approximately 38.0% of the combined company’s capital stock. The final ownership percentages are subject to dilution based on the final amount of capital invested in the RDD Merger Financing, which will dilute both the current Innovate stockholders and RDD stockholders on a pro rata basis.

Promptly following the effective time of the RDD Merger, the Company intends to file an amendment to its certificate of incorporation to change its name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc. The closing of the RDD Merger is subject to certain other conditions, unless such conditions are waived, including, among others, (i) the absence of certain laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit the consummation of the RDD Merger, (ii) subject to certain exceptions, the accuracy of representations and warranties with respect to the businesses of the Company and RDD and compliance in all material respects by the Company and RDD with their respective covenants contained in the RDD Merger Agreement, (iii) the absence of a material adverse effect on the Company’s or RDD’s businesses, (iv) the approval by Nasdaq to list the company shares to be issued in the RDD Merger, (v) the expiration of statutory waiting periods required under Israeli law and (vi) the receipt of certain tax rulings from the Israeli Tax Authorities.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. While cash held by financial institutions may at times exceed federally insured limits, management believes that no material credit or market risk exposure exists due to the high quality of the financial institutions. The Company has not experienced any losses on such accounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents are stated at cost and consist primarily of money market accounts.

Restricted Deposit

The Company maintains a certificate of deposit (“CD”) with a bank, which matures on October 17, 2020 and pays interest at a rate of 1.56% per annum. The CD serves as collateral for the Company’s credit cards.

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

Accrued expenses consisted of the following:

	December 31,
	2019	2018
Accrued compensation and benefits	$574,332	$697,334
Accrued clinical expenses	4,143,269	58,151
Other accrued expenses	30,150	70,842
Total	$4,747,751	$826,327

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

Warrant Liabilities
The warrants the Company issued during 2019 are freestanding financial instruments that contain net settlement options and may require the Company to settle these warrants in cash under certain circumstances. As such, the Company has classified these warrants as liabilities on the accompanying balance sheets. The warrant liabilities are initially recorded at fair value on the date of issuance and will be subsequently re-measured to fair value at each balance sheet date until the warrant liabilities are settled. Changes in the fair value of the warrants are recognized as a non-cash component of other income and expense in the accompanying statements of operations and comprehensive loss.

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

Share-Based Compensation

The Company recognizes share-based compensation expense for grants of stock options to employees and non-employee members of the Board based on the grant-date fair value of those awards using the Black-Scholes option-pricing model. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service period for awards expected to vest.

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

•
Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Due to limited history of stock option exercises, the Company estimates the expected term of employee stock options based on the simplified method, which calculates the expected term as the average of the time-to-vesting and the contractual life of the options. Pursuant to ASU 2018-07, the Company has elected to use the contractual life of the option as the expected term for non-employee options.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Financial instruments recorded in the accompanying balance sheets are categorized based on the inputs to valuation techniques as follows:

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

The fair value of the embedded derivative issued in connection with the Senior Convertible Note and the Unsecured Convertible Note, further described in Note 6—Debt, was determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivative associated with each note. As part of the MCS valuation a discounted cash flow (“DCF”) model is used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity of the convertible debt and calculated discount rate, which includes an estimate of the Company’s specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate and (vi) the number of paths.

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The table below summarizes the valuation inputs into the MCS model for the derivative liability associated with the Senior Convertible Note as of December 31, 2018 and for the derivative liability associated with the Unsecured Convertible Note as of March 8, 2019 and December 31, 2019.

	Derivative Liability
	December 31,	March 8,	December 31,
	2019	2019	2018
Expected dividend yield	—	—	—
Discount rate	29.1%	29.3%	13.6%
Expected stock price volatility	96.0%	101.1%	105.6%
Risk-free interest rate	1.6%	2.5%	2.5%
Expected term	14 months	24 months	21 months
Price of the underlying common stock	$0.56	$1.99	$2.31

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

Upon a fundamental transaction (as defined in the applicable warrant agreement), each holder of Short-Term Warrants and each holder of the March Long-Term Warrants and New Warrants (collectively, the “Long-Term Warrants”) can elect to require the Company or a successor entity to purchase such holder’s outstanding, unexercised warrants for a cash payment (or under certain circumstances other consideration) equal to the Black-Scholes value of the warrants on the date of consummation of the fundamental transaction, calculated in accordance with the terms and using the assumptions specified in the applicable warrant agreement. Due to the proposed RDD Merger, the Company entered into the Exchange Agreements with the holders of the Exchange Warrants, pursuant to which the Company agreed to issue the purchasers an aggregate of 5,441,023 shares in exchange for the cancellation and termination of the Exchange Warrants. On December 26, 2019, an aggregate of 2,994,762 warrants were exchanged for 3,593,714 shares of the Company’s common stock. Immediately prior to the exchange, the Company determined the fair value of the Exchange Warrants as of December 25, 2019 and recognized a gain in fair value of the Exchange Warrants of approximately $0.2 million in the accompanying statement of operations and comprehensive loss. The remaining outstanding Exchange Warrants were exchanged subsequent to December 31, 2019. See Note 12—Subsequent Events for further details. During the year ended December 31, 2019, the Company recognized warrant inducement expense of approximately $1.3 million. There was no warrant inducement expense during the year ended December 31, 2018. The warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the Exchange Warrants at a ratio of 1.2 Exchange Shares for each purchaser warrant.

Management has assumed that the holders of the Short-Term Warrants and Long-Term Warrants would elect to receive cash payments under the respective warrant agreements following completion of the RDD Merger. As such, the Company determined the fair value of the Short-Term Warrants and Long-Term Warrants as of December 31, 2019, for financial reporting purposes, through the use of the Black-Scholes model, which resulted in a significant change in the fair value estimate compared to the fair value estimate at the date of issuance. The estimates underlying the assumptions used in both the MCS model and Black-Scholes model are subject to risks and uncertainties and may change over time, and the assumptions used in both the MCS model and the Black-Scholes model for financial reporting purposes generally differ from the assumptions that would be applied in determining a payout under the applicable warrant agreements. These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3.

The table below summarizes the valuation inputs into the MCS model for the Short-Term Warrants and Long-Term Warrants at their respective dates of issuance.

	Short-Term Warrants	Long-Term Warrants
	March 18, 2019	March 18, 2019	May 17, 2019
Conversion price	$4.00	$2.56	$2.13
Expected stock price volatility	122.0%	85.2%	83.4%
Risk-free interest rate	2.5%	2.2%	2.2%
Expected term	1 year	5 years	5 years
Price of the underlying common stock	$2.48	$2.48	$1.58

The table below summarizes the range of valuation inputs into the Black-Scholes model for the Exchange Warrants on their date of issuance and immediately prior to the exchange.

	Exchange Warrants
	May 1, 2019	December 25, 2019
Conversion price	$ 2.13 - $ 2.53	$ 2.13 - $ 2.53
Expected stock price volatility	84.1%	87.3% - 88.9%
Risk-free interest rate	2.2%	1.7%
Expected term	5 - 5.5 years	4.4 - 4.9 years
Price of the underlying common stock	$1.54	$0.56

The table below summarizes the range of valuation inputs into the Black-Scholes model for the outstanding Short-Term Warrants and Long-Term Warrants as of December 31, 2019 and excludes the Exchange Warrants disclosed above.

	Short-Term Warrants	Long-Term Warrants
	December 31, 2019
Conversion price	$4.00	$2.13 - $2.56
Expected stock price volatility	97.6%	87.3% - 89.3%
Risk-free interest rate	1.5%	1.7%
Expected term	3 months	4.2 - 4.3 years
Price of the underlying common stock	$0.56	$0.56

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2019 and 2018, respectively.

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$408,000	$408,000
Warrant liabilities	—	—	2,637,500	2,637,500
Total liabilities at fair value	$—	$—	$3,045,500	$3,045,500

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$370,000	$370,000
Warrant liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$370,000	$370,000

The following table summarizes the changes in fair value of the derivative liability and warrant liabilities classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

	Year Ended
	December 31, 2019	December 31, 2018
Beginning balance	$370,000	$—
Issuance of warrant liabilities	3,330,000	—
Addition of derivative liability	—	420,000
Extinguishment of derivative liability (the Senior Convertible Note)	(370,000)	—
Issuance of derivative liability (the Unsecured Convertible Note)	1,281,000	—
Exchange of the April Warrants and Placement Agent Warrants	(746,700)
Change in fair value of warrant liabilities	54,200	—
Change in fair value of derivative liability	(873,000)	(50,000)
Ending balance	$3,045,500	$370,000

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the fair value liabilities still held at the end of the period	$1,347,900	$50,000

The cumulative unrealized loss relating to the change in fair value of the derivative liability and warrant liabilities of $1,347,900 and the gain on extinguishment of derivative liability of $370,000 for the year ended December 31, 2019 is included in other income (expense) in the statements of operations and comprehensive loss. The gain of $50,000 for the year ended December 31, 2018 from the change in fair value of derivative liability is included in other income (expense) on the accompanying statements of operations and comprehensive loss.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2019 and 2018, the recorded values of cash and cash equivalents, restricted deposit, accounts payable, accrued expenses and convertible promissory notes approximate their fair values due to the short-term nature of the instruments.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees related to offerings or the Company’s shelf registration. Offering costs incurred prior to an offering are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. Deferred offering costs associated with the shelf registration will be charged to additional paid-in capital on a pro-rata basis in the event the Company completes an offering under the shelf registration. Due to the voluntary suspension of the “at-the-market” (“ATM”) facility effective June 24, 2019, deferred offering costs associated with the ATM facility were written off during the year ended December 31, 2019.

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $475,000 and $513,000 for the years ended December 31, 2019 and 2018, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted- average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the years ended December 31, 2019 and 2018, 22.8 million and 9.0 million potentially dilutive securities related to warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted-average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

	Year Ended December 31,
	2019	2018
Options outstanding under the Private Innovate Plan	6,063,745	6,340,871
Options outstanding under the Omnibus Plan	2,717,870	776,131
Warrants issued at a weighted-average exercise price of $55.31	154,403	154,403
Warrants issued at an exercise price of $2.54	349,555	349,555
Warrants issued at an exercise price of $3.18	1,410,358	1,410,358
Short-term warrants issued at an exercise price of $4.00	4,181,068	—
Long-term warrants issued at a weighted-average exercise price of $2.27	7,945,068	—
Total	22,822,067	9,031,318

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at a comprehensive loss. For the years ended December 31, 2019 and 2018, comprehensive loss was equal to net loss.

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
Under the new leases standard, the Company recognizes a right-of-use (“ROU”) asset and lease liability upon commencement of a lease. The ROU asset represents the Company’s right to use an underlying asset for the lease term and is included in right-of-use asset on the accompanying balance sheet. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease and are included in current lease liability on the accompanying balance sheet. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In the absence of an implicit rate, the Company uses their incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. All leases with a term of less than 12 months are not recognized on the balance sheet. Adoption of the new leases standard resulted in the Company recognizing a ROU asset and lease liability of less than $0.1 million as of January 1, 2019. The adoption of ASU 2016-02 did not result in a cumulative adjustment to accumulated deficit.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 amends the accounting for income taxes by removing certain exception to the general principles in Topic 740 and improves consistent application of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted and the Company is currently evaluating the impact this standard will have on the Company’s financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date these financial statements are issued. Management’s near-term plans include a business combination with RDD and a concurrent financing further described in Note 1—Summary of Significant Accounting Policies. In addition, the Company may consider entering into strategic partnerships or licensing arrangements or seeking additional debt or equity financing arrangements or a combination of these activities. Should the RDD Merger and the RDD Merger Financing not be completed when currently expected, the Company will need to seek immediate sources of capital. Based on the Company’s limited operating history, recurring negative cash flows from operations, current plans and available resources, the Company will need substantial additional funding to support its planned and future operating activities, including progression of research and development programs. There can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, on a timely basis or at all. The failure to obtain sufficient additional funding or enter into strategic partnerships could adversely affect the Company’s ability to achieve its business objectives and product development timelines and could have a material adverse effect on the Company’s results of operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3: MONSTER MERGER AND FINANCING

As noted above, on January 29, 2018, Private Innovate and Monster completed the Monster Merger in accordance with the terms of the Monster Merger Agreement. Pursuant to the Monster Merger Agreement, Monster Merger Sub merged with and into IB Pharmaceuticals, with IB Pharmaceuticals surviving as the wholly owned subsidiary of Monster. Immediately following the Monster Merger, Monster changed its name to Innovate Biopharmaceuticals, Inc. On March 29, 2018, IB Pharmaceuticals was merged into Innovate and ceased to exist.

Immediately prior to the closing of the Monster Merger, accredited investors purchased shares of common stock of Private Innovate in a private placement for gross proceeds of approximately $18.1 million, or $16.5 million, net of approximately $1.6 million in placement agent fees and expenses (the “Equity Issuance”). Additionally, Private Innovate issued five-year warrants to each cash purchaser of common stock, or an aggregate of approximately 1.4 million warrants, with an exercise price of $3.18 per share after giving effect to the Exchange Ratio. The Company calculated the fair value of the warrants issued utilizing the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 84.8%, risk free rate of 2.5% and term of 5.0 years. The proceeds were allocated between common stock and warrants utilizing the relative fair value method with the allocated warrant value of approximately $2.0 million recorded as additional paid-in capital.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Private Innovate also issued 349,555 five-year warrants with an exercise price of $2.54 per share and 279,862 five-year warrants with an exercise price of $3.18 per share (after giving effect to the Exchange Ratio) to the respective placement agents and their affiliates. The Company calculated the fair value of the warrants issued utilizing the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 84.8%, risk free rate of 2.5% and term of 5.0 years. The total value for these warrants approximated $913,000 and was recorded as stock issuance costs and additional paid-in capital.

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

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Furniture and fixtures	$11,552	$11,552
Computer equipment	34,179	22,245
Leasehold improvements	27,446	27,446
Property and equipment, gross	$73,177	$61,243
Less: Accumulated depreciation	(47,755)	(26,148)
Property and equipment, net	$25,422	$35,095

Depreciation expense for property and equipment was approximately $22,000 and $20,000 for the years ended December 31, 2019 and 2018, respectively.
NOTE 5: RELATED PARTY TRANSACTIONS

Consulting Agreements

During the years ended December 31, 2019 and 2018, the Company received consulting services from one of its executive officers prior to his appointment as an executive officer of the Company in 2019. During the years ended December 31, 2019 and 2018, the Company incurred consulting expenses with this executive officer of approximately $115,000 and $31,000, respectively. As of December 31, 2018, approximately $31,000, was owed to this consultant and included in accounts payable on the accompanying balance sheet. There were no amounts due under the consulting agreement as of December 31, 2019.

Equity Financing
Pursuant to the Purchase Agreement with SDS Capital Partners II, LLC and certain other accredited investors, in March 2019, the Company issued an aggregate of 4,181,068 shares of common stock at a price of $2.33 per share. Concurrently, the Company issued the Short-Term Warrants and the March Long-Term Warrants, of which 4,181,068 are exercisable immediately. See Note 1—Summary of Significant Accounting Policies for further details regarding the March 2019 Offering and Additional Issuance of Warrants.
Of the shares and warrants issued in March 2019, 50,000 shares of common stock were issued to GSB Holdings, Inc., a family-owned company of David Clarke, who previously served as Chief Executive Officer and Chairman of the Board of the Company prior to the Monster Merger. The aggregate purchase price of the common stock shares issued to GSB Holdings, Inc. was $116,500. In addition, the Company issued GSB Holdings, Inc. Short-Term Warrants to purchase 50,000 shares of common

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

stock, which were exercisable immediately, had an expiration date of March 18, 2020 and had an initial exercise price of $4.00 per share. The Company also issued GSB Holdings, Inc. March Long-Term Warrants to purchase 30,000 shares of common stock which became exercisable on the six-month anniversary of March 18, 2019, had an expiration date of March 18, 2024 and had an initial exercise price of $2.56 per share.
In April 2019, the Company entered into the Amendment, between the Company and each purchaser, including GSB Holdings, Inc. The Amendment gave each purchaser the right to purchase, for $0.125 per underlying share, an additional warrant to purchase shares of the Company’s common stock having an initial exercise price per share of $2.13 and otherwise having the terms of the March Long-Term Warrants.
The Company issued New Warrants exercisable for an aggregate of 3,897,010 shares of the Company’s common stock and the New Warrants are exercisable for five years beginning on the six-month anniversary of the date of issuance. The New Warrants have an initial exercise price equal to $2.13 per share, subject to certain adjustments. Pursuant to the New Securities Purchase Agreement, GSB Holdings, Inc. received New Warrants to purchase an additional 46,638 shares of the Company’s common stock. See Note 12—Subsequent Events for further details regarding the extension of the Short-Term Warrants and an offer to amend and exercise the Short-Term Warrants, March Long-Term Warrants and New Warrants.

NOTE 6: DEBT

Senior Convertible Note

On January 29, 2018, the Company entered into a Note Purchase Agreement and Senior Note Payable (the “Note”) with a lender. The principal amount of the Note was $4.8 million (“Original Principal”). The Note was issued at a discount of $1.8 million and net of $20,000 for financing costs, for total proceeds of $3.0 million. The discount and additional repayment premium were amortized to interest expense using the effective interest method through the scheduled maturity date of September 30, 2018 (the “Maturity Date”). Interest on the Note accrued from January 29, 2018, at a rate of 12.5% per annum and quarterly payments of interest only were due beginning on March 30, 2018 and compounded quarterly. The Company entered into a Waiver Agreement with the noteholder that extended the Maturity Date until October 4, 2018. On October 4, 2018, the Company entered into an Amendment and Exchange Agreement (“Note Exchange Agreement”) with the noteholder exchanging the Note for a new Senior Convertible Note (the “Senior Convertible Note”).

The principal amount of the Senior Convertible Note was $5.2 million and bore interest at a rate of eight percent (8%) per annum payable quarterly in cash, with a scheduled maturity date of October 4, 2020. The interest rate would automatically increase to 18% per annum if there was an event of default during the period. The Company evaluated the Note Exchange Agreement and the Senior Convertible Note and determined that the amendment to the Note constituted an extinguishment of debt, in accordance with authoritative guidance. The Company determined that there was no difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt and thus there was no gain or loss from the extinguishment. The Company incurred approximately $30,000 of legal fees associated with the Senior Convertible Note, which were recorded as debt issuance costs and are included in the amortization of debt discount discussed below.

The various conversion and redemption features contained in the Senior Convertible Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at their estimated fair value. See Note 1-Summary of Significant Accounting Policies for details regarding the fair value of derivative liability. During 2018, the volume weighted- average price (“VWAP”) of the Company’s common stock was lower than the Floor Price for more than ten consecutive days. As such, the noteholder had the right to require the Company to redeem the Senior Convertible Note prior to December 31, 2018, at its option. Therefore, the Company has amortized the entire debt discount to interest expense through the triggering of the redemption option, which occurred in 2018. Based on the conversion features, redemption features and subjective acceleration clauses contained in the Senior Convertible Note, the Company recorded the Senior Convertible Note as a short-term obligation as of December 31, 2018.

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

During March 2019, the Company exercised its repurchase rights under the Option Agreement and paid the noteholder of the Senior Convertible Note approximately $5.2 million in principal and $60,000 in interest, which was the full purchase amount of the Senior Convertible Note pursuant to the terms of the Option Agreement. There are no further amounts outstanding under the Senior Convertible Note and the Senior Convertible Note has been canceled. The Company accounted for the repayment of the Senior Convertible Note as a liability extinguishment in accordance with ASC 405, Extinguishments of Liabilities, which resulted in the Company recording a loss on extinguishment of debt of approximately $1.0 million in the accompanying statements of operations and comprehensive loss for the year ended December 31, 2019.

Amortization of the debt discount for the Note and Senior Convertible Note recorded as interest expense was approximately $2.5 million for the year ended December 31, 2018. There was no such expense for the Note and Senior Convertible Note during the year ended December 31, 2019.

Unsecured Convertible Promissory Note

On March 8, 2019, the Company entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with a purchaser (the “Convertible Noteholder”). Pursuant to the Note Purchase Agreement, the Company issued the Convertible Noteholder an unsecured Convertible Promissory Note (the “Unsecured Convertible Note”) in the principal amount of $5.5 million. The Convertible Noteholder may elect to convert all or a portion of the Unsecured Convertible Note at any time and from time to time into the Company’s common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. The Company may prepay all or a portion of the Unsecured Convertible Note at any time for an amount equal to 115% of then outstanding obligations or the portion of the obligations the Company is prepaying. The purchase price of the Unsecured Convertible Note was $5.0 million, and the Unsecured Convertible Note carries an original issuance discount (“OID”) of $0.5 million, which is included in the principal amount of the Unsecured Convertible Note. In addition, the Company agreed to pay $20,000 of transaction expenses, which were netted out of the purchase price of the Unsecured Convertible Note. The Company also incurred additional transaction costs of approximately $37,000, which were recorded as debt issuance costs. As a result of the redemption features of the Unsecured Convertible Note, further described below, the Company is amortizing the debt issuance costs and accreting the OID to interest expense over the estimated redemption period of 15 months, using the effective interest method.

The various conversion and redemption features contained in the Unsecured Convertible Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $1.3 million. Amortization of debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $1.1 million for the year ended December 31, 2019.

The convertible notes payable as of December 31, 2019 and 2018 consist of the following:

	December 31,
	2019	2018
Convertible notes payable, net	$5,500,000	$5,196,667
Less: principal payments of debt	(1,544,724)	—
Less: unamortized debt discount and OID	(770,621)	—
Total	$3,184,655	$5,196,667

The Unsecured Convertible Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Unsecured Convertible Note is due on the second-year anniversary of the Unsecured Convertible Note’s issuance. During the year ended December 31, 2019, the Company made principal payments of $1.5 million on the Unsecured Convertible Note.

At any time after the six-month anniversary of the issuance of the Unsecured Convertible Note, (i) if the average volume weighted-average price over twenty trading dates exceeds $10.00 per share, the Company may generally require that the Unsecured Convertible Note convert into shares of its common stock at the $3.25 (as adjusted) conversion price, and (ii) the Convertible Noteholder may elect to require all or a portion of the Unsecured Convertible Note be redeemed by the Company. If the Convertible Noteholder requires a redemption, the Company, at its discretion, may pay the redeemed portion of the Unsecured Convertible Note in cash or in the Company’s common stock at a conversion rate equal to the lesser of (i) the $3.25 (as adjusted) conversion rate or (ii) 80% of the average of the five lowest volume weighted-average price of the Company’s Common Stock over the preceding twenty trading days. The Convertible Noteholder may not redeem more than $500,000 per calendar month during the period between the six-month anniversary of the date of issuance until the first-year anniversary of the date of issuance and $750,000 per calendar month thereafter. The obligation or right of the Company to deliver its shares upon the conversion or redemption of the Unsecured Convertible Note is subject to a 19.99% cap and subject to a floor price trading price of $3.25 (unless waived by the Company). Any amounts redeemed once the cap is reached or if the market price is less than the $3.25 floor price must be paid in cash.

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

The Company incurred milestone fees of approximately $0.3 million during the year ended December 31, 2019. There were no milestone or royalty fees incurred during the year ended December 31, 2018.

NOTE 8: STOCKHOLDERS’ DEFICIT

The Company’s authorized capital stock consists of 360 million shares of capital stock, par value $0.0001 per share, of which 350 million shares are designated as common stock and 10 million shares are designated as preferred stock.

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Board to issue preferred stock in one or more classes or one or more series within any class from time to time. Voting powers, designations, preferences, qualifications, limitations, restrictions or other rights will be determined by the Board at that time. There were no shares of preferred stock issued and outstanding as of December 31, 2019 and 2018.

Common Stock

The holders of the Company’s common stock (i) have equal ratable rights to dividends from funds legally available, therefore, when, as and if declared by the Board; (ii) are entitled to share in all the Company’s assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of the Company’s affairs; (iii) do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

There were 39,477,667 and 26,088,820 shares of common stock outstanding as of December 31, 2019 and 2018, respectively. The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2019	2018
Outstanding stock options	8,781,615	7,117,002
Warrants to purchase common stock	14,040,452	1,914,316
Shares issuable upon conversion of convertible debt	1,217,008	1,720,224
For possible future issuance under the Omnibus Plan	1,102,739	2,230,057
Total common shares reserved for future issuance	25,141,814	12,981,599

During the year ended December 31, 2019, the Company sold 8,499,340 shares of common stock and issued Short-Term Warrants and Long-Term Warrants to purchase up to 15,120,898 shares of common stock. On December 19, 2019, the Company and each of the purchasers of the April Warrants and Placement Agent Warrants entered into the Exchange Agreements, pursuant to which the Company agreed to issue to the purchasers an aggregate of 5,441,023 shares of Common Stock at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants. On December 26, 2019, an aggregate of 2,994,762 warrants were exchanged for 3,593,714 shares of the Company’s common stock. See Note 1—Summary of Significant Accounting Policies for further details.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

On October 26, 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC and Ladenburg Thalmann & Co. Inc. and filed a prospectus with the SEC relating to such offering. The Company previously filed a Form S-3 that became effective July 13, 2018 that included the registration of $40 million of its shares of common stock in connection with a potential ATM offering. Pursuant to the sales agreement, the Company could issue and sell shares having an aggregate gross sales price of up to $40 million and was required to pay the sales agents commissions of 3.0% of the gross sales price per share sold. During the years ended December 31, 2019 and 2018, the Company sold 705,714 and 17,576 shares under the ATM, respectively, for net proceeds of approximately $1,675,000 and $43,000, respectively. All proceeds were received as of December 31, 2019. The Company voluntarily suspended the ATM facility as of June 24, 2019. Due to suspension of the ATM facility, deferred offering costs of approximately $0.1 million were written off during the year ended December 31, 2019. Effective March 19, 2020, the Company terminated the ATM facility.

NOTE 9: SHARE-BASED COMPENSATION

Upon consummation of the Monster Merger, the Company had two stock option plans in existence, Monster’s 2012 Omnibus Incentive Plan (the “Omnibus Plan”) and the Innovate 2015 Stock Incentive Plan (the “Private Innovate Plan”). During 2018, the Board approved an amendment to the Omnibus Plan to, among other things, formally change the name of the Omnibus Plan to the Innovate Biopharmaceuticals, Inc. 2012 Omnibus Incentive Plan and increase the number of shares authorized for issuance under the Omnibus Plan to provide for an additional 3,000,000 shares. In addition, the shares reserved for issuance under the Omnibus Plan automatically increase on the first day of each calendar year beginning in 2019 and ending in 2022 by an amount equal to the lesser of (i) five percent of the number of shares of common stock outstanding as of December 31st of the immediately preceding calendar year or (ii) such lesser number of shares of common stock as determined by the Board (the “Evergreen Provision”). On January 1, 2019, the number of shares of common stock available under the Omnibus Plan automatically increased by 1,304,441 shares pursuant to the Evergreen Provision.

The terms of the option agreements are determined by the Board. The Company’s stock options vest based on the terms in the stock option agreements and typically vest over a period of three or four years. These stock options typically have a maximum term of ten years.

Private Innovate Plan

As of December 31, 2019, there were 6,063,745 stock options outstanding under the Private Innovate Plan. Following completion of the Monster Merger, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

The range of assumptions used in estimating the fair value of the options granted or re-measured under the Private Innovate Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Year Ended December 31,
	2019	2018
Expected dividend yield	0%	0%
Expected stock-price volatility	67%	66% - 72%
Risk-free interest rate	2.6%	2.6% - 3.1%
Expected term of options (in years)	8.2 - 8.7	8.2 - 9.9

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	6,340,871	$1.53	$4,978,205	7.7
Options granted	—	—		—
Options forfeited	(177,047)	2.08		—
Options exercised	(100,079)	0.30		—
Outstanding at December 31, 2019	6,063,745	1.53	496,275	5.4
Exercisable at December 31, 2019	5,672,827	1.49	496,275	5.3
Vested and expected to vest at December 31, 2019	6,052,384	$1.53	$496,275	5.4

There were no options granted under the Private Innovate Plan during the years ended December 31, 2019 and 2018. The total intrinsic value of options exercised was approximately $81,000 and $378,000 during the years ended December 31, 2019 and 2018, respectively.

The total fair value of stock option awards vested during the years ended December 31, 2019 and 2018 under the Private Innovate Plan was approximately $578,000 and $702,000, respectively. As of December 31, 2019, there was approximately $0.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan, which is expected to be recognized over a weighted-average period of 1.3 years.

The Private Innovate Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Board.

During the year ended December 31, 2019, the compensation committee approved the extension of the exercise periods of certain option holders’ vested options for an additional eighteen months. During the year ended December 31, 2019, the Company recognized additional compensation expense of $0.4 million associated with the modification of approximately 1.8 million options.

Omnibus Plan

As of December 31, 2019, there were options to purchase 2,717,870 shares of Innovate common stock outstanding under the Omnibus Plan and 1,102,739 shares available for future grants under the Omnibus Plan.

The range of assumptions used in estimating the fair value of the options granted or re-measured under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Year Ended December 31,
	2019	2018
Expected dividend yield	0%	0%
Expected stock-price volatility	67% - 72%	65% - 73%
Risk-free interest rate	1.5% - 2.7%	2.7% - 3.1%
Expected term of options (in years)	5.0 - 10.0	5.0 - 10.0

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Omnibus Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	776,131	$5.79	$—	7.40
Options granted	2,366,344	1.33
Options forfeited	(424,605)	6.02
Options exercised	—	—
Outstanding at December 31, 2019	2,717,870	1.87	—	9.4
Exercisable at December 31, 2019	1,444,501	2.05	—	9.3
Vested and expected to vest at December 31, 2019	2,619,282	$1.86	$—	9.4

The weighted-average grant date fair value of options granted under the Omnibus Plan was $0.71 and $3.76 during the years ended December 31, 2019 and 2018, respectively.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $1,227,000 and $1,032,000 during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was approximately $1.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 2.7 years.

The Omnibus Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Board.

During the year ended December 31, 2019, the Board approved grants of 490,000 RSUs. 390,000 of the RSUs vested immediately on the date of grant; the remaining 100,000 RSUs vest 50% on the date of grant and the remainder pro-rata over six months following the date of grant. The weighted-average fair value of RSUs granted during the year ended December 31, 2019 was $1.44 and the Company recognized share-based compensation expense for the RSUs of approximately $705,000 during the year ended December 31, 2019. There were no RSUs granted during the year ended December 31, 2018.

Total share-based compensation expense recognized in the accompanying statements of operations and comprehensive loss was as follows:

	Year Ended December 31,
	2019	2018
Research and development	$908,000	$2,445,000
General and administrative	1,963,000	1,360,000
Total share-based compensation	$2,871,000	$3,805,000

NOTE 10: INCOME TAXES

No provision for federal and state income tax expense has been recorded for the years ended December 31, 2019 and 2018 due to the valuation allowance recorded against the net deferred tax asset and recurring losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

	December 31,
	2019	2018
Tax loss and contribution carryforwards	$9,857,000	$4,336,800
Tax credits	723,800	224,900
Share-based compensation	2,805,700	2,377,400
Intangible assets	1,716,300	1,677,600
Accrued expenses	122,500	151,800
Legal fees	111,800	—
Other	60,100	4,500
Valuation allowance	(15,397,200)	(8,773,000)
Total deferred tax assets, noncurrent	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During the years ended December 31, 2019 and 2018, the valuation allowance increased by $6,624,200 and $4,921,000, respectively.

The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2019 and 2018, and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

	2019		2018
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(5,680,200)	21.0%	$(5,074,100)	21.0%
State income taxes, net of federal tax benefit	(534,200)	2.0%	(477,200)	2.0%
Non-deductible expenses	89,100	(0.3)%	333,600	(1.4)%
Credits	(540,200)	2.0%	(224,900)	0.9%
Change in state tax rate	—	—%	(82,300)	0.3%
Other	41,300	(0.2)%	603,900	(2.5)%
Change in valuation allowance	6,624,200	(24.5)%	4,921,000	(20.3)%
Income tax benefit	$—	—%	$—	—%

As of December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of $42,944,800 and $42,349,200, respectively. Federal loss carryforwards of $3,551,900 begin to expire in 2034 and $39,392,900 of the federal losses carryforward indefinitely. The state loss carryforwards begin to expire in 2029. As of December 31, 2018, the Company had contribution carryforwards of $10,300, which begin to expire in 2021. In addition, the Company has federal research and development credits of $723,800 which begin to expire in 2038.

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

As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits and does not anticipate a significant change in total unrecognized tax benefits within the next 12 months.

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

The Company’s policy for recording interest and penalties is to record them as a component of interest expense and general and administrative expenses, respectively. During December 31, 2019 and 2018, the Company did not record any interest and penalties related to uncertain tax positions.

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

Employment Agreements

Prior to March 11, 2018, the Company was party to employment agreements with certain executives of the Company. Under the terms of these agreements, the Company agreed to pay the executives certain payments upon the achievement of financial milestone events. These milestone events were based on total debt or equity funding received by the Company. During the year ended December 31, 2018, financial milestone events were achieved through the Monster Merger and Equity Issuance events and the Company paid these executives approximately $1.1 million in accordance with the agreements.

The Company has entered into amended and restated executive employment agreements with the executives and new executive employment agreements with certain new executives (the “Executive Employment Agreements”). The Executive Employment Agreements provide an annual base salary and the opportunity to participate in the Company’s equity compensation, employee benefit and bonus plans once they are established and approved by the Board. The Executive Employment Agreements contain severance provisions if the executives are terminated under certain conditions that would provide the executive with up to 12 months of their base salary and up to 12 months of continuation of health insurance benefits.

In November 2018 and February 2019, the Company entered into separation and general release agreements with two former executives of the Company that included separation benefits consistent with each former executive’s employment agreement. The Company recognized severance expense totaling $300,000 during the year ended December 31, 2019, which is being paid in equal installments over 12 months beginning February 2019. The Company recognized severance expense totaling $320,000 during the year ended December 31, 2018. The remaining severance obligation in respect of the two former executives is $41,000 as of December 31, 2019, which is included in accrued expenses on the accompanying balance sheet.

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
Operating lease cost under ASC 842 was $60,000 for the year ended December 31, 2019 and is included in general and administrative expenses on the accompanying statement of operations and comprehensive loss. Lease expense under ASC 840 was $60,000 for the year ended December 31, 2018 and is included in general and administrative expenses on the accompanying statements of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the year ended December 31, 2019.
Future minimum payments under the Company’s lease liability were as follows:

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Year ended December 31,	Operating Leases
2020	$45,000
Total lease payment	45,000
Less: imputed interest	(2,170)
Total	$42,830

Legal

In prior periods, the Company reported a claim filed in the Superior Court of the State of Delaware regarding a former consultant of the Company who was compensated in cash and stock options for his services, demanding damages of up to approximately $3.6 million plus punitive damages in connection with a delay in such consultant’s ability and timing to exercise options and sell shares of the Company’s common stock related to past consulting services. The Company strongly denies any wrongdoing alleged in the threatened litigation and firmly believes the allegations in the complaint are entirely without merit and intends to defend against them vigorously. On October 15, 2019, the court granted the Company’s motion to dismiss and concluded the plaintiff failed to sufficiently assert claims. Briefing on the plaintiff’s appeal was completed on February 21, 2020. No decision has been rendered yet by the Delaware Supreme Court. The Company is unable to estimate the amount of a potential loss or range of potential loss, if any.

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

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 12: SUBSEQUENT EVENTS

Warrant Exchange

During the first quarter of 2020, an aggregate of 1,539,424 warrants were exchanged for 1,847,309 shares of the Company’s common stock pursuant to the Exchange Agreements further described in Note 1—Summary of Significant Accounting Policies. Subsequent to the exchange, there were no April Warrants or Placement Agent Warrants outstanding.

Warrant Extension and Tender Offer

Effective February 6, 2020, the Company and the holders of the Company’s outstanding Short-Term Warrants amended the Short-Term Warrants to extend the exercise period of each Short-Term Warrant by six months. The Short-Term Warrants, as amended, are exercisable for up to an aggregate of 4,181,068 shares of the Company’s common stock, par value $0.0001 per share, until September 18, 2020. Except as specifically amended, all terms and conditions of each Short-Term Warrant remained in full force and effect and was not affected by this amendment.

On February 12, 2020, the Company offered to amend outstanding warrants to purchase an aggregate of 12,346,631 shares of common stock (the “Original Warrants”) held by holders of certain outstanding warrants (the “Offer to Amend and Exercise”). The Original Warrants of eligible holders who elect to participate in the Offer to Amend and Exercise will be amended to (i) shorten the exercise period to expire concurrently with the closing of the RDD Merger and (ii) significantly reduce the exercise price per share. The amended warrants are required to be exercised for cash, and any cashless exercise provisions in the Original Warrants have been omitted.

Additional Note

On January 10, 2020, the Company entered into an additional securities purchase agreement and unsecured convertible promissory note with the Convertible Noteholder in the principal amount of $2,750,000 (the “Additional Note”). The Convertible Noteholder may elect to convert all or a portion of the Additional Note, at any time from time to time into the Company’s common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. The Company may prepay all or a portion of the Additional Note at any time for an amount equal to 115% of then outstanding obligations or the portion of the obligations we are prepaying. The purchase price of the Additional Note was $2.5 million and carries an original issuance discount of $250,000, which is included in the principal amount of the Additional Note.

The Additional Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Additional Note is due on the second anniversary of the date of the Additional Note’s issuance.

At any time after the six-month anniversary of the issuance of the Additional Note, (i) if the average VWAP of the Company’s common stock over twenty trading dates exceeds $10.00 per share, the Company may generally require that the Additional Note convert into share of its common stock at the $3.25 (as adjusted) conversion rate or (ii) 80% of the average of the five lowest VWAP of the Company’s common stock over the preceding twenty trading days. The Convertible Noteholder may not redeem more than $500,000 per calendar month during the period between the six-month anniversary of the date of issuance until the first anniversary of the date of issuance and $750,000 per calendar month thereafter. The obligation or right of the Company to deliver its shares upon the conversion or redemption of the Additional Note is subject to a 19.99% cap and subject to a floor price of $3.25 (unless waived by the Company). Any amounts redeemed or converted once the cap is reached or if the market price is less than the $3.25 floor price must be paid in cash.

If there is an Event of Default under the Additional Note, the Convertible Noteholder may accelerate the Company’s obligations or the Convertible Noteholder may elect to increase the outstanding obligations under the Additional Note. The amount of the increase ranges from 15% for certain “Major Defaults,” 10% for failure to obtain the Convertible Noteholder’s approval for certain equity issuances with anti-dilution, price reset or variable pricing features of less than $2,500,000, and 5% for certain “Minor Defaults.” In addition, the Additional Note obligations will be increased if there are delays in the Company’s delivery requirements for the shares or cash issuable upon the conversion or redemption of the Additional Note in certain circumstances.

INNOVATE BIOPHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

If the Company issues convertible debt in the future with any terms, including conversion terms, that are more favorable to the terms of the Additional Note, the Convertible Noteholder may elect to incorporate the more favorable terms into the Additional Note.

Termination of ATM Facility

Effective March 19, 2020, the Company terminated the ATM facility. See Note 1—Summary of Significant Accounting Policies and Note 8—Stockholders’ Deficit for further detail on the ATM facility.

Risks Related to COVID-19 Pandemic

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in the Company’s Phase 3 registration trials for INN-202 for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to INN-202 or the Company’s other product candidates. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity and the Company’s and RDD’s ability to complete the RDD Merger and RDD Merger Financing on a timely basis or at all. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.