Form 10-Q
period 2020-03-31
9 METERS BIOPHARMA, INC.
filed 2020-05-15
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-37797

9 METERS BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3948465
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
 8480 Honeycutt Road, Suite 120
Raleigh, North Carolina 27615
(Address of principal executive offices, including zip code)

(919) 275-1933
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.0001 Par Value	NMTR	The Nasdaq Stock Market LLC

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

As of May 13, 2020, the registrant had 96,251,342 shares of common stock, par value $0.0001 per share, issued and outstanding and 382,783 shares of Series A Preferred Stock issued and outstanding
.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

9 METERS BIOPHARMA, INC.

Condensed Balance Sheets

	March 31, 2020	December 31, 2019
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$2,667,743	$4,592,932
Restricted deposit	75,000	75,000
Prepaid expenses and other current assets	488,211	555,052
Total current assets	3,230,954	5,222,984

Property and equipment, net	20,138	25,422
Right-of-use asset	28,977	42,830
Other assets	5,580	5,580
Total assets	$3,285,649	$5,296,816

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$5,075,478	$3,890,094
Accrued expenses	4,847,823	4,747,751
Convertible notes payable, net	4,302,875	3,184,655
Derivative liabilities	440,000	408,000
Warrant liabilities	1,058,700	2,637,500
Accrued interest	81,972	—
Lease liability, current portion	28,977	42,830
Total current liabilities	15,835,825	14,910,830

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock - $0.0001 par value, 350,000,000 shares authorized; 41,324,976 and 39,477,667 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4,133	3,948
Additional paid-in capital	61,613,470	60,946,816
Accumulated deficit	(74,167,779)	(70,564,778)
Total stockholders’ deficit	(12,550,176)	(9,614,014)

Total liabilities and stockholders’ deficit	$3,285,649	$5,296,816
See accompanying notes to these condensed financial statements.

9 METERS BIOPHARMA, INC.

Condensed Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$2,598,985	$1,198,315
General and administrative	1,669,807	3,114,495
Warrant inducement expense	690,839	—
Total operating expenses	4,959,631	4,312,810

Loss from operations	(4,959,631)	(4,312,810)

Other income (expense):
Interest income	12,815	26,456
Interest expense	(572,985)	(427,245)
Loss on extinguishment of convertible note payable	—	(1,049,166)
Change in fair value of derivative liability and extinguishment of derivative liability	338,000	471,000
Change in fair value of warrant liabilities	1,578,800	857,000
Total other income (expense), net	1,356,630	(121,955)

Loss before income taxes	(3,603,001)	(4,434,765)
Benefit from income taxes	—	—

Net loss	$(3,603,001)	$(4,434,765)

Net loss per common share, basic and diluted	$(0.09)	$(0.16)

Weighted-average common shares, basic and diluted	41,162,296	27,252,278

See accompanying notes to these condensed financial statements.

9 METERS BIOPHARMA, INC.
Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2019	39,477,667	$3,948	$60,946,816	$(70,564,778)	$(9,614,014)
Warrant exchange	1,847,309	185	690,654	—	690,839
Share-based compensation	—	—	276,000	—	276,000
Stock issuance costs - Warrant exchange (FN-1)	—	—	(300,000)	—	(300,000)
Net loss	—	—	—	(3,603,001)	(3,603,001)
Balance as of March 31, 2020	41,324,976	4,133	61,613,470	(74,167,779)	(12,550,176)

Three Months Ended March 31, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2018	26,088,820	$2,609	$39,854,297	$(43,515,970)	$(3,659,064)
Issuance of common stock and warrants	4,886,782	489	11,474,766	—	11,475,255
Allocation of warrants to liabilities	—	—	(1,970,000)	—	(1,970,000)
Stock issuance costs	—	—	(319,819)	—	(319,819)
Share-based compensation	—	—	526,000	—	526,000
Issuance of RSUs	90,000	9	(9)	—	—
Net loss	—	—	—	(4,434,765)	(4,434,765)
Balance as of March 31, 2019	31,065,602	$3,107	$49,565,235	$(47,950,735)	$1,617,607

See accompanying notes to these condensed financial statements.

9 METERS BIOPHARMA, INC.
Unaudited Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(3,603,001)	$(4,434,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	276,000	526,000
Accrued interest on convertible notes	81,972	35,139
Amortization of debt discount	481,024	74,803
Depreciation	5,284	5,139
Change in fair value of derivative liability	(338,000)	(101,000)
Change in fair value of warrant liability	(1,578,800)	(857,000)
Warrant inducement expense	690,839	—
Extinguishment of derivative liability	—	(370,000)
Loss on extinguishment of debt	—	1,049,166
Changes in operating assets and liabilities:
Prepaid expenses and other assets	66,841	(298,096)
Accounts payable	1,185,384	163,564
Accrued expenses	100,072	70,928
Accrued interest	—	(101,624)
Net cash used in operating activities	(2,632,385)	(4,237,746)

Cash flows from investing activities
Net cash provided by investing activities	—	—

Cash flows from financing activities
Borrowings from convertible notes	2,500,000	5,000,000
Payments of convertible notes	(1,469,804)	(6,245,833)
Payments of debt issuance costs	(23,000)	(57,000)
Proceeds from issuance of common stock and warrants	—	11,475,255
Payment of deferred offering costs	(300,000)	(168,682)
Net cash provided by financing activities	707,196	10,003,740

Net (decrease) increase in cash and cash equivalents	(1,925,189)	5,765,994

Cash and cash equivalents as of beginning of period	4,592,932	5,728,900

Cash and cash equivalents as of end of period	$2,667,743	$11,494,894

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$54,578	$418,927

Supplemental disclosure of non-cash financing activities
Non-cash addition of derivative liability	$370,000	$1,281,000
Non-cash addition of deferred offering costs	$—	$151,137
See accompanying notes to these condensed financial statements.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

As described in Note 8—Subsequent Events, Innovate Biopharmaceuticals, Inc. completed its merger with privately-held RDD Pharma, Ltd., an Israel corporation (“RDD”) on April 30, 2020 (the “RDD Merger”). Following the completion of the RDD Merger, Innovate Biopharmaceuticals, Inc. was renamed 9 Meters Biopharma, Inc. (the “Company” or “9 Meters”). The financial statements presented in this report cover periods that ended prior to the completion of the acquisition, and therefore only include the results of Innovate Biopharmaceuticals, Inc.

9 Meters is a clinical-stage biopharmaceutical company focused on orphan, rare and unmet needs in gastroenterology. The Company’s pipeline includes drug candidates for celiac disease, short bowel syndrome (SBS), nonalcoholic steatohepatitis (NASH), Crohn's disease, and ulcerative colitis.

Basis of Presentation

The unaudited condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 20, 2020.

Except as noted below under the section entitled “Recently Issued Accounting Standards—Accounting Pronouncements Adopted,” there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies disclosed in Note 1 of the Company’s financial statements for the years ended December 31, 2019 and 2018 included in the Company’s Annual Report on Form 10-K. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

Shelf Registration Filing

On March 15, 2018, the Company filed a shelf registration statement that was declared effective on July 13, 2018. Under the shelf registration statement, the Company may, from time to time, sell its common stock in one or more offerings up to an aggregate dollar amount of $175 million (of which up to an aggregate of $40 million could be sold in an “at-the-market” offering as defined in Rule 415 of the Securities Act; the use of this facility was terminated effective March 19, 2020). In addition, the selling stockholders included in the shelf registration statement may from time to time sell up to an aggregate amount of 13,990,403 shares of the Company’s common stock (including up to 2,051,771 shares issuable upon exercise of warrants) in one or more offerings.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On February 6, 2020, the Company and the holders of the Company’s outstanding Short-Term Warrants amended the Short-Term Warrants to extend the exercise period of each Short-Term Warrant by six months. The Short-Term Warrants, as amended, are exercisable for up to an aggregate of 4,181,068 shares of the Company’s common stock, par value $0.0001 per share, until September 18, 2020. In addition, on February 12, 2020, the Company offered to amend outstanding warrants, including the Short-Term Warrants, to (i) shorten the exercise period to expire concurrently with the closing of the RDD Merger, as defined in Note 8—Subsequent Events, on April 30, 2020 and (ii) reduce the exercise price to $0.10 per share (the “Offer to Amend and Exercise”). All other terms of each Short-Term Warrant remained in full force and effect and were not impacted by this amendment. See Note 8—Subsequent Events for additional details regarding the Offer to Amend and Exercise.

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

The New Warrants are exercisable for five years beginning on the six-month anniversary of the date of issuance until the five-year anniversary of their date of issuance. The New Warrants have an initial exercise price equal to $2.13 per share, subject to certain adjustments. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to the Company, provided that any increase in such percentage shall not be effective until 61 days after such notice. If not previously exercised in full, at the expiration of their applicable terms, the New Warrants will be automatically exercised via cashless exercise, in which case the holder would receive upon such exercise the net number of shares, if any, of common stock determined according to the formula set forth in the New Warrants. The New Warrants are classified as warrant liabilities on the accompanying condensed balance sheet. On February 12, 2020, the Company offered to amend the outstanding Long-Term Warrants in the Offer to Amend and Exercise. See Note 8—Subsequent Events for additional details regarding the Offer to Amend and Exercise.

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

The net proceeds from the offering and the private placement were approximately $7.9 million, after deducting commissions and estimated offering costs. The Company granted the placement agent warrants to purchase up to 215,914 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants had substantially the same terms as the April Warrants,

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

except that the Placement Agent Warrants had an exercise price of $2.53 per share and had a term of 5 years from the effective date of the offering. The Company also paid the placement agent a reimbursement for non-accountable expenses in the amount of $35,000 and a reimbursement for legal fees and expenses of the placement agent in the amount of $25,000. On December 19, 2019, the Company and each of the purchasers of the April Warrants and Placement Agent Warrants (collectively, the “Exchange Warrants”) entered into separate exchange agreements (the “Exchange Agreement”), pursuant to which the Company agreed to issue to the purchasers an aggregate of 5,441,023 shares of the Company’s common stock (the “Exchange Shares”), at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding Exchange Warrants.

Business Risks

The Company faces risks, including those associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to achieve key development milestones, the need to defend intellectual property rights, and the dependence on key members of management.

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

Accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
Accrued compensation and benefits	$530,760	$574,332
Accrued clinical expenses	4,284,110	4,143,269
Other accrued expenses	32,953	30,150
Total	$4,847,823	$4,747,751

Derivative Liability

The Company accounts for derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. The Company’s derivative financial instruments consist of embedded options in the Company’s convertible notes. The embedded derivatives include provisions that provide the noteholder with certain conversion and put rights at various conversion or redemption values as well as certain call options for the Company. See Note 3—Debt for further details.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Share-Based Compensation

The Company recognizes share-based compensation expense for grants of stock options based on the grant-date fair value of those awards using the Black-Scholes option-pricing model. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service period for awards expected to vest.

Share-based compensation expense includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the Black-Scholes option-pricing model, fair value is calculated based on assumptions with respect to:

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

Periodically, the Board may approve the grant of restricted stock units (“RSUs”) pursuant to the Company’s 2012 Omnibus Incentive Plan, as amended, which represent the right to receive shares of the Company’s common stock based on terms of the agreement. The fair value of RSUs is recognized as share-based compensation expense generally on a straight-line basis over the service period, net of estimated forfeitures. The grant date fair value of an RSU represents the closing price of the Company’s common stock on the date of grant.

9 METERS BIOPHARMA, INC.
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

The fair value of the embedded derivative issued in connection with the Unsecured Convertible Note and the Additional Note, further described in Note 3—Debt, was determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivative associated with each note. As part of the MCS valuation, a discounted cash flow (“DCF”) model is used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity of the convertible debt and calculated discount rate, which includes an estimate of the Company’s specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including: (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate and (vi) the number of paths.

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The table below summarizes the valuation inputs into the MCS model for the derivative liability associated with the Unsecured Convertible Note and the Additional Convertible Note on their respective dates of issuance as of March 8, 2019 and January 10, 2020, respectively.

	Derivative Liability
	March 31,	January 10,	March 8,
	2020	2020	2019
Expected dividend yield
Discount rate	28.2%	21.6%	29.3%
Expected stock price volatility	96.9%	103.9%	101.1%
Risk-free interest rate	0.2%	1.6%	2.5%
Expected term	16 months	24 months	24 months
Price of the underlying common stock	$0.50	$0.65	$1.99

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

Upon a fundamental transaction (as defined in the applicable warrant agreement), each holder of Short-Term Warrants and each holder of the March Long-Term Warrants and New Warrants (collectively, the “Long-Term Warrants”) can elect to require the Company or a successor entity to purchase such holder’s outstanding, unexercised warrants for a cash payment (or under certain circumstances other consideration) equal to the Black-Scholes value of the warrants on the date of consummation of the

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

fundamental transaction, calculated in accordance with the terms and using the assumptions specified in the applicable warrant agreement. Due to the RDD Merger, the Company entered into the Exchange Agreements with the holders of the Exchange Warrants, pursuant to which the Company agreed to issue the purchasers an aggregate of 5,441,023 shares in exchange for the cancellation and termination of the Exchange Warrants. On December 26, 2019, an aggregate of 2,994,762 warrants were exchanged for 3,593,714 shares of the Company’s common stock. During the three months ended March 31, 2020, 1,539,424 warrants were exchanged for 1,847,309 shares of the Company’s common stock. In addition, the Company amended the Short-Term Warrants and Long-Term Warrants in the Offer to Amend in Exercise on February 12, 2020. Immediately prior to the Offer to Amend and Exercise, the Company determined the fair value of the Short-Term Warrants and Long-Term Warrants as of February 11, 2020 and at period end on March 31, 2020. The Company recognized a gain in fair value of the Short-Term Warrants and Long-Term Warrants of approximately $1.2 million in the accompanying condensed statement of operations and comprehensive loss during the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company recognized warrant inducement expense of approximately $0.7 million. There was no warrant inducement expense recognized during the three months ended March 31, 2019. The warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the Exchange Warrants at a ratio of 1.2 Exchange Shares for each purchaser warrant.

Management has assumed that the holders of the Short-Term Warrants and Long-Term Warrants would elect to receive cash payments under the respective warrant agreements following completion of the RDD Merger. As such, the Company determined the fair value of the Short-Term Warrants and Long-Term Warrants prior to the Offer to Amend and Exercise, for financial reporting purposes, through the use of the Black-Scholes model. Subsequent to the Offer to Amend and Exercise, the Company determined the fair value of the Short-Term Warrants and Long-Term Warrants using the reduced exercise price of $0.10 as of March 31, 2020. The estimates underlying the assumptions used in both the MCS model and Black-Scholes model are subject to risks and uncertainties and may change over time, and the assumptions used in both the MCS model and the Black-Scholes model for financial reporting purposes generally differ from the assumptions that would be applied in determining a payout under the applicable warrant agreements. These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3.

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

	Exchange Warrants
	May 1, 2019	January 6, 2020
Conversion price	$ 2.13 - $ 2.53	$2.13
Expected stock price volatility	84.1%	87.3%
Risk-free interest rate	2.2%	1.7%
Expected term	5 - 5.5 years	4.9 years
Price of the underlying common stock	$1.54	$0.58

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below summarizes the range of valuation inputs into the Black-Scholes model for the warrant liabilities as of February 11, 2020, immediately prior to the reduction in exercise price pursuant to the Offer to Amend and Exercise.

	Short-Term Warrants	Long-Term Warrants
	February 11, 2020
Conversion price	$4.00	$2.13 - $2.56
Expected stock price volatility	97.1%	87.9% - 89.2%
Risk-free interest rate	1.6%	1.7%
Expected term	7 months	4 years 2 months
Price of the underlying common stock	$0.79	$0.79

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$440,000	$440,000
Warrant liabilities	—	—	1,058,700	1,058,700
Total liabilities at fair value	$—	$—	$1,498,700	$1,498,700

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$408,000	$408,000
Warrant liabilities	—	—	2,637,500	2,637,500
Total liabilities at fair value	$—	$—	$3,045,500	$3,045,500

The following table summarizes the changes in fair value of the derivative liability and warrant liabilities classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

Three Months Ended March 31, 2020
Beginning balance as of December 31, 2019	$3,045,500
Issuance of derivative liability (the Additional Note)	370,000
Exchange of the April Warrants	(380,600)
Change in fair value of warrant liabilities	(1,198,200)
Change in fair value of derivative liability	(338,000)
Ending balance as of March 31, 2020	$1,498,700

The amount of total gain for the period included in earnings attributable to the change in unrealized gains relating to the fair value liabilities still held at the end of the period	$1,536,200

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The cumulative unrealized gain relating to the change in fair value of the derivative liability and warrant liabilities of $1,536,200 and the gain on exchange of the April Warrants of $380,600 for the three months ended March 31, 2020 is included in other income (expense) in the condensed statements of operations and comprehensive loss.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of March 31, 2020 and December 31, 2019, the recorded values of cash and cash equivalents, restricted deposit, accounts payable, accrued expenses and convertible promissory notes approximate their fair values due to the short-term nature of the instruments.

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

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $85,000 and $161,000 for the three months ended March 31, 2020 and 2019, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the three months ended March 31, 2020 and 2019, 21.2 million and 15.8 million potentially dilutive securities related to warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

	Three Months Ended March 31,
	2020	2019
Options outstanding under the Private Innovate Plan	6,028,781	6,340,871
Options outstanding under the Omnibus Plan	2,717,870	841,131
Warrants issued at a weighted-average exercise price of $55.31	154,403	154,403
Warrants issued at an exercise price of $2.54	349,555	349,555
Warrants issued at an exercise price of $3.18	1,410,358	1,410,358
Short-term warrants issued at an exercise price of $4.00	4,181,068	4,181,068
Long-term warrants issued at a weighted-average exercise price of $2.30 and $2.56, respectively	6,405,644	2,508,634
Total	21,247,679	15,786,020

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard no longer requires public companies to disclose transfers between Level 1 and 2 of the fair value hierarchy and adds additional disclosure requirements about the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted this guidance effective January 1, 2020 and the adoption of ASU 2018-13 did not have a material impact on the Company’s financial statements.

Accounting Pronouncements being Evaluated

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 amends the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted and the Company is currently evaluating the impact this standard will have on the Company’s financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although, the Company received gross proceeds of approximately $22.6 million upon completion of the RDD Merger Financing, further described in Note 8—Subsequent Events, the Company expects to incur substantial losses in the future as it conducts planned operating activities. Based on the Company’s limited operating history, recurring negative cash flows from operations, current plans and available resources, the Company will need substantial additional funding to support its planned and future operating activities, including progression of research and development programs. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about the Company’s ability to continue as a going concern for at least 1 year following the date these financial statements are issued.

The effect of the COVID-19 pandemic and its associated restrictions may increase the anticipated aggregate costs for the development of the Company's product candidates and may adversely impact the anticipated timelines for the development of the Company's product candidates by, among other things, causing disruptions in the supply chain for clinical supplies, delays in the timing and pace of subject enrollment in clinical trials and lower than anticipated subject enrollment and completion rates, delays in the review and approval of the Company’s regulatory submissions by the FDA and other agencies with respect to the Company's product candidates, and other unforeseen disruptions. The economic impact of the COVID-19 pandemic and its effect on capital markets and investor sentiment may adversely impact the Company's ability to raise capital when needed or on terms favorable to the Company and its stockholders to fund its development programs and operations. The Company does not yet know the full extent of potential delays or impacts on its business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company's business and financial condition.

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

NOTE 3: DEBT

Senior Convertible Note

The principal amount of the senior convertible note issued on October 4, 2018 (the “Senior Convertible Note”), was $5.2 million and bore interest at a rate of eight percent (8%) per annum payable quarterly in cash, with a scheduled maturity date of October 4, 2020. The interest rate would automatically increase to 18% per annum if there was an event of default during the period.

During January 2019, the noteholder issued a redemption notice to the Company requiring the Company to repay the noteholder $1,049,167 of principal and $1,399 of accrued interest. On January 7, 2019, the Company entered into an Option to Purchase

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

During March 2019, the Company exercised its repurchase rights under the Option Agreement and paid the noteholder of the Senior Convertible Note approximately $5,200,000 in principal and $60,000 in interest, which was the full purchase amount of the Senior Convertible Note pursuant to the terms of the Option Agreement. There are no further amounts outstanding under the Senior Convertible Note and the Senior Convertible Note has been canceled. The Company accounted for the repayment of the Senior Convertible Note as a liability extinguishment in accordance with ASC 405, Extinguishments of Liabilities, which resulted in the Company recording a loss on extinguishment of debt of approximately $1.0 million in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2019.

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

The various conversion and redemption features contained in the Unsecured Convertible Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $1.3 million. Amortization of debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $0.4 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

The Unsecured Convertible Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Unsecured Convertible Note is due on the second-year anniversary of the Unsecured Convertible Note’s issuance. During the three months ended March 31, 2020, the Company made principal payments of $1.5 million on the Unsecured Convertible Note. There were no principal payments made on the Unsecured Convertible Note during the three months ended March 31, 2019.

At any time after the six-month anniversary of the issuance of the Unsecured Convertible Note, (i) if the average volume weighted average price over twenty trading dates exceeds $10.00 per share, the Company may generally require that the Unsecured Convertible Note convert into shares of its common stock at the $3.25 (as adjusted) conversion price, and (ii) the Convertible Noteholder may elect to require all or a portion of the Unsecured Convertible Note be redeemed by the Company. If the Convertible Noteholder requires a redemption, the Company, at its discretion, may pay the redeemed portion of the Unsecured Convertible Note in cash or in the Company’s common stock at a conversion rate equal to the lesser of (i) the $3.25 (as adjusted) conversion rate or (ii) 80% of the average of the five lowest volume weighted average price of the Company’s Common Stock over the preceding twenty trading days. The Convertible Noteholder may not redeem more than $500,000 per calendar month during the period between the six-month anniversary of the date of issuance until the first-year anniversary of the date of issuance and $750,000 per calendar month thereafter. See Note 8—Subsequent Events regarding a standstill agreement entered into on April 3, 2020 that temporarily suspends redemption payments. The obligation or right of the Company to deliver its shares upon the conversion or redemption of the Unsecured Convertible Note is subject to a 19.99% cap and subject to a floor price trading price of $3.25 (unless waived by the Company). Any amounts redeemed once the cap is reached or if the market price is less than the $3.25 floor price must be paid in cash.

If there is an Event of Default under the Unsecured Convertible Note, the Convertible Noteholder may accelerate the Company’s obligations or elect to increase the outstanding obligations under the Unsecured Convertible Note. The amount of the increase

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The various conversion and redemption features contained in the Additional Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $0.4 million. Amortization of debt discount and accretion of the OID for the Additional Note recorded as interest expense was approximately $0.1 million for the three months ended March 31, 2020.

The Additional Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Additional Note is due on the second anniversary of the date of the Additional Note’s issuance. There were no principal payments made on the Additional Note during the three months ended March 31, 2020.

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

The convertible notes payable as of March 31, 2020 and December 31, 2019 consists of the following:

	March 31, 2020	December 31, 2019
Convertible Notes	$8,250,000	$5,500,000
Less: principal payments of debt	(3,014,528)	(1,544,724)
Less: unamortized debt discount and OID accretion	(932,597)	(770,621)
Total	$4,302,875	$3,184,655

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4: LICENSE AGREEMENTS

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

There were no milestone or royalty fees incurred during the three months ended March 31, 2020 and 2019.

NOTE 5: STOCKHOLDERS’ DEFICIT

The Company’s authorized capital stock consists of 360 million shares of capital stock, par value $0.0001 per share, of which 350 million shares are designated as common stock and 10 million shares are designated as preferred stock.

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Board to issue preferred stock in one or more classes or one or more series within any class from time to time. Voting powers, designations, preferences, qualifications, limitations, restrictions or other rights will be determined by the Board at that time. There were no shares of preferred stock issued and outstanding as of March 31, 2020 and December 31, 2019.

Common Stock

The holders of the Company’s common stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board; (ii) are entitled to share in all the Company’s assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of the Company’s affairs; (iii) do not have preemptive, subscription or

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

conversion rights (and there are no redemption or sinking fund provisions or rights); and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

There were 41,324,976 and 39,477,667 shares of common stock outstanding as of March 31, 2020 and December 31, 2019, respectively. The Company had reserved shares of common stock for future issuance as follows:

	March 31,	December 31,
	2020	2019
Outstanding stock options	8,746,651	8,781,615
Warrants to purchase common stock	12,501,028	14,040,452
Shares issuable upon conversion of convertible debt	1,636,136	1,217,008
For possible future issuance under the Omnibus Plan	3,076,622	1,102,739
Total common shares reserved for future issuance	25,960,437	25,141,814

On December 19, 2019, the Company and each of the purchasers of the April Warrants and Placement Agent Warrants entered into the Exchange Agreements, pursuant to which the Company agreed to issue the purchasers an aggregate of 5,441,023 shares of Common Stock at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants.  On December 26, 2019, an aggregate of 2,994,762 warrants were exchanged for 3,593,714 shares of the Company’s common stock. During the three months ended March 31, 2020, the Company issued 1,847,309 shares of common stock in exchange for cancellation and termination of the remaining outstanding Exchange Warrants. As of March 31, 2020, all of the April Warrants and Placement Agent Warrants were exchanged for Common Stock and there were no April Warrants or Placement Agent Warrants outstanding. See Note 1 - Summary of Significant Accounting Policies for further details.

On October 26, 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC and Ladenburg Thalmann & Co., Inc. and filed a prospectus with the SEC relating to such offering. The Company previously filed a Form S-3 that became effective July 13, 2018 that included the registration of $40 million of its shares of common stock in connection with a potential ATM offering. Pursuant to the sales agreement, the Company could issue and sell shares having an aggregate gross sales price of up to $40 million and was required to pay the sales agents commissions of 3% of the gross sales price per share sold. During the three months ended March 31, 2019, the Company sold 705,714 shares under the ATM for total net proceeds of approximately $1,675,000. The Company voluntarily suspended the ATM facility as of June 24, 2019 and effective March 19, 2020, the Company terminated the ATM facility.

NOTE 6: SHARE-BASED COMPENSATION

The Company has two stock option plans in existence: the 2012 Omnibus Incentive Plan (the “Omnibus Plan”) and the Innovate 2015 Stock Incentive Plan (the “Private Innovate Plan”). The shares reserved for issuance under the Omnibus Plan automatically increase on the first day of each calendar year beginning in 2019 and ending in 2022 by an amount equal to the lesser of (i) five percent of the number of shares of common stock outstanding as of December 31st of the immediately preceding calendar year or (ii) such lesser number of shares of common stock as determined by the Board (the “Evergreen Provision”). On January 1, 2020 and 2019, the number of shares of common stock available under the Omnibus Plan automatically increased by 1,973,883 and 1,304,441 shares pursuant to the Evergreen Provision, respectively.

The terms of the option agreements are determined by the Board. The Company’s stock options vest based on the terms in the stock option agreements and typically vest over a period of three or four years. These stock options typically have a maximum term of ten years.

Private Innovate Plan

As of March 31, 2020, there were 6,028,781 stock options outstanding under the Private Innovate Plan. Since 2018, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

The range of assumptions used in estimating the fair value of the options granted or re-measured under the Private Innovate Plan using the Black-Scholes option pricing model for the periods presented were as follows:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2020	2019
Expected dividend yield	0%	0%
Expected stock-price volatility	—%	67%
Risk-free interest rate	—%	2.6%
Expected term of options (in years)	0	8.2 - 8.7

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	6,063,745	$1.53	$496,275	5.4
Options granted	—	—	—
Options forfeited	(34,964)	2.16	—
Options exercised	—	—	—
Outstanding at March 31, 2020	6,028,781	1.53	391,975	3.9
Exercisable at March 31, 2020	5,762,005	1.50	391,975	3.8
Vested and expected to vest at March 31, 2020	6,022,403	$1.53	$391,975	3.9

There were no options granted under the Private Innovate Plan during the three months ended March 31, 2020 and 2019.

The total fair value of stock option awards vested during the three months ended March 31, 2020 under the Private Innovate Plan was approximately $137,000. As of March 31, 2020, there was approximately $0.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan, which is expected to be recognized over a weighted average period of 1.2 years.

The Private Innovate Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors.

Omnibus Plan

As of March 31, 2020, there were options to purchase 2,717,870 shares of the Company’s common stock outstanding under the Omnibus Plan and 3,076,622 shares available for future grants under the Omnibus Plan.

The range of assumptions used in estimating the fair value of the options granted under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended March 31,
	2020	2019
Expected dividend yield	0%	0%
Expected stock-price volatility	—%	68% - 72%
Risk-free interest rate	—%	2.5% - 2.7%
Expected term of options (in years)	0	5.4 - 10.0

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Amended Omnibus Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	2,717,870	$1.87	$—	9.4
Options granted	—	—	—
Options forfeited	—	—	—
Options exercised	—	—	—
Outstanding at March 31, 2020	2,717,870	1.87	—	9.1
Exercisable at March 31, 2020	1,532,242	2.05	—	9.1
Vested and expected to vest at March 31, 2020	2,633,871	$1.86	$—	9.1

The weighted-average grant date fair value of options granted under the Omnibus Plan was $1.29 during the three months ended March 31, 2019. There were no options granted or exercised under the Omnibus Plan during the three months ended March 31, 2020.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $110,000 during the three months ended March 31, 2020. As of March 31, 2020, there was approximately $1.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted average period of 2.5 years.

The Omnibus Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors.

During the three months ended March 31, 2019, the board approved grants of 90,000 RSUs, which vest immediately upon the date of grant. The weighted-average fair value of RSUs granted during the three months ended March 31, 2019 was $2.12 and the Company recognized share-based compensation expense for the RSUs of approximately $17,000 and $190,000 during the three months ended March 31, 2020 and 2019, respectively. There were no RSUs granted during the three months ended March 31, 2020.

Total share-based compensation expense recognized in the accompanying statements of operations was as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$128,000	$92,000
General and administrative	148,000	434,000
Total share-based compensation	$276,000	$526,000

NOTE 7: COMMITMENTS AND CONTINGENCIES

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In February 2019, the Company entered into a separation and general release agreement with a former executive of the Company that included separation benefits consistent with the former executive’s employment agreement. The Company recognized severance expense totaling $0.3 million during the three months ended March 31, 2019, which is being paid in equal installments over 12 months beginning February 2019. There was no severance expense recognized during the three months ended March 31, 2020. The accrued severance obligation in respect of the former executive has been fully paid as of March 31, 2020.

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
Operating lease cost under ASC 842 was approximately $15,000 for the three months ended March 31, 2020 and 2019 and is included in general and administrative expenses on the accompanying condensed statement of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the three months ended March 31, 2020.
Future minimum payments under the Company’s lease liability were as follows:

Year ended December 31,	Operating Leases
2020 Lease payments	30,000
Less: imputed interest	(1,023)
Total	$28,977
Legal

In prior periods, the Company reported a claim filed in the Superior Court of the State of Delaware regarding a former consultant of the Company who was compensated in cash and stock options for his services, demanding damages of up to approximately $3.6 million plus punitive damages in connection with a delay in such consultant’s ability and timing to exercise options and sell shares of the Company’s common stock related to past consulting services. The Company strongly denies any wrongdoing alleged in the threatened litigation and firmly believes the allegations in the complaint are entirely without merit and intends to defend against them vigorously. On October 15, 2019, the court granted the Company’s motion to dismiss and concluded the plaintiff failed to sufficiently assert claims. On May 5, 2020, the Supreme Court of the State of Delaware affirmed the dismissal granted by the Superior Court of the State of Delaware on October 15, 2019 with prejudice. As such, the Company has concluded this matter is closed.

On April 8, 2020, the Company received a summons and complaint that was filed in the Mecklenburg County Superior Court of North Carolina, regarding a vendor that alleges the Company owes approximately $1.7 million for services rendered prior to February 2019. The Company strongly denies any wrongdoing and firmly believes the allegations in the complaint are entirely without merit and intends to defend against them vigorously.
From time to time, the Company could become involved in other disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict; therefore, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8: Subsequent Events

Offer to Amend and Exercise
On April 29, 2020, pursuant to the Offer to Amend and Exercise, warrants to purchase an aggregate of 12,230,418 shares of common stock were tendered, amended and exercised for aggregate gross proceeds of approximately $1.2 million. The total warrants exercised represent approximately 99% of the Company’s outstanding Original Warrants.

Agreement and Plan of Merger and Reorganization with RDD Pharma, Ltd.

On April 30, 2020, the RDD Merger was consummated in accordance with the terms of the RDD Merger Agreement, and all outstanding ordinary and preferred shares of RDD, nominal value of NIS 0.01 each, were converted into the right to receive shares of validly issued, fully paid and non-assessable shares of the Company’s common stock. Additionally, each outstanding RDD stock option was converted into and became an option exercisable for the Company’s common stock with the number and exercise price adjusted to be consistent with the merger consideration. Each outstanding RDD warrant was exercised or cancelled prior to the effective time of the RDD Merger. In connection with the RDD Merger, the Company changed its name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc.
As of April 30, 2020, following the completion of the RDD Merger, the pre-closing Innovate stockholders owned approximately 62.0% of the combined Company’s common stock and the former RDD shareholders owned approximately 38.0% of the combined Company’s common stock, on a fully diluted basis.
RDD Merger Financing
On April 29, 2020, the Company entered into a securities purchase agreement with various investors (the “Private Placement”) pursuant to which the Company agreed to issue and sell to the investors units consisting of one share of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and one five-year warrant (the "Warrants") to purchase one share of Series A Preferred stock (the "Units"). On May 4, 2020, the Company closed the Private Placement with accredited investors pursuant to which the Company sold an aggregate of (i) 382,783 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which are convertible into 38,278,300 shares of common stock, and (ii) five-year warrants to purchase up to 382,783 shares of Series A Preferred Stock, which are convertible into 38,278,300 shares of common stock (the “Financing”). The exercise price of the warrants is $58.94 per share of Series A Preferred Stock, subject to adjustments as provided under the terms of the warrants. In addition, broker warrants covering 8,112 Units and broker warrants covering 10,899 shares of Series A Preferred Stock, which are convertible into 2,712,300 shares of common stock, were issued in connection with the Financing. Gross proceeds from the RDD Merger Financing were approximately $22.6 million with net proceeds of approximately $19.2 million after deducting commissions and estimated offering costs.

Naia Acquisition

On April 30, 2020, the Company entered into a two-step merger with Naia Rare Diseases, Inc. in accordance with the terms of an Agreement and Plan of Merger (the “Naia Acquisition”). The consideration for the Naia Acquisition at closing consisted of $2.1 million in cash and 4,835,438 shares of common stock, plus the pre-payment of certain operating costs on behalf of Naia totaling $0.1 million. Consideration for the Naia Acquisition also included future development and sales milestone payments worth up to $80.4 million and royalties on net sales of certain products to which Naia has exclusive rights by license.

As of May 6, 2020, following the completion of the Naia Acquisition, the pre-closing Company stockholders owned approximately 95.0% of the Company’s outstanding common stock and the former Naia shareholders owned approximately 5.0% of the Company’s outstanding common stock. As of May 13, 2020, after giving effect to the Offer to Amend and Exercise, closing of the RDD Merger and RDD Merger Financing, and Naia Acquisition, there were 96,251,342 shares of common stock outstanding and 382,783 shares of Series A Preferred Stock outstanding, which will be convertible into 38,278,300 shares of common stock. An aggregate of 10% of the shares of common stock issued to RDD was placed in escrow in accordance with an escrow agreement for a period of six months.

The issuance of the shares of common stock to the former shareholders of Naia in connection with the Merger and the related transactions did not require approval by Company stockholders. Prior to the consummation of the Merger, the shareholders of Naia approved the Merger Agreement at an extraordinary meeting of Naia shareholders.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Separation Agreements

In connection with the RDD Merger, the Company entered into separation agreements with the former executive officers of the Company in exchange for certain severance benefits. The Company recognized severance expense in May 2020 in connection with the former executive officers totaling $0.6 million which is being paid in monthly installments over 12 months beginning May 2020. In addition, the former executives’ received bonuses totaling $0.2 million which were paid in lump sum on May 4, 2020. The former executives will receive 12 months of COBRA supplement.

Employment Agreement

Effective upon the consummation of the RDD Merger, the Company entered into an employment agreement with Mr. Temperato for him to serve as the Company’s Chief Executive Officer (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Temperato began full-time employment with the Company upon the effective time of the RDD Merger on April 30, 2020, at an initial base salary of $450,000 per year, subject to review and adjustment by the Board from time to time. The Board approved an option grant to Mr. Temperato to purchase 1,000,000 shares of Common Stock, which will vest 25% upon grant, with the remainder vesting in 48 equal month installments, provided that Mr. Temperato remains an employee of the Company as of each such vesting date. Mr. Temperato will be eligible to receive a discretionary annual bonus with a target amount of 40% of his base salary, as determined by the Board in its sole discretion (and pro-rated for 2020). Mr. Temperato will also be eligible to participate in the Company’s other employee benefit plans in effect from time to time on the same basis as are generally made available to other senior executive employees of the Company.

If the employment of Mr. Temperato is terminated by the Company without “Cause” or by Mr. Temperato for “Good Reason” (each as defined in the Employment Agreement), in each case subject to Mr. Temperato entering into and not revoking a separation agreement, Mr. Temperato will be eligible to receive 12 months of his then-current base salary, the prorated amount of his target year-end bonus, and accelerated vesting of his unvested options and restricted stock unit awards that were scheduled to vest in the 12 months following termination.

Transaction Bonus

In connection with the consummation of the RDD Merger, the Board approved the grant of transaction bonuses payable to certain executive officers of the Company. The Company approved the grant of a transaction bonus for the executive’s efforts in assisting the Company to consummate the RDD Merger to each of the former Chief Executive Officer of the Company, in the amount of $212,438 and an option to purchase 389,294 shares of Common Stock, the Chief Financial Officer of the Company, in the amount of $213,750 and an option to purchase 176,156 shares of Common Stock, and the Company’s former President and Chief Business Officer, in the amount of $220,163 and an option to purchase 203,406 shares of Common Stock. Each transaction bonus option grant was immediately vested and has an exercise price of $0.60. Additionally, the Board approved a retention award for the Chief Financial Officer of an option exercisable for 125,000 shares of Common Stock, of which 25% shall be immediately vested and the remainder vests in 48 equal monthly installments, with an exercise price of $0.70.

Standstill Agreement

On April 3, 2020, the Company entered into a standstill agreement with the Convertible Noteholder (the “Standstill Agreement”). Pursuant to the Standstill Agreement, the Convertible Noteholder will not seek to redeem any portion of the Unsecured Convertible Note between April 1, 2020 and May 31, 2020. The outstanding balance of the Unsecured Convertible Note was increased by $150,000 on April 3, 2020 as consideration for the Standstill Agreement. All other terms of the Unsecured Convertible Note remain in full force and effect.

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

These forward-looking statements are based on our current expectations and beliefs and necessarily involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to our limited operating history; our need for substantial additional funding; the lengthy, expensive and uncertain nature of the clinical trials process; results of earlier studies and trials not being predictive of future trial results; our need to attract and retain senior management and key scientific personnel; our reliance on third parties; our ability to manage our growth; potential delays in commencement and completion of clinical studies; our ability to obtain and maintain effective intellectual property protection; risks associated with our merger with RDD Pharma Ltd. (the “RDD Merger”); and other risks described in greater detail in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 20, 2020. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context otherwise requires, as used in this report, the words “we,” “us,” “our,” the “Company” and “9 Meters” refer to 9 Meters Biopharma, Inc. The following analysis includes historical results and periods that ended prior to the completion of the RDD Merger on April 30, 2020, and therefore only include the historical results of Innovate Biopharmaceuticals, Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K, filed with the SEC on March 20, 2020.

Company Overview

9 Meters Biopharma, Inc.

9 Meters is a clinical-stage biopharmaceutical company focused on orphan, rare and unmet needs in gastroenterology. The Company’s pipeline includes drug candidates for celiac disease, short bowel syndrome (SBS) and two candidates for undisclosed rare and/or orphan diseases.

In 2019, we initiated a Phase 3 clinical trial for our lead drug candidate, larazotide acetate or larazotide, for the treatment of celiac disease. Larazotide has the potential to be a first-to-market therapeutic for celiac disease, an unmet medical need affecting an estimated 1% of the U.S. population or more than 3 million individuals. Patients with celiac disease have no treatment alternative other than a strict lifelong adherence to a gluten-free diet, which is difficult to maintain and can be deficient in key nutrients. In celiac disease, larazotide is the only drug which has successfully met its primary clinical efficacy endpoint with statistical significance in a Phase 2b efficacy trial, which was comprised of 342 patients. We completed the End of Phase 2 meeting with the FDA for the treatment of celiac disease with larazotide and received Fast Track designation. Larazotide has been shown to be safe and effective after being tested in several clinical trials involving nearly 600 patients, most recently in the Phase 2b trial for celiac disease. We have approximately 100 active clinical trial sites with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. Site activation and patient enrollment have recently been impacted by the announcement of the RDD Merger and the COVID-19 pandemic. We continue to monitor the evolving situation with COVID-19, which is likely to directly or indirectly impact the pace of enrollment over the next several months. We currently anticipate a readout from the trial in 2021.

NM-002 is a long-acting injectable GLP-1 analogue being developed for SBS. The compound links exenatide, a GLP-1 analogue to a long-acting linker technology and is designed specifically to address the gastric effects in SBS patients by slowing digestive transit time. The asset uses proprietary XTEN® technology to extend the half-life of exenatide, allowing for once-to twice-per-month dosing, thus potentially increasing convenience for patients and caregivers. NM-002 is patent-protected and has received orphan drug designation by the FDA. The Company plans to start a phase 1b/2a study in 2020 in adult patients suffering from SBS. NM-003 is a proprietary long-acting GLP-2 agonist and NM-004 is a double-cleaved mesalamine with an immunomodulator. These two assets are being evaluated for development in rare and/or orphan indications. Our product development pipeline is currently positioned as described in the table below.

Agreement and Plan of Merger and Reorganization with RDD Pharma, Ltd.

On October 6, 2019, the Company entered into an Agreement and Plan of Merger and Reorganization pursuant to which the Company agreed to acquire all of the outstanding capital stock of privately-held RDD Pharma, Ltd., an Israel corporation (“RDD”), in exchange for common stock issued by the Company to the existing RDD shareholders (the “RDD Merger”). The RDD Merger closed on April 30, 2020. In connection with the RDD Merger, the Company changed its name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc. On April 30, 2020, the Board appointed John Temperato, the Chief Executive Officer of RDD, as Chief Executive Officer of the combined company, 9 Meters Biopharma, Inc. In connection with the RDD Merger, Jay P. Madan, Anthony E. Maida III, Ph.D., M.A., M.B.A., and Saira Ramasastry, M.S., M. Phil., resigned from the board and Mark Sirgo, Pharm.D., Nissim Darvish, M.D., Ph.D., and John Temperato were appointed to the Board.

On May 4, 2020, 9 Meters closed a private placement with accredited investors pursuant to which the Company sold an aggregate of (i) 382,783 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which are convertible into 38,278,300 shares of common stock, and (ii) five-year warrants to purchase up to 382,783 shares of Series A Preferred Stock, which are convertible into 38,278,300 shares of common stock (the “Financing”). The exercise price of the warrants is $58.94 per share of Series A Preferred Stock, subject to adjustments as provided under the terms of the warrants. In addition, broker warrants covering 8,112 units and 10,899 shares of Series A Preferred Stock, which are convertible into 2,712,300 shares of common stock, were issued in connection with the Financing. Gross proceeds from the RDD Merger Financing were approximately $22.6 million with net proceeds of approximately $19.2 million after deducting commission and offering costs.

In connection with the RDD Merger Financing, on April 29, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware creating a new series of authorized preferred stock of the Company designated as the “Series A Convertible Preferred Stock”.

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

As of March 31, 2020, we had an accumulated deficit of $74.2 million. We incurred net losses of $3.6 million and $4.4 million for the three months ended March 31, 2020 and 2019, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

•continue research and development, including preclinical and clinical development of our existing and future product candidates, including larazotide;
•complete integration of operations and personnel associated with the RDD Merger;
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

Other Recent Developments

The effect of the COVID-19 pandemic and its associated restrictions may increase the anticipated aggregate costs for the development of our product candidates and may adversely impact the anticipated timelines for the development of our product candidates by, among other things, causing disruptions in the supply chain for clinical supplies, delays in the timing and pace of subject enrollment in clinical trials and lower than anticipated subject enrollment and completion rates, delays in the review and approval of our regulatory submissions by the FDA and other agencies with respect to our product candidates, and other unforeseen disruptions. The economic impact of the COVID-19 pandemic and its effect on capital markets and investor sentiment may adversely impact our ability to raise capital when needed or on terms favorable to us and our stockholders to fund our development programs and operations. We do not yet know the full extent of potential delays or impacts on our business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our business and financial condition.

Naia Acquisition

On May 6, 2020, the Company entered into and consummated a two-step merger with Naia Rare Diseases, Inc. in accordance with the terms of an Agreement and Plan of Merger (the “Naia Acquisition”). The consideration for the Naia Acquisition at closing consisted of $2.1 million in cash and 4,835,438 shares of common stock, plus the pre-payment of certain operating costs on behalf of Naia totaling $0.1 million. Consideration for the Naia Acquisition also included potential future development and sales milestone payments worth up to $80.4 million and royalties on net sales of certain products to which Naia has exclusive rights by license.

Warrant Exchange

Pursuant to a purchase agreement dated April 29, 2019, we issued warrants to purchase up to 4,318,272 shares of our common stock (the “April Warrants”) and granted the placement agent warrants to purchase up to 215,914 shares of common stock (the “Placement Agent Warrants”). On December 19, 2019, we entered into separate exchange agreements with each of the purchasers of the April Warrants and the Placement Agent Warrants (the “Exchange Agreements”). Pursuant to the Exchange Agreements, we agreed to issue to the purchasers an aggregate of 5,441,023 shares of our common stock (the “Exchange Shares”) at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants. On December 26, 2019, we issued 3,593,714 Exchange Shares in exchange for the cancellation and termination of Exchange Warrants to purchase 2,994,762 shares of common stock. During the three months ended March 31, 2020, we issued 1,847,309 Exchange Shares in exchange for the cancellation and termination of the remaining outstanding Exchange Warrants.

Warrant Extension and Offer to Amend and Exercise

Effective February 6, 2020, we entered into amendments with the holders of our outstanding short-term warrants originally issued March 18, 2019 (the “Short-Term Warrants”) to extend the exercise period of each Short-Term Warrant by six months. The Short-Term Warrants, as amended, are exercisable for up to an aggregate of 4,181,068 shares of our common stock, par value $0.0001 per share, until September 18, 2020. Except as specifically amended, the terms and conditions of each Short-Term Warrant remained in full force and effect and were not affected by this amendment. See “Note 1—Summary of Significant Accounting Policies” to the accompanying financial statements included in this Quarterly Report on Form 10-Q for additional terms of the Short-Term Warrants.

On February 12, 2020, we offered to amend outstanding warrants to purchase an aggregate of 12,346,631 shares of common stock (the “Original Warrants”) held by holders of certain outstanding warrants (the “Offer to Amend and Exercise”). The Original Warrants of eligible holders who elect to participate in the Offer to Amend and Exercise were amended to (i) shorten the exercise period so that they expired concurrently with the closing of the RDD Merger on April 30, 2020 and (ii) reduced the exercise price to $0.10 per share. The amended warrants were required to be exercised for cash, and any cashless exercise provisions in the Original Warrants were omitted. On April 29, 2020, warrants to purchase 12,230,418 shares of common stock were exercised in the Offer to Amend and Exercise for aggregate gross proceeds of approximately $1.2 million.

Amendment to the 2012 Omnibus Incentive Plan

On December 4, 2018, our stockholders approved an amendment to the 2012 Omnibus Incentive Plan (the “Omnibus Plan”) to provide for an additional 3,150,000 shares of common stock to be issued pursuant to the plan and an evergreen provision to automatically increase the number of shares issuable pursuant to the plan on an annual basis for the period commencing January 1, 2019 and ending on January 1, 2022. The plan will automatically terminate on April 30, 2022. Pursuant to the evergreen provision, on January 1, 2020 and 2019, the number of shares of common stock available under the Omnibus Plan automatically increased by 1,973,883 and 1,304,441 shares, respectively.

Research and Development Updates

During 2019, we dosed the first patient in our Phase 3 clinical trial for larazotide in adult patients with celiac disease. We have initiated over 100 clinical trial sites, and we are targeting 630 subjects in the first Phase 3 clinical trial, in three parallel treatment groups, 0.25 mg of larazotide tid, 0.5 mg of larazotide tid and a placebo arm. We currently anticipate a readout from the trial in 2021. In May 2020, we received a thorough QT (TQT) study waiver from the FDA for the Phase 3 trial of larazotide in celiac disease. The waiver supports larazotide’s strong precedent of safety and could potentially streamline the program’s timeline and cost effectiveness.

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

Critical Accounting Policies

Areas of the financial statements where estimates may have the most significant effect include fair value measurements, accrued expenses, share-based compensation, income taxes and management’s assessment of our ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. There have been no material changes to our critical accounting policies described in "Critical Accounting Policies and Use of Estimates" of the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 20, 2020.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth the key components of our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating expenses:
Research and development	$2,598,985	$1,198,315	$1,400,670	117%
General and administrative	1,669,807	3,114,495	(1,444,688)	(46)%
Warrant inducement expense	690,839	—	690,839	100%
Total operating expenses	4,959,631	4,312,810	646,821	15%

Loss from operations	(4,959,631)	(4,312,810)	(646,821)	(15)%
Total other income (expense), net	1,356,630	(121,955)	1,478,585	1,212%

Net loss	$(3,603,001)	$(4,434,765)	$831,764	19%

Research and Development Expense

Research and development expense for the three months ended March 31, 2020, increased approximately $1.4 million, or 117%, as compared to the three months ended March 31, 2019. The increase of approximately $1.4 million was driven primarily by progress in our Phase 3 clinical trial in celiac disease during the three months ended March 31, 2020, including the addition of clinical trial consultants to manage the trial.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2020, decreased approximately $1.4 million, or 46%, as compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease in compensation and personnel benefits of approximately $0.4 million and a decrease in costs associated with operating as a public company of approximately $0.4 million. In addition, non-cash share-based compensation expense decreased by approximately $0.3 million primarily due to restricted stock units issued during the three months ended March 31, 2019 that vested immediately. There were no new equity awards issued during the three months ended March 31, 2020. Business development, patent protection of our intellectual property and other general corporate costs decreased by approximately $0.2 million and professional fees decreased by approximately $0.1 million.

Warrant Inducement Expense

During the three months ended March 31, 2020, we recognized warrant inducement expense of approximately $0.7 million. There was no warrant inducement expense during the three months ended March 31, 2019. The warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the April Warrants exchanged for 1.2 shares of our common stock per warrant, further described in “Note 1-Summary of Significant Accounting Policies” to the accompanying financial statements included in this Quarterly Report on Form 10-Q.
Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2020, changed by approximately $1.5 million, or 1,212%, as compared to the three months ended March 31, 2019. Other expense decreased by approximately $1.3 million due to a one-time expense incurred for the extinguishment of debt during the three months ended March 31, 2019, including the option payment further described in Note 3—Debt. In addition, other income decreased by approximately $0.1 million due to the non-cash change in the fair value of derivative liabilities. These changes were offset by an increase of approximately $0.4 million in interest expense primarily due to the Additional Note issued in January 2020 and a full quarter of expense for the Unsecured Convertible Note issued in March 2019. The non-cash change in fair value of warrant liabilities increased approximately $0.7 million.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2020, we had cash and cash equivalents of approximately $2.7 million, compared to approximately $4.6 million as of December 31, 2019. The decrease in cash was primarily due to expenditures for business operations, research and development and clinical trial costs. These expenses were offset by the issuance of the Additional Note further described below.

On April 29, 2020, we entered into a securities purchase agreement with various investors (the “Private Placement”) pursuant to which we agreed to issue and sell to the investors units consisting of one share of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and one five-year warrant (the "Warrants") to purchase one share of Series A Preferred stock (the "Units"). On May 4, 2020, upon closing of the RDD Merger Financing, we received net proceeds of $19.2 million after deducting placement agent fees and other offering expenses. We used $2.1 million to fund the Naia Merger and we plan to use the remaining funds to progress our current pipeline, including the ongoing Phase 3 clinical trial in celiac disease and initiation of a phase 1b/2a trial in SBS. We expect to incur substantial expenditures in the foreseeable future for the continued development and clinical trials of our product candidates. We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future. We plan to seek funds through debt or equity financings, strategic alliances and licensing arrangements, and other collaborations or sources of financing.

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

Standstill Agreement

In order to preserve cash until completion of the RDD Merger, we entered into a standstill agreement on April 3, 2020, with the Convertible Noteholder (the “Standstill Agreement”). Pursuant to the Standstill Agreement, the Convertible Noteholder will not seek to redeem any portion of the Unsecured Convertible Note between April 1, 2020 and May 31, 2020. The outstanding balance of the Unsecured Convertible Note was increased by $150,000 as partial consideration for the Standstill Agreement. All other terms of the Unsecured Convertible Note remain in full force and effect.

Additional Note

On January 10, 2020, we entered into an additional securities purchase agreement and unsecured convertible promissory note with the Convertible Noteholder in the principal amount of $2,750,000 (the “Additional Note”). The Convertible Noteholder may elect to convert all or a portion of the Additional Note, at any time from time to time into our common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. We may prepay all or a portion of the Additional Note at any time for an amount equal to 115% of then outstanding obligations or the portion of the obligations we are prepaying. The purchase price of the Additional Note was $2.5 million and carries an original issuance discount of $250,000, which is included in the principal amount of the Additional Note.

The Additional Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Additional Note is due on the second anniversary of the date of the Additional Note’s issuance.

At any time after the six-month anniversary of the issuance of the Additional Note, (i) if the average VWAP of our common stock over twenty trading dates exceeds $10.00 per share, we may generally require that the Additional Note convert into share of its common stock at the $3.25 (as adjusted) conversion rate or (ii) 80% of the average of the five lowest VWAP of our common stock over the preceding twenty trading days. The Convertible Noteholder may not redeem more than $500,000 per calendar month during the period between the six-month anniversary of the date of issuance until the first anniversary of the date of issuance and $750,000 per calendar month thereafter. Our obligation or right to deliver our shares upon the conversion or redemption of the Additional Note is subject to a 19.99% cap and subject to a floor price of $3.25 (unless waived by us). Any amounts redeemed or converted once the cap is reached or if the market price is less than the $3.25 floor price must be paid in cash.

If there is an Event of Default under the Additional Note, the Convertible Noteholder may accelerate our obligations or the Convertible Noteholder may elect to increase the outstanding obligations under the Additional Note. The amount of the increase ranges from 15% for certain “Major Defaults,” 10% for failure to obtain the Convertible Noteholder’s approval for certain equity issuances with anti-dilution, price reset or variable pricing features of less than $2,500,000, and 5% for certain “Minor Defaults.” In addition, the Additional Note obligations will be increased if there are delays in our delivery requirements for the shares or cash issuable upon the conversion or redemption of the Additional Note in certain circumstances.

If we issue convertible debt in the future with any terms, including conversion terms, that are more favorable to the terms of the Additional Note, the Convertible Noteholder may elect to incorporate the more favorable terms into the Additional Note. For further details regarding our current debt obligations, see “Note 3—Debt.”

Warrant Tender

On February 12, 2020, we offered to amend the Original Warrants to purchase an aggregate of 12,346,631 shares of common stock held by holders of certain outstanding warrants. The Original Warrants of eligible holders who elect to participate in the Offer to Amend and Exercise were amended to (i) shorten the exercise period to expire concurrently with the closing of the RDD Merger on April 30, 2020 and (ii) reduced the exercise price to $0.10 per share. The amended warrants are required to be exercised for cash, and any cashless exercise provisions in the Original Warrants have been omitted. On April 29, 2020, warrants to purchase 12,230,418 shares of common stock were exercised for aggregate gross proceeds of approximately $1.2 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(2,632,385)	$(4,237,746)
Investing activities	—	—
Financing activities	707,196	10,003,740
Net (decrease) increase in cash and cash equivalents	$(1,925,189)	$5,765,994

Operating Activities

For the three months ended March 31, 2020, our net cash used in operating activities of approximately $2.6 million primarily consisted of a net loss of $3.6 million, a non-cash gain of $1.6 million for the change in the fair value of the warrant liabilities and a non-cash gain of $0.3 million for the change in fair value of the convertible note derivative liabilities. These decreases were offset by adjustments for non-cash warrant inducement expense of $0.7 million, non-cash share-based compensation of approximately $0.3 million, non-cash interest expense of approximately $0.5 million and the net change in operating assets and liabilities of $1.4 million.

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

Investing Activities

We had no cash flows from investing activities for the three months ended March 31, 2020 or 2019.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities of approximately $0.7 million primarily consisted of the proceeds of $2.5 million from the issuance of the Additional Note. These increases were offset by approximately $1.5 million in debt repayments and $0.3 million in stock issuance costs associated with the Warrant Exchange.

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

Capital Requirements

We have not generated any revenue from product sales or any other activities. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize, or out-license, one or more of our product candidates and do not know when, or if, these will occur. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations, including costs associated with being a public company and integrating the operations of RDD.

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

We estimated the present value of the lease payments over the remaining term of the lease using a discount rate of 12%, which represented our estimated incremental borrowing rate. The two-year renewal option was excluded from the lease payments as we concluded the exercise of this option was not considered reasonably certain. See “Note 7—Commitments and Contingencies” in the accompanying financial statement included in this Quarterly Report on Form 10-Q for further details regarding accounting treatment of our lease agreement.

In February 2019, the Company entered into a separation and general release agreement with a former executive that included separation benefits consistent with the former executive’s employment agreement. We recognized severance expense totaling $0.3 million during the three months ended March 31, 2019 that is being paid in equal installments over 12 months beginning February 2019. The accrued severance obligation in respect of the former executive was fully paid as of March 31, 2020 and there were no accrued severance obligations outstanding as of March 31, 2020.

On April 30, 2020, in connection with the RDD Merger, we entered into separation agreements with our former executive officers of Innovate in exchange for certain severance benefits. We recognized severance expense in connection with the former executive officers totaling $0.6 million which is being paid in monthly installments over 12 months beginning May 2020.

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

For further details, see “Note 7—Commitments and Contingencies” in the accompanying financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management identified a material weakness in internal control over financial reporting in connection with our audited financial statements for the year ended December 31, 2018, due to our inability to adequately segregate duties as a result of our limited number of accounting personnel. In an effort to remediate this material weakness during the year ended December 31, 2019, we added two full-time finance positions, a Chief Financial Officer who is serving as Principal Financial Officer and Principal Accounting Officer and a Controller. During the year ended December 31, 2019, we also enhanced our system of internal controls, including improving our segregation of duties. However, management concluded that as of March 31, 2020, our internal controls over financial reporting are ineffective.

Although we are committed to continuing to improve our internal control processes and intend to implement a plan to remediate our material weakness after completion of the RDD Merger, we cannot be certain of the effectiveness of such plan or that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

Changes in Internal Control Over Financial Reporting

As of March 31, 2020, there were no material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

Previously, we reported a claim filed in the Superior Court of the State of Delaware regarding a former consultant of the Company who was compensated in cash and stock options for his services, demanding damages of up to approximately $3.6 million plus punitive damages in connection with a delay in such consultant’s ability and timing to exercise options and sell shares of our common stock related to past consulting services. On October 15, 2019, the court granted our motion to dismiss and concluded the plaintiff failed to sufficiently assert claims. On May 5, 2020, the Supreme Court of the State of Delaware affirmed the dismissal granted by the Superior Court of the State of Delaware on October 15, 2019 with prejudice. As such, we have concluded this matter is closed.

On April 8, 2020, we received a summons and complaint that was filed in the Mecklenburg County Superior Court of North Carolina, regarding a vendor that alleges the Company owes approximately $1.7 million for services rendered prior to February 2019.
We strongly deny any wrongdoing and firmly believe the allegations in each complaint are entirely without merit and intend to defend against them vigorously.
Other than as described above, we are not currently a party to any legal or governmental regulatory proceedings, nor is our management aware of any pending or threatened legal or government regulatory proceedings proposed to be initiated against us that would have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 20, 2020, except that we have closed the RDD Merger, RDD Merger Financing and the Naia Acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 14, 2020, Roy Proujansky, M.D. notified the Company that he would not stand for re-election on the Board of Directors (the “Board”) and would therefore resign effective as of the date of the 2020 stockholder meeting, which is currently anticipated to be June 30, 2020. The resignation from the Board was not due to a disagreement with the Company on any matter relating to its operations, policies or practices.

On December 4, 2019, the Company received a notice from the staff of Nasdaq Market LLC (the “Staff”) it had failed to maintain a minimum market value of $35 million over the previous 30 consecutive business days as required by Nasdaq Listing Rule 5550(b)(2) (the “Rule”). On May 14, 2020, the Company received notice from the Staff that the Company had regained compliance with the Rule and this matter is now closed.

Item 6.

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	EXHIBIT	FILING DATE
4.1	Note issued to Atlas Sciences, LLC		8-K	4.1	January 10, 2020
4.2	Form of Amendment to Short-Term Common Stock Purchase Warrant, dated February 6, 2020		8-K	4.1	February 12, 2020
10.1	Note Purchase Agreement, dated January 10, 2020, by and between the Company and Atlas Sciences, LLC		8-K	10.1	January 10, 2020
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

9 METERS BIOPHARMA, INC.
a Delaware corporation

Date:	May 15, 2020	By:	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Principal Accounting Officer)