Form 10-Q
period 2020-06-30
9 METERS BIOPHARMA, INC.
filed 2020-08-13
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
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

As of August 10, 2020, the registrant had 138,933,764 shares of common stock, par value $0.0001 per share, issued and outstanding.
.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

9 METERS BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$13,473,467	$4,592,932
Restricted deposit	75,000	75,000
Prepaid expenses and other current assets	1,061,273	555,052
Total current assets	14,609,740	5,222,984

Property and equipment, net	52,104	25,422
Right-of-use asset	14,705	42,830
Other assets	5,580	5,580
Total assets	$14,682,129	$5,296,816

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$3,447,824	$3,890,094
Accrued expenses	3,284,095	4,747,751
Convertible notes payable, net	4,484,277	3,184,655
Derivative liabilities	247,000	408,000
Warrant liabilities	—	2,637,500
Accrued interest	136,942	—
Lease liability, current portion	14,705	42,830
Total current liabilities	11,614,843	14,910,830

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Preferred stock $0.0001 par value, 10,000,000 shares authorized; 382,779 shares issued and 0 outstanding as of June 30, 2020 (unaudited); 0 issued and outstanding as of December 31, 2019	—	—
Common stock - $0.0001 par value, 350,000,000 shares authorized; 136,232,886 and 39,477,667 shares issued and outstanding as of June 30, 2020 (unaudited) and December 31, 2019, respectively	13,625	3,948
Additional paid-in capital	121,818,976	60,946,816
Accumulated deficit	(118,765,315)	(70,564,778)
Total stockholders’ equity (deficit)	3,067,286	(9,614,014)
Total liabilities and stockholders’ equity (deficit)	$14,682,129	$5,296,816
See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$444,817	$3,073,344	$3,043,802	$4,271,659
Acquired in-process research and development	32,266,893	—	32,266,893	—
General and administrative	5,659,721	3,049,711	7,329,528	6,164,206
Warrant inducement expense	6,467,048	—	7,157,887	—
Total operating expenses	44,838,479	6,123,055	49,798,110	10,435,865

Loss from operations	(44,838,479)	(6,123,055)	(49,798,110)	(10,435,865)

Other income (expense):
Interest income	8,550	72,641	21,365	99,097
Interest expense	(1,019,307)	(431,626)	(1,592,292)	(858,871)
Loss on extinguishment of convertible note payable	—	—	—	(1,049,166)
Change in fair value of derivative liability and extinguishment of derivative liability	193,000	181,000	531,000	652,000
Change in fair value of warrant liabilities	1,058,700	1,812,800	2,637,500	2,669,800
Total other income (expense), net	240,943	1,634,815	1,597,573	1,512,860

Loss before income taxes	(44,597,536)	(4,488,240)	(48,200,537)	(8,923,005)
Benefit from income taxes	—	—	—	—

Net loss	$(44,597,536)	$(4,488,240)	$(48,200,537)	$(8,923,005)

Net loss per common share, basic and diluted	$(0.57)	$(0.13)	$(0.81)	$(0.29)

Weighted-average common shares, basic and diluted	78,584,900	33,973,788	59,873,598	30,631,601

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Three and Six Months Ended June 30, 2020
	Series A Preferred Shares	Series A Preferred Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2019	—	$—	39,477,667	$3,948	$60,946,816	$(70,564,778)	$(9,614,014)
Warrant exchange	—	—	1,847,309	185	690,654	—	690,839
Share-based compensation	—	—	—	—	276,000	—	276,000
Stock issuance costs - Warrant exchange (FN-1)	—	—	—	—	(300,000)	—	(300,000)
Net loss	—	—	—	—	—	(3,603,001)	(3,603,001)
Balance as of March 31, 2020	—	—	41,324,976	4,133	61,613,470	(74,167,779)	(12,550,176)
Issuance of common stock (RDD & Naia mergers)	—	—	42,695,948	4,270	28,749,756	—	28,754,026
Issuance of preferred stock and warrants (FN-1)	382,779	38	—	—	22,560,956	—	22,560,994
Stock issuance costs	—	—	—	—	(3,589,703)	—	(3,589,703)
Share-based compensation	—	—	—	—	4,021,000	—	4,021,000
Exercise of warrants	—	—	12,230,418	1,223	1,217,778	—	1,219,001
Inducement expense	—	—	—	—	6,467,048	—	6,467,048
Conversion of convertible debt and accrued interest	—	—	1,287,696	129	574,871	—	575,000
Beneficial conversion feature	—	—	—	—	207,632	—	207,632
Conversion of preferred stock to common stock	(382,779)	(38)	38,277,900	3,828	(3,790)	—	—
Issuance of RSUs	—	—	415,948	42	(42)	—	—
Net loss	—	—	—	—	—	(44,597,536)	(44,597,536)
Balance as of June 30, 2020	—	$—	136,232,886	$13,625	$121,818,976	$(118,765,315)	$3,067,286

Three and Six Months Ended June 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2018	26,088,820	$2,609	$39,854,297	$(43,515,970)	$(3,659,064)
Issuance of common stock and warrants	4,886,782	489	11,474,766	—	11,475,255
Allocation of warrants to liabilities	—	—	(1,970,000)	—	(1,970,000)
Stock issuance costs	—	—	(319,819)	—	(319,819)
Share-based compensation	—	—	526,000	—	526,000
Issuance of RSUs	90,000	9	(9)	—	—
Net loss	—	—	—	(4,434,765)	(4,434,765)
Balance as of March 31, 2019	31,065,602	3,107	49,565,235	(47,950,735)	1,617,607
Issuance of common stock and warrants	4,318,272	432	8,744,069	—	8,744,501
Allocation of warrants to liabilities	—	—	(1,360,000)	—	(1,360,000)
Stock issuance costs	—	—	(389,623)	—	(389,623)
Exercise of stock options	100,079	10	30,054	—	30,064
Issuance of RSUs	400,000	40	(40)	—	—
Share-based compensation	—	—	852,000	—	852,000
Net loss	—	—	—	(4,488,240)	(4,488,240)
Balance as of June 30, 2019	35,883,953	$3,589	$57,441,695	$(52,438,975)	$5,006,309

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(48,200,537)	$(8,923,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,297,000	1,378,000
Write-off of deferred offering costs	—	100,056
Accrued interest on convertible notes	136,942	174,166
Amortization of debt discount	1,154,847	382,212
Beneficial conversion feature	207,632	—
Depreciation	9,745	10,413
Loss on disposal and write-offs of property and equipment	7,031	—
Change in fair value of derivative liability	(531,000)	(282,000)
Change in fair value of warrant liability	(2,637,500)	(2,669,800)
Warrant inducement expense	7,157,887	—
Acquired in-process research and development	28,754,026	—
Extinguishment of derivative liability	—	(370,000)
Loss on extinguishment of debt	—	1,049,166
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	(506,221)	(592,375)
Accounts payable	(526,498)	(1,058,692)
Accrued expenses	1,764,111	147,764
Accrued interest	82,579	(101,624)
Net cash used in operating activities	(8,829,956)	(10,755,719)
Cash flows from investing activities
Purchase of property and equipment	(2,543)	(9,475)
Purchase of in-process research and development, net of assets acquired	(3,184,454)	—
Net cash used in investing activities	(3,186,997)	(9,475)
Cash flows from financing activities
Borrowings from convertible notes	2,500,000	5,000,000
Payments of convertible notes	(1,469,804)	(6,245,833)
Payments of debt issuance costs	(23,000)	(57,000)
Proceeds from the exercise of stock options	—	15,574
Proceeds from issuance of common stock and warrants	—	20,706,919
Proceeds from issuance of preferred stock and warrants	22,560,994	—
Payment of offering costs	(3,889,703)	(1,045,468)
Proceeds from exercise of warrants	1,219,001	—
Net cash provided by financing activities	20,897,488	18,374,192
Net increase in cash and cash equivalents	8,880,535	7,608,998
Cash and cash equivalents as of beginning of period	4,592,932	5,728,900
Cash and cash equivalents as of end of period	$13,473,467	$13,337,898

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$54,578	$418,927

Supplemental disclosure of non-cash financing activities
Conversion of convertible notes and accrued interest to common stock	$575,000	$—
Non-cash addition of derivative liability	$370,000	$1,281,000
Addition of non-cash stock issuance and deferred offering costs	$28,754,026	$151,137
Receivable for stock options and warrants exercised	$—	$14,490

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

9 Meters Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on orphan, rare and unmet needs in gastroenterology. The Company’s pipeline includes drug candidates for NM-002, a proprietary long-acting GLP-1 agonist for short bowel syndrome (SBS), an orphan designated disease and larazotide, a Phase 3 tight junction regulator being evaluated for celiac disease.

On April 30, 2020, the Company completed its merger with privately-held RDD Pharma, Ltd., an Israel corporation (“RDD”) (the “RDD Merger”) and changed its name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 20, 2020.

Except as noted below under the section entitled “Recently Issued Accounting Standards—Accounting Pronouncements Adopted,” there have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2020, as compared to the significant accounting policies disclosed in Note 1 of the Company’s financial statements for the years ended December 31, 2019 and 2018 included in the Company’s Annual Report on Form 10-K. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

Basis of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Shelf Registration Filing

On March 15, 2018, the Company filed a shelf registration statement that was declared effective on July 13, 2018. Under the shelf registration statement, the Company may, from time to time, sell its common stock in one or more offerings up to an aggregate dollar amount of $175 million (Prior to the program’s termination on March 19, 2020, $40 million of this amount could be sold in an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (“ATM”)). In addition, the selling stockholders included in the shelf registration statement may from time to time sell up to an aggregate amount of 13,990,403 shares of the Company’s common stock (including up to 2,051,771 shares issuable upon exercise of warrants) in one or more offerings.

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement related to an ATM pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through SunTrust Robinson Humphrey, as sales agent, for general corporate purposes. As of August 12, 2020, the Company had not sold any shares under the ATM. See Note 9—Subsequent Events for additional details.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The March Long-Term Warrants issued were exercisable for five years commencing on the six-month anniversary of March 18, 2019, had an initial exercise price of $2.56 per share, subject to certain adjustments, and had an expiration date of March 18, 2024. The Short-Term Warrants were originally exercisable for a period of one year from March 18, 2019, had an expiration date of March 18, 2020 and had an initial exercise price of $4.00 per share, subject to certain adjustments. The Short-Term Warrants and March Long-Term Warrants were accounted for as warrant liabilities in accordance with Accounting Standards Codification (“ASC”) 480—Distinguishing Liabilities from Equity.

On February 6, 2020, the Company and the holders of the Company’s outstanding Short-Term Warrants amended the Short-Term Warrants to extend the exercise period of each Short-Term Warrant by six months. The Short-Term Warrants, as amended, were exercisable for up to an aggregate of 4,181,068 shares of the Company’s common stock, par value $0.0001 per share, until September 18, 2020. In addition, on February 12, 2020, the Company offered to amend outstanding warrants, including the Short-Term Warrants, to (i) shorten the exercise period to expire concurrently with the closing of the RDD Merger on April 30, 2020 and (ii) reduce the exercise price to $0.10 per share (the “Offer to Amend and Exercise”). All other terms of each Short-Term Warrant remained in full force and effect and were not impacted by this amendment. On April 29, 2020, upon closing of the Offer to Amend and Exercise, the Short-Term Warrants were fully exercised at an exercise price of $0.10 per share.

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

The New Warrants were exercisable for five years beginning on the six-month anniversary of the date of issuance until the five-year anniversary of their date of issuance. The New Warrants had an initial exercise price equal to $2.13 per share, subject to certain adjustments. The New Warrants were accounted for as warrant liabilities in accordance with ASC 480—Distinguishing Liabilities from Equity.

Offer to Amend and Exercise

On February 12, 2020, the Company offered to amend certain outstanding warrants in the Offer to Amend and Exercise. The warrants amended included the warrants classified as equity issued in 2018 (the “2018 Equity Warrants”), the outstanding Short-Term Warrants and the outstanding March Long-Term Warrants and the New Warrants. On April 29, 2020, an aggregate of 12,230,418 shares of common stock were tendered, amended and exercised for $0.10 per share for aggregate gross proceeds of approximately $1.2 million. All of the Short-Term Warrants, March Long-Term Warrants and New Warrants were fully exercised at an exercise price of $0.10 per share.

April 2019 Offering

On April 29, 2019, the Company entered into a Securities Purchase Agreement (the “April Purchase Agreement”) with certain institutional and accredited investors providing for the sale by the Company of up to 4,318,272 shares of its common stock at a purchase price of $2.025 per share.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The net proceeds from the offering and the private placement were approximately $7.9 million, after deducting commissions and estimated offering costs. The Company granted the placement agent warrants to purchase up to 215,914 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants had substantially the same terms as the April Warrants, except that the Placement Agent Warrants had an exercise price of $2.53 per share and had a term of 5 years from the effective date of the offering. The Company also paid the placement agent a reimbursement for non-accountable expenses in the amount of $35,000 and a reimbursement for legal fees and expenses of the placement agent in the amount of $25,000. On December 19, 2019, the Company and each of the purchasers of the April Warrants and Placement Agent Warrants (collectively, the “Exchange Warrants”) entered into separate exchange agreements (the “Exchange Agreement”), pursuant to which the Company agreed to issue to the purchasers an aggregate of 5,441,023 shares of the Company’s common stock (the “Exchange Shares”), at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding Exchange Warrants. See “Fair Value of Financial Instruments” below for additional details.

RDD Merger Financing

On April 29, 2020, the Company entered into a securities purchase agreement with various investors (the “Private Placement”) pursuant to which the Company agreed to issue and sell to the investors units consisting of one share of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and one five-year warrant (the "Warrants") to purchase one share of Series A Preferred stock (the "Units"). On May 4, 2020, the Company closed the Private Placement with accredited investors pursuant to which the Company sold an aggregate of (i) 382,779 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, which converted into 38,277,900 shares of common stock on June 30, 2020, and (ii) five-year warrants to purchase up to 382,779 shares of Series A Preferred Stock (the “Preferred Warrants”), which are convertible into 38,277,900 shares of common stock (the “RDD Merger Financing”). The exercise price of the warrants is $58.94 per share of Series A Preferred Stock, subject to adjustments as provided under the terms of the warrants. In addition, broker warrants covering 8,112 Units and broker warrants covering 10,899 shares of Series A Preferred Stock, which are convertible into 2,712,300 shares of common stock, were issued in connection with the RDD Merger Financing. Gross proceeds from the RDD Merger Financing were approximately $22.6 million with net proceeds of approximately $19.2 million after deducting commissions and estimated offering costs. See Note 3—Merger & Acquisition for additional details.

Business Risks

The Company faces risks, including those associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, risks related to the potential effects of the ongoing coronavirus outbreak and related mitigation efforts on the Company's clinical, financial and operational activities, the Company’s need for additional financing to achieve key development milestones, the need to defend intellectual property rights, and the dependence on key members of management. See Note 2—Liquidity and Going Concern for further discussion of the risks related to the coronavirus outbreak.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Areas of the financial statements where estimates may have the most significant effect include accrued expenses, share-based compensation, valuation of the derivative liability and warrant liabilities, valuation allowance for income tax assets, management’s estimate of the acquisition costs associated with acquired in-process research and development and management’s assessment of the Company’s ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Accrued expenses consisted of the following:

	June 30, 2020 (Unaudited)	December 31, 2019
Accrued compensation and benefits	$1,105,521	$574,332
Accrued clinical expenses	1,995,441	4,143,269
Other accrued expenses	183,133	30,150
Total	$3,284,095	$4,747,751

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the condensed consolidated balance sheet at fair value. The Company’s derivative financial instruments consist of embedded options in the Company’s convertible notes. The embedded derivatives include provisions that provide the noteholder with certain conversion and put rights at various conversion or redemption values as well as certain call options for the Company. See Note 4—Debt for further details.

Classification of Warrants
The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, to determine whether the warrants should be classified as equity or liability. The warrants the Company issued during 2019 are freestanding financial instruments that contain net settlement options and may require the Company to settle these warrants in cash under certain circumstances. As such, the Company has classified these warrants as liabilities on the accompanying condensed consolidated balance sheets. The warrant liabilities were initially recorded at fair value on the date of issuance and were subsequently re-measured to fair value at each balance sheet date until the warrant liabilities were exercised. Changes in the fair value of the warrants are recognized as a non-cash component of other income and expense in the accompanying condensed consolidated statements of operations and comprehensive loss. All of the warrants accounted for as warrant liabilities have been exercised or settled as of June 30, 2020.
On May 4, 2020, the Company issued the Preferred Warrants, which are freestanding financial instruments that give the warrant holder the right but not the obligation to purchase the equity security at the warrant exercise price. The Company is not required to settle these warrants in cash and as such, the Company has classified these warrants as equity on the accompanying condensed consolidated balance sheets.
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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the goods have been received or when the activity is performed, rather than when payment is made.

Acquired In-process Research and Development

The Company has acquired, and may in the future acquire, rights to develop and commercialize new drug candidates and/or other in-process research and development assets. The up-front acquisition payments, as well as future milestone payments that are deemed probable to achieve and do not meet the definition of a derivative, are expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing, and, absent obtaining such approval, have no alternative future use.

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

•
Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Due to limited history of stock option exercises, the Company estimates the expected term of employee stock options based on the simplified method, which calculates the expected term as the average of the time-to-vesting and the contractual life of the options. Pursuant to Accounting Standards Update (“ASU”) 2018-07, the Company has elected to use the contractual life of the option as the expected term for non-employee options.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Financial instruments recorded in the accompanying condensed consolidated balance sheets are categorized based on the inputs to valuation techniques as follows:

•Level 1 - defined as observable inputs based on unadjusted quoted prices for identical instruments in active markets;

•Level 2 - defined as inputs other than Level 1 that are either directly or indirectly observable in the marketplace for identical or similar instruments in markets that are not active; and

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

•Level 3 - defined as unobservable inputs in which little or no market data exists where valuations are derived from techniques in which one or more significant inputs are unobservable.

The fair value of the embedded derivative issued in connection with the Unsecured Convertible Note and the Additional Note, further described in Note 4—Debt, was determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivative associated with each note. As part of the MCS valuation, a discounted cash flow (“DCF”) model is used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity of the convertible debt and calculated discount rate, which includes an estimate of the Company’s specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including: (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate and (vi) the number of paths.

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The table below summarizes the valuation inputs into the MCS model for the derivative liability associated with the Unsecured Convertible Note and the Additional Convertible Note on their respective dates of issuance as of March 8, 2019 and January 10, 2020, respectively, and at the end of the period as of June 30, 2020.

	Derivative Liability
	June 30,	January 10,	March 8,
	2020	2020	2019
Expected dividend yield
Discount rate	24.5%	21.6%	29.3%
Expected stock price volatility	76.7%	103.9%	101.1%
Risk-free interest rate	0.2%	1.6%	2.5%
Expected term	1.1 years	2 years	2 years
Price of the underlying common stock	$0.57	$0.65	$1.99

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

Upon a fundamental transaction (as defined in the applicable warrant agreement), each holder of Short-Term Warrants and each holder of the March Long-Term Warrants and New Warrants (collectively, the “Long-Term Warrants”) can elect to require the Company or a successor entity to purchase such holder’s outstanding, unexercised warrants for a cash payment (or under certain circumstances other consideration) equal to the Black-Scholes value of the warrants on the date of consummation of the fundamental transaction, calculated in accordance with the terms and using the assumptions specified in the applicable warrant agreement. Due to the RDD Merger, the Company entered into the Exchange Agreements with the holders of the Exchange Warrants, pursuant to which the Company agreed to issue the purchasers an aggregate of 5,441,023 shares in exchange for the cancellation and termination of the Exchange Warrants. On December 26, 2019, an aggregate of 2,994,762 warrants were exchanged for 3,593,714 shares of the Company’s common stock. During the six months ended June 30, 2020, 1,539,424 warrants were exchanged for 1,847,309 shares of the Company’s common stock. In addition, the Company amended the Short-Term Warrants and Long-Term Warrants in the Offer to Amend in Exercise on February 12, 2020. Management assumed that the holders of the Short-Term Warrants and Long-Term Warrants would elect to receive cash payments under the respective warrant agreements following completion of the RDD Merger. As such, the Company determined the fair value of the Short-Term Warrants and Long-Term Warrants immediately prior to the Offer to Amend and Exercise, for financial reporting purposes, through the use of the Black-Scholes model. Subsequent to the Offer to Amend and Exercise, the Company determined the fair value of the Short-Term Warrants and Long-Term Warrants using the reduced exercise price of $0.10 as of March 31, 2020 and April 28, 2020. The estimates underlying the assumptions used in both the MCS model and Black-Scholes model are subject to risks and uncertainties and may change over time, and the assumptions used in both the MCS model and the Black-Scholes model for financial reporting purposes

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

generally differ from the assumptions that would be applied in determining a payout under the applicable warrant agreements. These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3.

The Company recognized a gain in fair value of the Short-Term Warrants and Long-Term Warrants of approximately $1.1 million and $2.6 million during the three and six months ended June 30, 2020, respectively, and $1.8 million and $2.7 million during the three and six months ended June 30, 2019, respectively. All of the Short-Term Warrants and Long-Term Warrants were exercised in the Offer to Amend and Exercise, which closed on April 29, 2020. During the three and six months ended June 30, 2020, the Company recognized warrant inducement expense of approximately $6.5 million and $7.2 million, respectively. There was no warrant inducement expense recognized during the three and six months ended June 30, 2019. The warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the Exchange Warrants and exercise of the warrants in the Offer to Amend and Exercise.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$247,000	$247,000
Warrant liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$247,000	$247,000

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$408,000	$408,000
Warrant liabilities	—	—	2,637,500	2,637,500
Total liabilities at fair value	$—	$—	$3,045,500	$3,045,500

The following table summarizes the changes in fair value of the derivative liability and warrant liabilities classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

Six Months Ended June 30, 2020
Beginning balance as of December 31, 2019	$3,045,500
Issuance of derivative liability (the Additional Note)	370,000
Exchange of the April Warrants	(380,600)
Change in fair value of warrant liabilities	(1,198,200)
Change in fair value of derivative liability	(531,000)
Exercise of the Short-Term Warrants and Long-Term Warrants	(1,058,700)
Ending balance as of June 30, 2020	$247,000

The amount of total gain for the period included in earnings attributable to the change in unrealized gains relating to the fair value liabilities still held at the end of the period	$531,000

The cumulative unrealized gain relating to the change in fair value of the derivative liability and warrant liabilities of $1,729,200, the gain on exercise of the warrants in the Offer to Amend and Exercise of $1,058,700 and the gain on exchange of the April Warrants of $380,600 for the six months ended June 30, 2020 is included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of June 30, 2020 and December 31, 2019, the recorded values of cash and cash equivalents, restricted deposit, accounts payable, accrued expenses and convertible promissory notes approximate their fair values due to the short-term nature of the instruments.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $108,000 and $126,000 for the three months ended June 30, 2020 and 2019, respectively, and $193,000 and $287,000 for the six months ended June 30, 2020 and 2019, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the three and six months ended June 30, 2020 and 2019, 54.0 million and 24.5 million potentially dilutive securities related to warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

	Six Months Ended June 30,
	2020	2019
Options outstanding under the Private Innovate Plan	6,028,781	6,240,792
Options outstanding under the Omnibus Plan	5,651,726	1,266,546
Options outstanding under the Option Grant Agreements granted to RDD Employees	1,014,173	—
Warrants issued at a weighted-average exercise price of $55.31	154,403	154,403
Warrants issued at an exercise price of $2.54	2,233	349,555
Warrants issued at an exercise price of $3.18	113,980	1,410,358
Warrants issued at an exercise price of $0.5894	40,990,200	—
Short-term warrants issued at an exercise price of $4.00	—	4,181,068
Long-term warrants issued at a weighted-average exercise price of $2.24	—	10,939,830
Total	53,955,496	24,542,552

Segments

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one operating segment and the Company’s primary operations are in North America.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard no longer requires public companies to disclose transfers between Level 1 and 2 of the fair value hierarchy and adds additional disclosure requirements about the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted this guidance effective January 1, 2020 and the adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements being Evaluated

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 amends the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted and the Company is currently evaluating the impact this standard will have on the Company’s consolidated financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although, the Company received gross proceeds of approximately $22.6 million upon completion of the RDD Merger Financing, further described in Note 1—Summary of Significant Accounting Policies, the Company expects to incur substantial losses in the future as it conducts planned operating activities. Based on the Company’s limited operating history, recurring negative cash flows from operations, current plans and available resources, the Company will need substantial additional funding to support its planned and future operating activities, including progression of research and development programs. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about the Company’s ability to continue as a going concern for at least 1 year following the date these financial statements are issued.

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

There can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, on a timely basis or at all. The failure to obtain sufficient additional funding or enter into strategic partnerships could adversely affect the Company’s ability to achieve its business objectives and product development timelines and could have a material adverse effect on the Company’s results of operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 3: MERGER AND ACQUISITION

RDD Merger

On April 30, 2020, the Company completed its merger with RDD. Upon closing of the RDD Merger, the Company issued the RDD shareholders upfront consideration consisting of 37,860,510 shares of the Company’s common stock. In addition, the Company assumed 1,014,173 options that had been previously issued to RDD employees. See Note 7—Share-based Compensation for additional details regarding the options assumed.

Naia Acquisition

On May 6, 2020, the Company consummated its merger with Naia Rare Diseases, Inc. in accordance with the terms of an Agreement and Plan of Merger (the “Naia Acquisition”). The consideration for the Naia Acquisition at closing consisted of $2.1 million in cash and 4,835,438 shares of common stock, plus the pre-payment of certain operating costs on behalf of Naia totaling $0.1 million. Consideration for the Naia Acquisition also included future development and sales milestone payments worth up to $80.4 million and royalties on net sales of certain products to which Naia has exclusive rights by license.

Accounting Treatment

Both the RDD Merger and the Naia Acquisition were accounted for as asset acquisitions under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The net tangible and intangible assets acquired, and liabilities assumed in connection with the transactions were recorded at their estimated fair values on the respective dates of acquisition. The excess of purchase price over fair value of identified assets acquired and liabilities assumed was expensed as in-process research and development. The Company acquired the RDD net assets for shares of the Company’s common stock valued at $26.6 million and assumed liabilities of $1.3 million. The net assets received were less than $0.1 million. The Company acquired the Naia technology for $2.1 million in cash, common stock valued at $2.2 million, excluding contingent consideration, and the pre-payment of certain operating costs on behalf of Naia totaling $0.1 million. No contingent consideration associated with the Naia Acquisition was recorded as of June 30, 2020 since the related development and sales milestones were not deemed probable. See Note 9—Subsequent Events for recent developments that occurred subsequent to June 30, 2020. As a result of the RDD Merger and the Naia Acquisition, approximately $32.3 million was expensed as acquired in-process research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 4: DEBT

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

The various conversion and redemption features contained in the Unsecured Convertible Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

$1.3 million. Amortization of debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

The Unsecured Convertible Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Unsecured Convertible Note is due on the second-year anniversary of the Unsecured Convertible Note’s issuance. During the six months ended June 30, 2020, the Company made principal payments of $2.0 million on the Unsecured Convertible Note, consisting of $1.5 million in cash payments and $0.5 million in stock conversions. There were no principal payments made on the Unsecured Convertible Note during the three and six months ended June 30, 2019. The principal amount of $0.5 million and accrued interest of $0.1 million were converted into 1,287,696 shares of the Company’s common stock at a weighted-average exercise price of $0.45, which reflected a discount of approximately 26% (the “Conversion Discount”). The Conversion Discount represented a beneficial conversion feature of approximately $0.2 million which was recorded as a charge to interest expense and a credit to additional paid-in capital in the accompanying condensed consolidated financial statements.

At any time after the six-month anniversary of the issuance of the Unsecured Convertible Note, (i) if the average volume weighted average price (“VWAP”) over twenty trading dates exceeds $10.00 per share, the Company may generally require that the Unsecured Convertible Note convert into shares of its common stock at the $3.25 (as adjusted) conversion price, and (ii) the Convertible Noteholder may elect to require all or a portion of the Unsecured Convertible Note be redeemed by the Company. If the Convertible Noteholder requires a redemption, the Company, at its discretion, may pay the redeemed portion of the Unsecured Convertible Note in cash or in the Company’s common stock at a conversion rate equal to the lesser of (i) the $3.25 (as adjusted) conversion rate or (ii) 80% of the average of the five lowest volume weighted average price of the Company’s Common Stock over the preceding twenty trading days. The Convertible Noteholder may not redeem more than $500,000 per calendar month during the period between the six-month anniversary of the date of issuance until the first-year anniversary of the date of issuance and $750,000 per calendar month thereafter. The obligation or right of the Company to deliver its shares upon the conversion or redemption of the Unsecured Convertible Note is subject to a 19.99% cap and subject to a floor price trading price of $3.25 (unless waived by the Company). Any amounts redeemed once the cap is reached or if the market price is less than the $3.25 floor price must be paid in cash.

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

Standstill Agreement

On April 3, 2020, the Company entered into a standstill agreement with the Convertible Noteholder (the “Standstill Agreement”). Pursuant to the Standstill Agreement, the Convertible Noteholder will not seek to redeem any portion of the Unsecured Convertible Note between April 1, 2020 and May 31, 2020. The outstanding balance of the Unsecured Convertible Note was increased by $150,000 on April 3, 2020 as consideration for the Standstill Agreement and was recorded as interest expense during the three and six months ended June 30, 2020. All other terms of the Unsecured Convertible Note remain in full force and effect.

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

The various conversion and redemption features contained in the Additional Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $0.4 million. Amortization

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

of debt discount and accretion of the OID for the Additional Note recorded as interest expense was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2020.

The Additional Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Additional Note is due on the second anniversary of the date of the Additional Note’s issuance. There were no principal payments made on the Additional Note during the six months ended June 30, 2020.

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

The convertible notes payable as of June 30, 2020 and December 31, 2019 consists of the following:

	June 30, 2020 (Unaudited)	December 31, 2019
Convertible Notes	$8,400,000	$5,500,000
Less: principal payments of debt	(3,506,951)	(1,544,724)
Less: unamortized debt discount and OID accretion	(408,772)	(770,621)
Total	$4,484,277	$3,184,655

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

There were no milestone or royalty fees incurred during the six months ended June 30, 2020 and 2019.

In connection with the Naia Acquisition, we entered into two amended and restated license agreements with Amunix Pharmaceuticals, Inc. (“Amunix”), pursuant to which we received an exclusive, worldwide, royalty-bearing license, with rights of sublicense, to lead molecules GLP-1 and GLP-2 along with a related XTEN sequence and other intellectual property referenced therein (the “Amunix Licenses”). Also in connection with the Naia Acquisition, we entered into an amended and restated license agreement with Cedars-Sinai Medical Center (“Cedars”), pursuant to which we licensed the rights to GLP-1 Agonist for the treatment of SBS (the “Cedars License” and together with the Amunix Licenses, the “Naia Licenses”). Collectively, the Naia Licenses are intended to support our development of a therapy to treat SBS.

Naia paid initial licenses fees and other development milestone payments due under the Naia Licenses prior to the Naia Acquisition, therefore, we did not pay any initial licenses fees upon the amendment and restatement of the original Naia Licenses. Pursuant to the terms of the Amunix Licenses, we agreed to expend in certain minimum financial amounts in direct support of development of the GLP-1 and GLP-2 products during specified development stages.

As consideration under the Amunix License for GLP-1, we agreed to pay Amunix certain royalty payments and (i) $70.4 million in milestone payments upon achievement of future development and sales milestones in the U.S. and major EU countries,

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(ii) $20.5 million in milestone payments upon achievement of future development and sales milestones in China and certain related territories, and (iii) $20.5 million in milestone payments upon achievement of future development and sales milestones in South Korean and certain other east Asian countries. As consideration under the Amunix License for GLP-2, we agreed to pay Amunix certain royalty payments and $60.1 million in milestone payments upon achievement of future development and sales milestones in the U.S. and major EU countries.

As consideration under the Cedars License, we agreed to pay Cedars certain royalty payments and approximately $9.4 million in milestone payments upon achievement of future development and sales milestones.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital stock consists of 360 million shares of capital stock, par value $0.0001 per share, of which 350 million shares are designated as common stock and 10 million shares are designated as preferred stock.

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Board to issue preferred stock in one or more classes or one or more series within any class from time to time. Voting powers, designations, preferences, qualifications, limitations, restrictions or other rights will be determined by the Board at that time. On April 29, 2020, the Board designated 600,000 shares of preferred stock as Series A Preferred Stock, par value of $0.0001 per share.

On May 4, 2020, the Company closed the Private Placement, further described in Note 1—Summary of Significant Accounting Policies, pursuant to which the Company sold an aggregate of 382,779 shares of Series A Preferred Stock, par value $0.0001, which were convertible into 38,277,900 shares of common stock. The Series A Preferred Stock was classified as equity in accordance with ASC 480—Distinguishing Liabilities from Equity. Shares of the Series A Preferred Stock and Series A Preferred Warrants were valued using the relative fair value method. The Series A Preferred Warrants were valued using a Black Scholes option pricing model. The Company determined the transaction created a beneficial conversion feature of approximately $3.1 million. The table below summarizes the inputs for the Black Scholes option pricing model on the date of issuance.

	May 4, 2020 (Unaudited)
Conversion price	$0.5894
Expected stock price volatility	73.7%
Risk-free interest rate	0.4%
Expected term	5	years
Price of the underlying common stock	$0.50

As of May 4, 2020, the stated value of the issued and outstanding Series A Preferred Stock and Series A Preferred Warrants was approximately $12.5 million and $7.0 million, respectively. On June 30, 2020, the Company’s outstanding Series A Preferred Stock automatically converted into 38,277,900 shares of common stock upon receipt of stockholder approval. Upon conversion of the Series A Preferred Stock, the Company reclassified the carrying value of the Series A Preferred Stock to common stock and additional paid-in capital.

There were 382,779 shares of preferred stock issued as of June 30, 2020. There were no shares of preferred stock outstanding as of June 30, 2020 and December 31, 2019.

Liquidation Preference

Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, holders of the Series A Preferred Stock (the “Preferred Holders”) were entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Series A Preferred Stock were fully converted.

Dividends

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Except for stock dividends or distributions for which adjustments are to be made in accordance with Section 7 of the Series A Certificate of Designation, the Preferred Holders were entitled to receive dividends on shares of the Series A Preferred Stock equal to, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends paid on shares of the Common Stock, if such dividends were paid on shares of the Common Stock.

Voting

The Preferred Holders had no voting rights.

Conversion

Each share of Series A Preferred Stock was convertible into 100 shares of fully paid and non-assessable shares of Common Stock. Each issued and outstanding shares of Series A Preferred Stock was automatically converted without the payment of additional consideration into 100 shares of fully paid and non-assessable shares of Common Stock on the date the Company’s stockholders approved the conversion of the Series A Preferred Stock in accordance with the Nasdaq Stock Market Rules, without any further action by the Preferred Holder or the Company.

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

There were 136,232,886 and 39,477,667 shares of common stock outstanding as of June 30, 2020 and December 31, 2019, respectively. The Company had reserved shares of common stock for future issuance as follows:

	June 30,	December 31,
	2020 (Unaudited)	2019
Outstanding stock options	12,694,680	8,781,615
Warrants to purchase common stock	41,260,816	14,040,452
Shares issuable upon conversion of convertible debt	1,547,689	1,217,008
For possible future issuance under the Omnibus Plan	14,726,818	1,102,739
Total common shares reserved for future issuance	70,230,003	25,141,814

On December 19, 2019, the Company and each of the purchasers of the April Warrants and Placement Agent Warrants entered into the Exchange Agreements, pursuant to which the Company agreed to issue the purchasers an aggregate of 5,441,023 shares of Common Stock at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants.  On December 26, 2019, an aggregate of 2,994,762 warrants were exchanged for 3,593,714 shares of the Company’s common stock. During the six months ended June 30, 2020, the Company issued 1,847,309 shares of common stock in exchange for cancellation and termination of the remaining outstanding Exchange Warrants. As of June 30, 2020, all of the April Warrants and Placement Agent Warrants were exchanged for Common Stock and there were no April Warrants or Placement Agent Warrants outstanding. See Note 1—Summary of Significant Accounting Policies for further details.

On April 29, 2020, pursuant to the Offer to Amend and Exercise further described in Note 1—Summary of Significant Accounting Policies, warrants to purchase an aggregate of 12,230,418 shares of common stock were tendered, amended and exercised for aggregate gross proceeds of approximately $1.2 million.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement related to an ATM pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through SunTrust Robinson Humphrey, as sales agent, for general corporate purposes. As of August 12, 2020, the Company had not sold any shares under the ATM. See Note 9-Subsequent Events for additional details.

NOTE 7: SHARE-BASED COMPENSATION

The Company has two stock option plans in existence: the 2012 Omnibus Incentive Plan (the “Omnibus Plan”) and the Innovate 2015 Stock Incentive Plan (the “Private Innovate Plan”). In addition, the Company assumed 1,014,173 options in accordance with the terms of the RDD Merger Agreement. The shares reserved for issuance under the Omnibus Plan automatically increase on the first day of each calendar year beginning in 2019 and ending in 2022 by an amount equal to the lesser of (i) five percent of the number of shares of common stock outstanding as of December 31st of the immediately preceding calendar year or (ii) such lesser number of shares of common stock as determined by the Board (the “Evergreen Provision”). On January 1, 2020 and 2019, the number of shares of common stock available under the Omnibus Plan automatically increased by 1,973,883 and 1,304,441 shares pursuant to the Evergreen Provision, respectively. Additionally, on June 30, 2020, stockholders approved an amendment to the Omnibus Plan to increase the number of shares of common stock available under the Omnibus Plan to 20,794,492 shares.

The terms of the option agreements are determined by the Board. The Company’s stock options vest based on the terms in the stock option agreements and typically vest over a period of three or four years. These stock options typically have a maximum term of ten years.

Private Innovate Plan

As of June 30, 2020, there were 6,028,781 stock options outstanding under the Private Innovate Plan. Since 2018, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

The range of assumptions used in estimating the fair value of the options granted or re-measured under the Private Innovate Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	—%	—%	—%	67%
Risk-free interest rate	—%	—%	—%	2.6%
Expected term of options (in years)	0	0	0	8.2 - 8.7

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	6,063,745	$1.53	$496,275	5.4
Options granted	—	—	—
Options forfeited	(34,964)	2.16	—
Options exercised	—	—	—
Outstanding at June 30, 2020	6,028,781	1.53	526,849	3.7
Exercisable at June 30, 2020	5,910,695	1.52	526,849	3.6
Vested and expected to vest at June 30, 2020	6,026,508	$1.53	$526,849	3.7

There were no options granted under the Private Innovate Plan during the six months ended June 30, 2020 and 2019.

The total fair value of stock option awards vested during the six months ended June 30, 2020 under the Private Innovate Plan was approximately $361,000. As of June 30, 2020, there was approximately $0.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan, which is expected to be recognized over a weighted average period of 1.5 years.

The Private Innovate Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors.

Omnibus Plan

As of June 30, 2020, there were options to purchase 5,651,726 shares of the Company’s common stock outstanding under the Omnibus Plan and 14,726,818 shares available for future grants under the Omnibus Plan.

The range of assumptions used in estimating the fair value of the options granted under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	72% - 74%	70%	72% - 74%	68% - 72%
Risk-free interest rate	0.4% - 0.6%	2.0% - 2.2%	0.4% - 0.6%	2.0% - 2.7%
Expected term of options (in years)	5.0 - 10.0	5.7	5.0 - 10.0	5.4 - 10.0

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Amended Omnibus Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	2,717,870	$1.87	$—	9.4
Options granted	2,933,856	0.67	—
Options forfeited	—	—	—
Options exercised	—	—	—
Outstanding at June 30, 2020	5,651,726	1.25	—	9.4
Exercisable at June 30, 2020	4,243,881	1.41	—	9.2
Vested and expected to vest at June 30, 2020	5,519,649	$1.25	$—	9.4

The weighted-average grant date fair value of options granted under the Omnibus Plan was $0.41 during the three and six months ended June 30, 2020. There were 2,933,856 options granted and no options exercised under the Omnibus Plan during the three and six months ended June 30, 2020, respectively.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $1,825,893 during the six months ended June 30, 2020. As of June 30, 2020, there was approximately $0.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted average period of 3.7 years.

The Omnibus Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors. Upon consummation of the RDD Merger on April 30, 2020, the Company’s board of directors approved the acceleration of certain options for employees, board members and key consultants. The Company recognized an additional $2.7 million in non-cash stock compensation expense related to the modification during the three and six months ended June 30, 2020.

During the three and six months ended June 30, 2020, the board approved grants of 415,948 RSUs, which vest immediately upon the date of grant. During the six months ended June 30, 2019, the board approved grants of 490,000 RSUs, which vest immediately upon the date of grant. The weighted-average fair value of RSUs was $0.57 during the three and six months ended June 30, 2020, and $1.44 during the three and six months ended June 30, 2019. The Company recognized share-based compensation expense for the RSUs of approximately $238,000 and $255,000 during the three and six months ended June 30, 2020, respectively, and $449,000 and $639,000 during the three and six months ended June 30, 2019, respectively.

RDD Option Grants

Pursuant to the RDD Merger Agreement, the Company assumed option grant agreements awarded to RDD employees upon consummation of the RDD Merger (the “RDD Options”) on April 30, 2020. There were 1,014,173 RDD Options outstanding as of June 30, 2020 at a weighted-average exercise price of $0.63 per share. The total fair value of RDD Options vested during the three and six months ended was approximately $471,000. All of the RDD Options are fully vested and there is no unrecognized compensation expense as of June 30, 2020. The range of assumptions used in estimating the fair value of the RDD Options using the Black-Scholes option pricing model for the periods presented were as follows:

Three and Six Months Ended June 30, 2020
Expected dividend yield	—%
Expected stock-price volatility	72% - 74%
Risk-free interest rate	0.4% - 0.6%
Expected term of options (in years)	5.0 - 10.0

Total share-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,460,550	$351,000	$1,588,550	$443,000
General and administrative	2,560,450	501,000	2,708,450	935,000
Total share-based compensation	$4,021,000	$852,000	$4,297,000	$1,378,000

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

Employment Agreements

The Company has entered into executive employment agreements with the executives (the “Executive Employment Agreements”). The Executive Employment Agreements provide an annual base salary and the opportunity to participate in the Company’s equity compensation, employee benefit and bonus plans once they are established and approved by the Board. The Executive Employment Agreements contain severance provisions if the executives are terminated under certain conditions that would provide the executive with 12 months of their base salary and up to 12 months of continuation of health insurance benefits.

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

Periodically, the Company enters into separation and general release agreements with former executives of the Company that include separation benefits consistent with the former executives’ employment agreements. The Company recognized severance expense totaling $0.8 million during the three and six months ended June 30, 2020 and $0.3 million during the three and six months ended June 30, 2019, which is paid in equal installments over 12 months from the date of separation. The accrued severance obligation in respect of the former executives was approximately $0.5 million as of June 30, 2020.

Office Lease

In October 2017, the Company entered into a three-year lease for office space that expires on September 30, 2020. Base annual rent is $60,000, or $5,000 per month. Monthly payments of $5,000 are due and payable over the 24-month term. A security deposit of $5,000 was paid in October 2017. The lease contains a two-year renewal option. See Note 9—Subsequent Events for updated lease agreement executed in July 2020.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company estimated the present value of the lease payments over the remaining term of the lease using a discount rate of 12%, which represented the Company’s estimated incremental borrowing rate. The two-year renewal option was excluded from the lease payments as the Company concluded the exercise of this option was not considered reasonably certain.
Operating lease cost under ASC 842 was approximately $15,000 and $30,000 for the three and six months ended June 30, 2020 and 2019 and is included in general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the six months ended June 30, 2020.
Future minimum payments under the Company’s lease liability were as follows:

Year ended December 31,	Operating Leases
2020 Lease payments	15,000
Less: imputed interest	(295)
Total	$14,705
Legal

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
From time to time, the Company could become involved in other disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict; therefore, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation. As of June 30, 2020, the Company has accrued approximately $0.6 million for the potential liability.

Note 9: Subsequent Events

ATM Sales Agreement

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement related to an ATM pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through SunTrust Robinson Humphrey, as sales agent, for general corporate purposes. Pursuant to the sales agreement, the Company will pay SunTrust Robinson Humphrey a commission rate of 3.0% of the gross proceeds from the sale of any shares of common stock under the ATM. As of August 12, 2020, the Company had not sold any shares under the ATM.

Lease Agreement

In July 2020, the Company entered into a 4-year lease for office space that expires on September 30, 2024. Base annual rent is $72,000, or $6,000 per month. Monthly payments of $6,000 are due and payable over the 4-year term. The lease contains a 3-year renewal option.

Milestone Fees

In July 2020, the Company dosed its first patients in a Phase 1b/2a clinical trial for treatment of short-bowel syndrome. Upon dosing of the first patient in the clinical trial, the Company is required to pay up to $2.1 million in milestone fees in accordance with the terms of the license agreement purchased in the Naia Acquisition.

Stock Option Grants

On July 6, 2020, the compensation committee approved the grant of options to purchase 4.6 million shares of the Company’s common stock, comprised of 2.5 million options granted to management, 1.5 million performance options, and 0.7 million options grant to the Company’s board of directors. The management options and performance options vest over 4 years and the options granted to the board of directors vest over 3 years. The performance options will begin to vest, if at all, upon satisfaction of certain performance criteria as determined by the board of directors in its discretion.

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

These forward-looking statements are based on our current expectations and beliefs and necessarily involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to the potential effects of the ongoing coronavirus outbreak and related mitigation efforts on the Company's clinical, financial and operational activities; the Company's continued listing on Nasdaq; expectations regarding future financings; the future operations of the Company; the nature, strategy and focus of the Company; the development and commercial potential and potential benefits of any product candidates of the Company; anticipated preclinical and clinical drug development activities and related timelines, including the expected timing for data and other clinical and preclinical results; risks related to our limited operating history; our need for substantial additional funding; results of earlier studies and trials not being predictive of future trial results; our need to attract and retain senior management and key scientific personnel; our ability to manage our growth; our ability to obtain and maintain effective intellectual property protection; risks associated with our merger with RDD Pharma Ltd. (the “RDD Merger”); and other risks described in greater detail in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 20, 2020. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K, filed with the SEC on March 20, 2020.

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

We have approximately 100 active clinical trial sites in our Phase 3 trial with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. Site activation and patient enrollment have recently been impacted by the announcement of the RDD Merger and the COVID-19 pandemic. We continue to monitor the evolving situation with COVID-19, which is likely to directly or indirectly impact the pace of enrollment over the next several months. In addition, after consultation with the FDA, the analytical approach to the primary endpoint was modified to perform a continuous variable analysis instead of a responder analysis of the primary efficacy outcome. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525. We currently anticipate a readout from the trial in 2021.

NM-002 is a long-acting injectable GLP-1 analogue being developed for SBS. The compound links exenatide, a GLP-1 analogue to a long-acting linker technology and is designed specifically to address the gastric effects in SBS patients by slowing digestive transit time. The asset uses proprietary XTEN® technology to extend the half-life of exenatide, allowing for once-to twice-per-month dosing, thus potentially increasing convenience for patients and caregivers. NM-002 is patent-protected and has received orphan drug designation by the FDA. We dosed our first patients in a Phase 1b/2a study in July 2020 in adult patients suffering from SBS. Top-line data is expected in the first quarter of 2021.

NM-003 is a proprietary long-acting GLP-2 agonist and NM-004 is a double-cleaved mesalamine with an immunomodulator. These two assets are being evaluated for development in rare and/or orphan indications. Our product development pipeline is currently positioned as described in the table below.

Agreement and Plan of Merger and Reorganization with RDD Pharma, Ltd.

On October 6, 2019, we entered into an Agreement and Plan of Merger and Reorganization pursuant to which we agreed to acquire all of the outstanding capital stock of privately-held RDD Pharma, Ltd., an Israel corporation (“RDD”), in exchange for common stock issued by us to the existing RDD shareholders (the “RDD Merger”). The RDD Merger closed on April 30, 2020. In connection with the RDD Merger, we changed our name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc. On April 30, 2020, the Board appointed John Temperato, the Chief Executive Officer of RDD, as Chief Executive Officer of the combined company, 9 Meters Biopharma, Inc. In connection with the RDD Merger, Jay P. Madan, Anthony E. Maida III, Ph.D., M.A., M.B.A., and Saira Ramasastry, M.S., M. Phil., resigned from the board and Mark Sirgo, Pharm.D., Nissim Darvish, M.D., Ph.D., and John Temperato were appointed to the Board. On June 30, 2020, the board appointed Michael Constantino as a member of the board and Chair of the Audit Committee.

On May 4, 2020, we closed a private placement with accredited investors pursuant to which we sold an aggregate of (i) 382,779 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which converted into 38,277,900 shares of common stock on June 30, 2020 upon receipt of approval by our stockholders, and (ii) five-year warrants to purchase up to 382,779 shares of Series A Preferred Stock, which are convertible into 38,277,900 shares of common stock (the “Financing”). The exercise price of the warrants is $58.94 per share of Series A Preferred Stock, subject to adjustments as provided under the terms of the warrants. In addition, broker warrants covering 8,112 units and 10,899 shares of Series A Preferred Stock, which are convertible into 2,712,300 shares of common stock, were issued in connection with the Financing. Gross proceeds from the RDD Merger Financing were approximately $22.6 million with net proceeds of approximately $19.2 million after deducting commissions and offering costs.

In connection with the RDD Merger Financing, on April 29, 2020, we filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware creating a new series of authorized preferred stock designated as the “Series A Convertible Preferred Stock”.

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

As of June 30, 2020, we had an accumulated deficit of $118.8 million. We incurred net losses of $44.6 million and $4.5 million for the three months ended June 30, 2020 and 2019, respectively, and $48.2 million and $8.9 million during the six months ended June 30, 2020 and 2019, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

•continue research and development, including preclinical and clinical development of our existing and future product candidates, including larazotide and NM-002;
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

Naia Acquisition

On May 6, 2020, we entered into and consummated a two-step merger with Naia Rare Diseases, Inc. in accordance with the terms of an Agreement and Plan of Merger (the “Naia Acquisition”). The consideration for the Naia Acquisition at closing consisted of $2.1 million in cash and 4,835,438 shares of common stock valued at $2.2 million, plus the pre-payment of certain operating costs on behalf of Naia totaling $0.1 million. Consideration for the Naia Acquisition also included potential future development and sales milestone payments worth up to $80.4 million and royalties on net sales of certain products to which Naia has exclusive rights by license. No contingent consideration for the Naia Acquisition was recorded as of June 30, 2020 as the potential development and sales milestones were not deemed probable as of June 30, 2020.

Warrant Exchange

Pursuant to a purchase agreement dated April 29, 2019, we issued warrants to purchase up to 4,318,272 shares of our common stock (the “April Warrants”) and granted the placement agent warrants to purchase up to 215,914 shares of common stock (the “Placement Agent Warrants”). On December 19, 2019, we entered into separate exchange agreements with each of the purchasers of the April Warrants and the Placement Agent Warrants (the “Exchange Agreements”). Pursuant to the Exchange Agreements, we agreed to issue to the purchasers an aggregate of 5,441,023 shares of our common stock (the “Exchange Shares”) at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants. On December 26, 2019, we issued 3,593,714 Exchange Shares in exchange for the cancellation and termination of Exchange Warrants to purchase 2,994,762 shares of common stock. During the six months ended June 30, 2020, we issued 1,847,309 Exchange Shares in exchange for the cancellation and termination of the remaining outstanding Exchange Warrants.

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

Amendment to the 2012 Omnibus Incentive Plan

On December 4, 2018, our stockholders approved an amendment to the 2012 Omnibus Incentive Plan (the “Omnibus Plan”) to provide for an additional 3,150,000 shares of common stock to be issued pursuant to the plan and an evergreen provision to automatically increase the number of shares issuable pursuant to the plan on an annual basis for the period commencing January 1, 2019 and ending on January 1, 2022. The plan will automatically terminate on April 30, 2022. Pursuant to the evergreen provision, on January 1, 2020 and 2019, the number of shares of common stock available under the Omnibus Plan automatically increased by 1,973,883 and 1,304,441 shares, respectively. On June 30, 2020, our stockholders approved an amendment to the Omnibus Plan to increase the aggregate number of shares that may be issued under the Omnibus Plan by 15,000,000 shares.

Research and Development Updates

During 2019, we dosed the first patient in our Phase 3 clinical trial for larazotide in adult patients with celiac disease. We have initiated over 100 clinical trial sites, and we are targeting 630 subjects in the first Phase 3 clinical trial, in three parallel treatment groups, 0.25 mg of larazotide tid, 0.5 mg of larazotide tid and a placebo arm. We currently anticipate a readout from the trial in 2021. In May 2020, we received a thorough QT (TQT) study waiver from the FDA for the Phase 3 trial of larazotide in celiac disease. The waiver supports larazotide’s strong precedent of safety and could potentially streamline the program’s timeline and cost effectiveness. In addition, after consultation with the FDA, the definition of the primary endpoint was modified to utilize a continuous variable instead of a responder analysis. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525.

Critical Accounting Policies and Use of Estimates

Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

Critical Accounting Policies

Areas of the financial statements where estimates may have the most significant effect include acquired in-process research and development, fair value measurements, accrued expenses, share-based compensation, income taxes and management’s assessment of our ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. There have been no material changes to our critical accounting policies described in "Critical Accounting Policies and Use of Estimates" of the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 20, 2020, except as noted below.

Acquired In-process Research and Development Expense. We have acquired and may in the future acquire, rights to develop and commercialize new drug candidates and/or other in-process research and development assets. The up-front acquisition payments, as well as future milestone payments associated with asset acquisitions that are deemed probable to achieve the milestones and do not meet the definition of a derivative, are expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing, and, absent obtaining such approval, have no alternative future use. See “Note 3—Merger and Acquisition” to our condensed consolidated financial statements for further discussion of acquired in-process research and development expense related to the RDD Merger and Naia Acquisition.

Recently Issued Accounting Pronouncements

For details of recent Accounting Standards Updates and our evaluation of their adoption on our condensed consolidated financial statements, see “Note 1—Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our condensed consolidated financial statements in "Part I. Financial Information - Item I. Financial Statements" included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table sets forth the key components of our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Operating expenses:
Research and development	$444,817	$3,073,344	$(2,628,527)	(86)%
Acquired in-process research and development	32,266,893	—	32,266,893	100%
General and administrative	5,659,721	3,049,711	2,610,010	86%
Warrant inducement expense	6,467,048	—	6,467,048	100%
Total operating expenses	44,838,479	6,123,055	38,715,424	632%

Loss from operations	(44,838,479)	(6,123,055)	(38,715,424)	(632)%
Total other income (expense), net	240,943	1,634,815	(1,393,872)	(85)%

Net loss	$(44,597,536)	$(4,488,240)	$(40,109,296)	(894)%

Research and Development Expense

Research and development expense for the three months ended June 30, 2020, decreased approximately $2.6 million, or 86%, as compared to the three months ended June 30, 2019. The decrease of approximately $2.6 million was driven primarily by the decrease of $3.6 million in our clinical trial expense due to significant fees incurred in prior period associated with our former clinical research organization and a decrease of $0.1 million associated with personnel costs and benefits for our research and development personnel. These decreases were offset by increases in non-cash stock compensation expense of approximately $1.1 million due to the accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant.

Acquired In-process Research and Development Expense

Acquired in-process research and development expense was approximately $32.3 million during the three months ended June 30, 2020 and represents expenses associated with the RDD Merger and Naia Acquisition that closed during the three months ended June 30, 2020. Approximately $28.8 million represents non-cash acquired in-process research and development expense paid in equity ownership. There was no acquired in-process research and development expense during the three months ended June 30, 2019.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2020, increased approximately $2.6 million, or 86%, as compared to the three months ended June 30, 2019. The increase was primarily due to an increase in non-cash stock compensation expense of $2.1 million associated with the accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant. In addition, personnel costs and benefits increased by approximately $1.3 million due to the addition of a new chief executive officer in April 2020 and the addition of a chief financial officer in July 2019. Personnel costs and benefits also increased due to merger bonuses awarded upon closing of the RDD Merger. These increases were offset by a decrease of approximately $0.6 million in professional fees primarily due to legal fees associated with the RDD Merger and RDD Merger Financing being classified as offering fees. Other general corporate fees decreased by approximately $0.2 million due to a reduction in general and administrative consultants during 2020.

Warrant Inducement Expense

During the three months ended June 30, 2020, we recognized warrant inducement expense of approximately $6.5 million. There was no warrant inducement expense during the three months ended June 30, 2019. The warrant inducement expense represents the accounting fair value of consideration issued to induce exercise of certain warrants in the Offer to Amend and Exercise by reducing the exercise price to $0.10 per share, further described in “Note 1-Summary of Significant Accounting Policies” to the accompanying financial statements included in this Quarterly Report on Form 10-Q.
Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2020, changed by approximately $1.4 million, or 85%, as compared to the three months ended June 30, 2019. Other expense increased by approximately $0.6 million due to (i) interest expense of approximately $0.2 million associated with the Additional Note entered into in January 2020; (ii) interest expense associated with the beneficial conversion feature on conversion of principal and interest of the Unsecured Convertible Note of approximately $0.2 million; and (iii) a one-time fee of approximately $0.2 million associated with the execution of the Standstill Agreement further described in Note 4—Debt. Other income decreased by approximately $0.8 million due to the non-cash change in the fair value of warrant liabilities recorded during the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table sets forth the key components of our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Operating expenses:
Research and development	$3,043,802	$4,271,659	$(1,227,857)	(29)%
Acquired in-process research and development	32,266,893	—	32,266,893	100%
General and administrative	7,329,528	6,164,206	1,165,322	19%
Warrant inducement expense	7,157,887	—	7,157,887	100%
Total operating expenses	49,798,110	10,435,865	39,362,245	377%

Loss from operations	(49,798,110)	(10,435,865)	(39,362,245)	377%
Other income (expense), net	1,597,573	1,512,860	84,713	6%
Net loss	$(48,200,537)	$(8,923,005)	$(39,277,532)	440%

Research and Development Expense

Research and development expense for the six months ended June 30, 2020, decreased approximately $1.2 million, or 29%, as compared to the six months ended June 30, 2019. The change was driven primarily by a decrease of $2.1 million in our clinical trial expense due to significant fees incurred in prior period associated with our former clinical research organization and a decrease of $0.2 million associated with personnel costs and benefits for our research and development personnel. These decreases were offset by increases in non-cash stock compensation expense of approximately $1.1 million due to the accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant.

Acquired In-process Research and Development Expense

Acquired in-process research and development expense was approximately $32.3 million during the six months ended June 30, 2020 and represent expenses associated with the RDD Merger and Naia Acquisition that closed during the six months ended June 30, 2020. Approximately $28.8 million represents non-cash acquired in-process research and development expense paid in equity ownership. There was no acquired in-process research and development expense during the six months ended June 30, 2019.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2019, increased approximately $1.2 million, or 19%, as compared to the six months ended June 30, 2019. The increase was driven by an increase in non-cash stock compensation expense of approximately $1.8 million due to the accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant. In addition, personnel costs and benefits increased by approximately $1.0 million due to an increase in severance costs related to termination of employees following the RDD Merger and the addition of a new chief executive officer in April 2020 and chief financial officer in July 2019. These increases were offset by decreases in (i) business development, patent protection of our intellectual property and other general corporate fees of approximately $0.3 million, (ii) professional fees of $0.8 million due to legal fees associated with the RDD Merger and RDD Merger Financing that were accounted for as offering fees and (iii) costs associated with operating as a public company of approximately $0.5 million primarily due to merger bonuses awarded to our board of directors and an increase in directors’ and officers’ liability insurance premiums.

Warrant Inducement Expense

During the six months ended June 30, 2020, we recognized warrant inducement expense of approximately $7.2 million. There was no warrant inducement expense during the six months ended June 30, 2019. The warrant inducement expense represents the accounting fair value of consideration issued to induce exercise of certain warrants in the Offer to Amend and Exercise by reducing the exercise price to $0.10 per share, further described in “Note 1-Summary of Significant Accounting Policies” to the accompanying financial statements included in this Quarterly Report on Form 10-Q.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2020, increased by approximately $0.1 million, or 6%, as compared to the six months ended June 30, 2019. The increase consists of an increase in income of approximately $1.0 million for the loss on extinguishment of debt that was incurred in March 2019. This increase was offset by increases in other expense of (i) $0.2 million associated with the beneficial conversion feature that was triggered when our convertible debt and accrued interest converted to our common stock at a discount in June 2020, (ii) $0.5 million in non-cash interest expense and (iii) $0.2 million from the change in fair value of derivative liability.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2020, we had cash and cash equivalents of approximately $13.5 million, compared to approximately $4.6 million as of December 31, 2019. The increase in cash was primarily due to net proceeds from the RDD Merger Financing of approximately $19.2 million which was offset by expenditures for acquisition costs, business operations, research and development and clinical trial costs.

On April 29, 2020, we entered into a securities purchase agreement with various investors (the “Private Placement”) pursuant to which we agreed to issue and sell to the investors units consisting of one share of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and one five-year warrant (the "Warrants") to purchase one share of Series A Preferred stock (the "Units"). On May 4, 2020, upon closing of the RDD Merger Financing, we received net proceeds of $19.2 million after deducting placement agent fees and other offering expenses. We used $2.1 million to fund the Naia Merger and we plan to use the remaining funds to progress our current pipeline, including the ongoing Phase 3 clinical trial in celiac disease and conducting the Phase 1b/2a trial in SBS which began in June 2020. We expect to incur substantial expenditures in the foreseeable future for the continued development and clinical trials of our product candidates. We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future. We plan to seek funds through debt or equity financings, strategic alliances and licensing arrangements, and other collaborations or sources of financing.

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

If we issue convertible debt in the future with any terms, including conversion terms, that are more favorable to the terms of the Additional Note, the Convertible Noteholder may elect to incorporate the more favorable terms into the Additional Note. See “Note 4—Debt” in the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding our current debt obligations.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(8,829,956)	$(10,755,719)
Investing activities	(3,186,997)	(9,475)
Financing activities	20,897,488	18,374,192
Net increase in cash and cash equivalents	$8,880,535	$7,608,998

Operating Activities

For the six months ended June 30, 2020, our net cash used in operating activities of approximately $8.8 million primarily consisted of a net loss of $48.2 million, a non-cash gain of $2.6 million for the change in the fair value of the warrant liabilities and a non-cash gain of $0.5 million for the change in fair value of the convertible note derivative liabilities. These decreases were offset by adjustments for non-cash warrant inducement expense of $7.2 million, non-cash share-based compensation of approximately $4.3 million, non-cash interest expense of approximately $1.2 million, a non-cash beneficial conversion feature of approximately $0.2 million associated with the conversion of convertible note principal and interest, and non-cash in process research and development expense of approximately $28.8 million. These changes were offset by the net change in operating assets and liabilities of $0.8 million.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 represents the purchase of property and equipment of approximately $2,500 and the purchase of in-process research and development, net of assets received, of approximately $3.2 million. Net cash used in investing activities for the six months ended June 30, 2019 represents the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities of approximately $20.9 million primarily consisted of the proceeds of $22.6 million from the issuance of preferred stock and warrants in the RDD Merger Financing, proceeds of $2.5 million from the issuance of the Additional Note and proceeds of approximately $1.2 million from the exercise of warrants. These increases were offset by approximately $1.5 million in cash debt repayments and $3.9 million in stock issuance costs associated with the Warrant Exchange, Offer to Amend and Exercise, RDD Merger and RDD Merger Financing.

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

Contractual Obligations and Commitments

In October 2017, we entered into a three-year lease agreement for office space that initially expires on September 30, 2020 and includes a two-year renewal option. Base annual rent for the initial three-year lease period is $60,000. Monthly rent payments of $5,000 are due in advance of the first day of each month for the 24-month term. A security deposit of approximately $5,000 was paid in October 2017 and is included in other assets on the accompanying condensed consolidated balance sheets included in the condensed consolidated financial statements to this Quarterly Report on Form 10-Q. In July 2020, we signed a four-year lease agreement for the office space that will expire on September 30, 2024 (the “Second Term”). Base annual rent for the Second Term is $72,000 with monthly rent payments of $6,000.

We estimated the present value of the lease payments over the remaining term of the lease using a discount rate of 12%, which represented our estimated incremental borrowing rate. The two-year renewal option was excluded from the lease payments as we concluded the exercise of this option was not considered reasonably certain. See “Note 8—Commitments and Contingencies” in the accompanying financial statement included in this Quarterly Report on Form 10-Q for further details regarding accounting treatment of our lease agreement.

In April 2020 and February 2019, we entered into separation and general release agreements with former executives that included separation benefits consistent with each former executive’s employment agreement. We recognized severance expense totaling $0.8 million during the three and six months ended June 30, 2020 and $0.3 million during the three and six months ended June 30, 2019. Severance payments are paid in equal installments over 12 months from the date of separation. The accrued severance obligation in respect of the former executives was approximately $0.5 million as of June 30, 2020.

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sub-license fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on the accompanying condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management identified a material weakness in internal control over financial reporting in connection with our audited financial statements for the year ended December 31, 2018, due to our inability to adequately segregate duties as a result of our limited number of accounting personnel. In an effort to remediate this material weakness during the year ended December 31, 2019, we added two full-time finance positions, a Chief Financial
Officer who is serving as Principal Financial Officer and Principal Accounting Officer and a Controller. During the year ended December 31, 2019, we also enhanced our system of internal controls, including improving our segregation of duties. However, management concluded that as of June 30, 2020, our internal controls over financial reporting are ineffective.

Although we are committed to continuing to improve our internal control processes and intend to implement a plan to remediate our material weakness, we cannot be certain of the effectiveness of such plan or that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

Changes in Internal Control Over Financial Reporting

As of June 30, 2020, there were no material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

On April 8, 2020, we received a summons and complaint that was filed in the Mecklenburg County Superior Court of North Carolina, regarding a vendor that alleges the Company owes approximately $1.7 million for services rendered prior to February 2019. We strongly deny any wrongdoing and firmly believe the allegations in the complaint are entirely without merit and intend to defend against them vigorously.
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

The RDD merger and acquisition of Naia Rare Diseases will present challenges associated with integrating operations, personnel, and other aspects of the companies and assumption of liabilities.

The results of the combined company following our merger with RDD in April 2020, and acquisition of Naia Rare Diseases in May 2020, will depend in part upon our ability to integrate RDD’s and Naia Rare Diseases’ businesses with our business in an efficient and effective manner. Our attempt to integrate three companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration may require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company. In addition, the combined company may adjust the way in which RDD, Naia Rare Diseases or we have conducted our respective operations and utilized our respective assets, which may require retraining and development of new procedures and methodologies. The process of integrating operations and making such adjustments could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. Employee uncertainty, lack of focus, or turnover during the integration process may also disrupt the businesses of the combined company. Any inability of management to integrate the operations of RDD and Naia Rare Diseases into our company successfully could have a material adverse effect on the business and financial condition of the combined company.

In addition, the RDD merger and acquisition of Naia Rare Diseases subject us to contractual or other obligations and liabilities of RDD and Naia Rare Diseases, some of which may be unknown. Although we and our legal and financial advisors have conducted due diligence on RDD and Naia Rare Diseases and their businesses, there can be no assurance that we are aware of all such obligations and liabilities. These liabilities, and any additional risks and uncertainties related to RDD’s or Naia Rare Diseases’ business not currently known to us or that we may currently be aware of, but that prove to be more significant than assessed or estimated by us, could negatively impact the business, financial condition, and results of operations of the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020 we issued a total of 1,287,696 shares of our common stock for the conversion of outstanding notes payable, reducing the debt by $0.5 million and interest payable by $0.1 million. We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act to issue these shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	EXHIBIT	FILING DATE
2.1	Agreement and Plan of Merger, dated April 30, 2020, among Innovate Biopharmaceuticals, Inc., Naia Merger Sub, Inc., Second Naia Merger Sub LLC, and Naia Rare Diseases, Inc.*		8-K	2.1	May 4, 2020
3.1	Certificate of Designation of Series A Convertible Preferred Stock.		8-K	3.1	May 4, 2020
3.2	Amendment to the Amended and Restated Certificate of Incorporation of Innovate Biopharmaceuticals, Inc.		8-K	3.2	May 4, 2020
4.1	Form of Series A Convertible Preferred Stock Warrant.		8-K	4.1	May 4, 2020
10.1	Securities Purchase Agreement, dated April 29, 2020, between Innovate Biopharmaceuticals, Inc. and the investors named therein.*		8-K	10.1	May 4, 2020
10.2	Registration Rights Agreement, dated April 29, 2020, between Innovate Biopharmaceuticals, Inc. and the investors named therein.*		8-K	10.2	May 4, 2020
10.3	Form of Company Support Agreement by and among Innovate Biopharmaceuticals, Inc. and RDD Pharma Ltd.		8-K	10.3	May 4, 2020
10.4	Separation Agreement, dated April 30, 2020, between Innovate Biopharmaceuticals, Inc. and Sandeep Laumas.#		8-K	10.4	May 4, 2020
10.5	Separation Agreement, dated April 30, 2020, between Innovate Biopharmaceuticals, Inc. and Jay Madan.#		8-K	10.5	May 4, 2020
10.6	Employment Agreement, dated April 30, 2020, between Innovate Biopharmaceuticals, Inc. and John Temperato.#		8-K	10.6	May 4, 2020
10.7	Amended and Restated Exclusive License Agreement, dated February 10, 2020, between Cedars-Sinai Medical Center and Naia Rare Diseases, Inc.*	X
10.8	Side Letter, dated May 1, 20202, between Amunix Pharmaceuticals, Inc. and Naia Rare Diseases, Inc.*	X

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	EXHIBIT	FILING DATE
10.9	Second Amended and Restated License Agreement, dated May 1, 2020, between Amunix Pharmaceuticals, Inc. and Naia Rare Diseases, Inc.*	X
10.10	Amended and Restated License Agreement, dated May 1, 2020, between Amunix Pharmaceuticals, Inc. and Naia Rare Diseases, Inc.*	X
10.11	Form of RDD Pharma Ltd. Notice of Option Grant.#	X
10.12	9 Meters Biopharma, Inc. 2012 Omnibus Incentive Plan, as amended.#		8-K	10.1	June 30, 2020
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Certain confidential portions and/or the schedules and attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5), 601(b)(2), or 601(b)(10), as applicable, of Regulation S-K. The Company will furnish copies of the unredacted exhibit to the SEC upon request.
# Management contract or other compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

9 METERS BIOPHARMA, INC.
a Delaware corporation

Date:	August 13, 2020	By:	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Principal Accounting Officer)