Form 10-Q
period 2020-09-30
9 METERS BIOPHARMA, INC.
filed 2020-11-09
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
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

As of November 4, 2020, the registrant had 150,324,757 shares of common stock, par value $0.0001 per share, issued and outstanding.
.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

9 METERS BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$12,435,982	$4,592,932
Restricted deposit	75,000	75,000
Prepaid expenses and other current assets	1,122,196	555,052
Total current assets	13,633,178	5,222,984

Property and equipment, net	44,966	25,422
Right-of-use asset	225,924	42,830
Other assets	5,580	5,580
Total assets	$13,909,648	$5,296,816

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,564,565	$3,890,094
Accrued expenses	6,067,217	4,747,751
Convertible notes payable, net	1,265,020	3,184,655
Derivative liabilities	161,000	408,000
Warrant liabilities	—	2,637,500
Accrued interest	3,427	—
Lease liability, current portion	47,199	42,830
Total current liabilities	10,108,428	14,910,830
Lease liability, net of current portion	180,645	—
Total liabilities	10,289,073	14,910,830

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Preferred stock $0.0001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2020 (unaudited) and December 31, 2019	—	—
Common stock $0.0001 par value per share, 350,000,000 shares authorized; 149,575,457 and 39,477,667 shares issued and outstanding as of September 30, 2020 (unaudited) and December 31, 2019, respectively	14,959	3,948
Additional paid-in capital	130,704,268	60,946,816
Accumulated deficit	(127,098,652)	(70,564,778)
Total stockholders’ equity (deficit)	3,620,575	(9,614,014)
Total liabilities and stockholders’ equity (deficit)	$13,909,648	$5,296,816
See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$4,413,707	$3,943,420	$7,457,509	$8,215,079
Acquired in-process research and development	—	—	32,266,893	—
General and administrative	1,890,492	2,564,508	9,220,020	8,728,714
Warrant inducement expense	—	—	7,157,887	—
Total operating expenses	6,304,199	6,507,928	56,102,309	16,943,793

Loss from operations	(6,304,199)	(6,507,928)	(56,102,309)	(16,943,793)

Other income (expense):
Interest income	3,295	57,848	24,660	156,945
Interest expense	(2,118,433)	(472,052)	(3,710,725)	(1,330,923)
Loss on extinguishment of convertible note payable	—	—	—	(1,049,166)
Change in fair value of derivative liability and extinguishment of derivative liability	86,000	229,000	617,000	881,000
Change in fair value of warrant liabilities	—	(2,528,100)	2,637,500	141,700
Total other income (expense), net	(2,029,138)	(2,713,304)	(431,565)	(1,200,444)

Loss before income taxes	(8,333,337)	(9,221,232)	(56,533,874)	(18,144,237)
Benefit from income taxes	—	—	—	—

Net loss	$(8,333,337)	$(9,221,232)	$(56,533,874)	$(18,144,237)

Net loss per common share, basic and diluted	$(0.06)	$(0.26)	$(0.65)	$(0.56)

Weighted-average common shares, basic and diluted	141,625,796	35,883,953	87,323,241	32,401,624

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Three and Nine Months Ended September 30, 2020
	Series A Preferred Shares	Series A Preferred Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2019	—	$—	39,477,667	$3,948	$60,946,816	$(70,564,778)	$(9,614,014)
Warrant exchange	—	—	1,847,309	185	690,654	—	690,839
Share-based compensation	—	—	—	—	276,000	—	276,000
Stock issuance costs - Warrant exchange (FN-1)	—	—	—	—	(300,000)	—	(300,000)
Net loss	—	—	—	—	—	(3,603,001)	(3,603,001)
Balance as of March 31, 2020	—	—	41,324,976	4,133	61,613,470	(74,167,779)	(12,550,176)
Issuance of common stock (RDD & Naia mergers)	—	—	42,695,948	4,270	28,749,756	—	28,754,026
Issuance of preferred stock and warrants (FN-1)	382,779	38	—	—	22,560,956	—	22,560,994
Stock issuance costs	—	—	—	—	(3,589,703)	—	(3,589,703)
Share-based compensation	—	—	—	—	4,021,000	—	4,021,000
Exercise of warrants	—	—	12,230,418	1,223	1,217,778	—	1,219,001
Inducement expense	—	—	—	—	6,467,048	—	6,467,048
Conversion of convertible debt and accrued interest	—	—	1,287,696	129	574,871	—	575,000
Beneficial conversion feature	—	—	—	—	207,632	—	207,632
Conversion of preferred stock to common stock	(382,779)	(38)	38,277,900	3,828	(3,790)	—	—
Issuance of RSUs	—	—	415,948	42	(42)	—	—
Net loss	—	—	—	—	—	(44,597,536)	(44,597,536)
Balance as of June 30, 2020	—	—	136,232,886	13,625	121,818,976	(118,765,315)	3,067,286
Issuance of common stock	—	—	3,285,543	329	2,459,254	—	2,459,583
Stock issuance costs	—	—	—	—	(73,149)	—	(73,149)
Exercise of warrants	—	—	1,403,100	140	826,847	—	826,987
Conversion of convertible debt and accrued interest	—	—	8,653,928	865	3,567,112	—	3,567,977
Beneficial conversion feature	—	—	—	—	1,903,228	—	1,903,228
Share-based compensation	—	—	—	—	202,000	—	202,000
Net loss	—	—	—	—	—	(8,333,337)	(8,333,337)
Balance as of September 30, 2020	—	$—	149,575,457	$14,959	$130,704,268	$(127,098,652)	$3,620,575

See accompanying notes to these condensed consolidated financial statements.

Three and Nine Months Ended September 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2018	26,088,820	$2,609	$39,854,297	$(43,515,970)	$(3,659,064)
Issuance of common stock and warrants	4,886,782	489	11,474,766	—	11,475,255
Allocation of warrants to liabilities	—	—	(1,970,000)	—	(1,970,000)
Stock issuance costs	—	—	(319,819)	—	(319,819)
Share-based compensation	—	—	526,000	—	526,000
Issuance of RSUs	90,000	9	(9)	—	—
Net loss	—	—	—	(4,434,765)	(4,434,765)
Balance as of March 31, 2019	31,065,602	3,107	49,565,235	(47,950,735)	1,617,607
Issuance of common stock and warrants	4,318,272	432	8,744,069	—	8,744,501
Allocation of warrants to liabilities	—	—	(1,360,000)	—	(1,360,000)
Stock issuance costs	—	—	(389,623)	—	(389,623)
Exercise of stock options	100,079	10	30,054	—	30,064
Issuance of RSUs	400,000	40	(40)	—	—
Share-based compensation	—	—	852,000	—	852,000
Net loss	—	—	—	(4,488,240)	(4,488,240)
Balance as of June 30, 2019	35,883,953	3,589	57,441,695	(52,438,975)	5,006,309
Share-based compensation	—	—	900,000	—	900,000
Net loss	—	—	—	(9,221,232)	(9,221,232)
Balance as of September 30, 2019	35,883,953	$3,589	$58,341,695	$(61,660,207)	$(3,314,923)

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(56,533,874)	$(18,144,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,499,000	2,278,000
Write-off of deferred offering costs	—	100,056
Accrued interest on convertible notes	298,048	314,721
Amortization of debt discount	1,288,098	713,709
Beneficial conversion feature	2,110,860	—
Depreciation	16,883	16,104
Loss on disposal and write-offs of property and equipment	7,031	—
Change in fair value of derivative liability	(617,000)	(511,000)
Change in fair value of warrant liability	(2,637,500)	(141,700)
Warrant inducement expense	7,157,887	—
Acquired in-process research and development	28,754,026	—
Extinguishment of derivative liability	—	(370,000)
Loss on extinguishment of debt	—	1,049,166
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	(498,873)	(276,185)
Accounts payable	(1,388,457)	(708,219)
Accrued expenses and other liabilities	4,549,153	1,036,898
Accrued interest	3,427	(101,624)
Net cash used in operating activities	(12,991,291)	(14,744,311)
Cash flows from investing activities
Purchase of property and equipment	(2,543)	(9,475)
Purchase of in-process research and development, net of assets acquired	(3,184,454)	—
Net cash used in investing activities	(3,186,997)	(9,475)
Cash flows from financing activities
Borrowings from convertible notes	2,500,000	5,000,000
Payments of convertible notes	(1,469,804)	(6,745,833)
Payments of debt issuance costs	(23,000)	(57,000)
Proceeds from the exercise of stock options	—	30,064
Proceeds from issuance of common stock and warrants	2,370,012	20,706,919
Proceeds from issuance of preferred stock and warrants	22,560,994	—
Payment of offering costs	(3,962,852)	(1,045,468)
Proceeds from exercise of warrants	2,045,988	—
Net cash provided by financing activities	24,021,338	17,888,682
Net increase in cash and cash equivalents	7,843,050	3,134,896
Cash and cash equivalents as of beginning of period	4,592,932	5,728,900
Cash and cash equivalents as of end of period	$12,435,982	$8,863,796

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$54,578	$418,927

Supplemental disclosure of non-cash financing activities
Conversion of convertible notes and accrued interest to common stock	$4,142,977	$—
Non-cash issuance of common stock with merger	$28,754,026	$—
Non-cash addition of derivative liability	$370,000	$1,281,000
Addition of non-cash stock issuance and deferred offering costs	$—	$151,137

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

9 Meters Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on rare and unmet needs in gastroenterology. The Company’s pipeline includes drug candidates for NM-002, a proprietary long-acting GLP-1 agonist for short bowel syndrome (SBS), an orphan designated disease and larazotide, a Phase 3 tight junction regulator being evaluated for celiac disease.

On April 30, 2020, the Company completed its merger with privately-held RDD Pharma, Ltd., an Israel corporation (“RDD”) (the “RDD Merger”) and changed its name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 20, 2020.

Except as noted below under the section entitled “Recently Issued Accounting Standards—Accounting Pronouncements Adopted,” there have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2020, as compared to the significant accounting policies disclosed in Note 1 of the Company’s financial statements for the years ended December 31, 2019 and 2018 included in the Company’s Annual Report on Form 10-K. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

Basis of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Shelf Registration Filing

On March 15, 2018, the Company filed a shelf registration statement that was declared effective on July 13, 2018 (the “Prior Registration Statement”). The Prior Registration Statement did not include various types of securities as is customary and was set to expire in July 2021. On October 2, 2020, the Company filed a shelf registration statement that was declared effective on October 19, 2020 (the “Current Registration Statement”), so the Prior Registration Statement was terminated effective October 19, 2020. Pursuant to the Current Registration Statement, the Company may from time to time offer, issue and sell in one or more offerings of various types of securities up to an aggregate dollar amount of $200 million.

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement related to an ATM pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist Securities, Inc. (previously SunTrust Robinson Humphrey), or Truist, as sales agent, for general corporate purposes (the “Sales Agreement”). In October 2020, the Company entered into an amendment to the Sales Agreement to reflect the termination of the Prior Registration Statement and effectiveness of the Current Registration Statement. As of September 30, 2020, the Company had sold 3,246,745 shares of common stock pursuant to the Sales Agreement for net proceeds of approximately $2.4 million.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 2019 Offering

On March 17, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with SDS Capital Partners II, LLC and certain other accredited investors, pursuant to which the Company sold, on March 18, 2019, 4,181,068 shares of common stock and issued short-term warrants (the “Short-Term Warrants”) to purchase up to 4,181,068 shares of common stock, and long-term warrants (the “March Long-Term Warrants”) to purchase up to 2,508,634 shares of common stock. Pursuant to the Purchase Agreement, the Company issued the common stock and warrants at a purchase price of $2.33 per unit for aggregate proceeds of approximately $9.7 million.

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

Additional Issuance of Warrants

On April 25, 2019, the Company entered into an amendment (the “Amendment”) to the Purchase Agreement dated as of March 17, 2019, between the Company and each purchaser party thereto. The Amendment (i) deleted Section 4.12 of the Purchase Agreement, which generally prohibited the Company from issuing, entering into agreements to issue, announcing proposed issuances, selling or granting certain securities between the date of the Purchase Agreement and the date that was 45 days following the closing date thereunder and (ii) gave each purchaser the right to purchase, for $0.125 per underlying share, an additional warrant to purchase shares of the Company’s common stock having an exercise price per share of $2.13 and otherwise having the terms of the March Long-Term Warrants (collectively, the “New Warrants”) pursuant to a securities purchase agreement entered into among the Company and each purchaser that desired to purchase the New Warrants. On May 17, 2019, the Company and each purchaser entered into such Securities Purchase Agreement (the “New Agreement”), and the Company issued New Warrants exercisable for an aggregate of 3,897,010 shares of the Company’s common stock.

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

RDD Merger Financing

On April 29, 2020, the Company entered into a securities purchase agreement with various accredited investors pursuant to which the Company agreed to issue and sell to the investors units (“Units”) consisting of (i) one share of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and (ii) one five-year warrant (the "Preferred Warrants") to purchase one share of Series A Preferred Stock (the "RDD Merger Financing"). On May 4, 2020, the Company closed the RDD Merger Financing and the Company sold an aggregate of (i) 382,779 shares of Series A Preferred Stock, par value $0.0001 per share, which converted into 38,277,900 shares of common stock on June 30, 2020, upon receipt of approval by the Company’s stockholders (the “Automatic Conversion”), and (ii) Preferred Warrants to purchase up to 382,779 shares of Series A Preferred Stock, which following the Automatic Conversion became exercisable for 38,277,900 shares of common stock. The exercise price of the Preferred Warrants was $58.94 per share of Series A Preferred Stock, and following the Automatic Conversion, became $0.5894 per share of common stock, subject to adjustments as provided under the terms of the Preferred Warrants. In addition, broker warrants covering 8,112 Units and broker warrants covering 10,899 shares of Series A Preferred Stock, which following the Automatic Conversion became exercisable for 2,712,300 shares of common stock, were issued in connection with the RDD Merger Financing. Gross proceeds from the RDD Merger Financing were approximately $22.6 million with net proceeds of approximately $19.2 million after deducting commissions and estimated offering costs. See Note 3—Merger & Acquisition for additional details.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Accrued expenses consisted of the following:

	September 30, 2020 (Unaudited)	December 31, 2019
Accrued compensation and benefits	$1,210,927	$574,332
Accrued clinical expenses	4,591,044	4,143,269
Other accrued expenses	265,246	30,150
Total	$6,067,217	$4,747,751

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

Classification of Warrants
The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, to determine whether the warrants should be classified as equity or liability. The warrants the Company issued during 2019 are freestanding financial instruments that contain net settlement options and may require the Company to settle these warrants in cash under certain circumstances. As such, the Company has classified these warrants as liabilities on the accompanying condensed consolidated balance sheets. The warrant liabilities were initially recorded at fair value on the date of issuance and were subsequently re-measured to fair value at each balance sheet date until the warrant liabilities were exercised. Changes in the fair value of the warrants are recognized as a non-cash component of other income and expense in the accompanying condensed consolidated statements of operations and comprehensive loss. All of the warrants accounted for as warrant liabilities have been exercised or settled as of September 30, 2020.
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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The table below summarizes the valuation inputs into the MCS model for the derivative liability associated with the Unsecured Convertible Note and the Additional Convertible Note on their respective dates of issuance as of March 8, 2019 and January 10, 2020, respectively, and at the end of the period as of September 30, 2020.

	Derivative Liability
	September 30,	January 10,	March 8,
	2020	2020	2019
Discount rate	21.8%	21.6%	29.3%
Expected stock price volatility	83.3%	103.9%	101.1%
Risk-free interest rate	0.1%	1.6%	2.5%
Expected term	1.3 years	2 years	2 years
Price of the underlying common stock	$0.82	$0.65	$1.99

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

Upon a fundamental transaction (as defined in the applicable warrant agreement), each holder of Short-Term Warrants and each holder of the March Long-Term Warrants and New Warrants (collectively, the “Long-Term Warrants”) can elect to require the Company or a successor entity to purchase such holder’s outstanding, unexercised warrants for a cash payment (or under certain circumstances other consideration) equal to the Black-Scholes value of the warrants on the date of consummation of the fundamental transaction, calculated in accordance with the terms and using the assumptions specified in the applicable warrant agreement. Due to the RDD Merger, the Company entered into the Exchange Agreements with the holders of the Exchange Warrants, pursuant to which the Company agreed to issue the purchasers an aggregate of 5,441,023 shares in exchange for the cancellation and termination of the Exchange Warrants. On December 26, 2019, an aggregate of 2,994,762 warrants were exchanged for 3,593,714 shares of the Company’s common stock. During the nine months ended September 30, 2020, 1,539,424 warrants were exchanged for 1,847,309 shares of the Company’s common stock. In addition, the Company amended the Short-Term Warrants and Long-Term Warrants in the Offer to Amend in Exercise on February 12, 2020. Management assumed that the holders of the Short-Term Warrants and Long-Term Warrants would elect to receive cash payments under the respective warrant agreements following completion of the RDD Merger. As such, the Company determined the fair value of the Short-Term Warrants and Long-Term Warrants immediately prior to the Offer to Amend and Exercise, for financial reporting purposes, through the use of the Black-Scholes model. Subsequent to the Offer to Amend and Exercise, the Company determined the fair value of the Short-Term Warrants and Long-Term Warrants using the reduced exercise price of $0.10 as of April 28, 2020. The estimates underlying the

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

assumptions used in both the MCS model and Black-Scholes model are subject to risks and uncertainties and may change over time, and the assumptions used in both the MCS model and the Black-Scholes model for financial reporting purposes generally differ from the assumptions that would be applied in determining a payout under the applicable warrant agreements. These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3.

The Company recognized a gain in fair value of the Short-Term Warrants and Long-Term Warrants of approximately $2.6 million during the nine months ended September 30, 2020, and $2.5 million and $0.1 million during the three and nine months ended September 30, 2019, respectively. All of the Short-Term Warrants and Long-Term Warrants were exercised in the Offer to Amend and Exercise, which closed on April 29, 2020. During the nine months ended September 30, 2020, the Company recognized warrant inducement expense of approximately $7.2 million. There was no warrant inducement expense recognized during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019. The warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the Exchange Warrants and exercise of the warrants in the Offer to Amend and Exercise.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$161,000	$161,000
Warrant liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$161,000	$161,000

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$408,000	$408,000
Warrant liabilities	—	—	2,637,500	2,637,500
Total liabilities at fair value	$—	$—	$3,045,500	$3,045,500

The following table summarizes the changes in fair value of the derivative liability and warrant liabilities classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

Nine Months Ended September 30, 2020
Beginning balance as of December 31, 2019	$3,045,500
Issuance of derivative liability (the Additional Note)	370,000
Exchange of the April Warrants	(380,600)
Change in fair value of warrant liabilities	(1,198,200)
Change in fair value of derivative liability	(617,000)
Exercise of the Short-Term Warrants and Long-Term Warrants	(1,058,700)
Ending balance as of September 30, 2020	$161,000

The amount of total gain for the period included in earnings attributable to the change in unrealized gains relating to the fair value liabilities still held at the end of the period	$617,000

The cumulative unrealized gain relating to the change in fair value of the derivative liability and warrant liabilities of $1,815,200, the gain on exercise of the warrants in the Offer to Amend and Exercise of $1,058,700 and the gain on exchange of the April Warrants of $380,600 for the nine months ended September 30, 2020 is included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of September 30, 2020 and December 31, 2019, the recorded values of cash and cash equivalents, restricted deposit, accounts payable, accrued expenses and convertible promissory notes approximated their fair values due to the short-term nature of the instruments.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees related to offerings or the Company’s shelf registration statement. Offering costs incurred prior to an offering are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. Deferred offering costs associated with the shelf registration statement will be charged to additional paid-in capital on a pro-rata basis in the event the Company completes an offering under the shelf registration statement.

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $108,000 and $103,000 for the three months ended September 30, 2020 and 2019, respectively, and $300,000 and $390,000 for the nine months ended September 30, 2020 and 2019, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the three and nine months ended September 30, 2020 and 2019, 57.1 million and 25.6 million potentially dilutive securities related to warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

	Nine Months Ended September 30,
	2020	2019
Options outstanding under the Private Innovate Plan	6,028,781	6,240,792
Options outstanding under the Omnibus Plan	10,524,626	2,295,921
Options outstanding under the Option Grant Agreements granted to RDD Employees	1,014,173	—
Warrants issued at a weighted-average exercise price of $55.31	154,403	154,403
Warrants issued at an exercise price of $2.54	2,233	349,555
Warrants issued at an exercise price of $3.18	113,980	1,410,358
Warrants issued at an exercise price of $0.5894	39,275,900	—
Short-term warrants issued at an exercise price of $4.00	—	4,181,068
Long-term warrants issued at a weighted-average exercise price of $2.24	—	10,939,830
Total	57,114,096	25,571,927

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact this standard will have on the Company’s consolidated financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although, the Company received gross proceeds of approximately $22.6 million upon completion of the RDD Merger Financing, as well as approximately $4.3 million in combined proceeds from the exercise of warrants and issuance of common stock under the Sales Agreement, each further described in Note 1—Summary of Significant Accounting Policies, the Company expects to incur substantial losses in the future as it conducts planned operating activities. Based on the Company’s limited operating history, recurring negative cash flows from operations, current plans and available resources, the Company will need substantial additional funding to support its planned and future operating activities, including progression of research and development programs. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about the Company’s ability to continue as a going concern for at least 1 year following the date these financial statements are issued.

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

Accounting Treatment

Both the RDD Merger and the Naia Acquisition were accounted for as asset acquisitions under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The net tangible and intangible assets acquired, and liabilities assumed in connection with the transactions were recorded at their estimated fair values on the respective dates of acquisition. The excess of purchase price over fair value of identified assets acquired and liabilities assumed was expensed as in-process research and development. The Company acquired the RDD net assets for shares of the Company’s common stock valued at $26.6 million and assumed liabilities of $1.3 million. The net assets received were less than $0.1 million. The Company acquired the Naia technology for $2.1 million in cash, common stock valued at $2.2 million, excluding contingent consideration, and the pre-payment of certain operating costs on behalf of Naia totaling $0.1 million. No contingent consideration associated with the Naia Acquisition was recorded at the time of acquisition because the related development and sales milestones were not deemed probable. As a result of the RDD Merger and the Naia Acquisition, approximately $32.3 million was expensed as acquired in-process research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2020.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Unsecured Convertible Promissory Note

On March 8, 2019, the Company entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with a purchaser (the “Convertible Noteholder”). Pursuant to the Note Purchase Agreement, the Company issued the Convertible Noteholder an unsecured Convertible Promissory Note (the “Unsecured Convertible Note”) in the principal amount of $5.5 million. The Convertible Noteholder had the right to elect to convert all or a portion of the Unsecured Convertible Note at any time and from time to time into the Company’s common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. The Company had the right to prepay all or a portion of the Unsecured Convertible Note at any time for an amount equal to 115% of then outstanding obligations or the portion of the obligations the Company is prepaying. The purchase price of the Unsecured Convertible Note was $5.0 million, and the Unsecured Convertible Note carried an original issuance discount (“OID”) of $0.5 million, which was included in the principal amount of the Unsecured Convertible Note. In addition, the Company agreed to pay $20,000 of transaction expenses, which were netted out of the purchase price of the Unsecured Convertible Note. The Company also incurred additional transaction costs of approximately $37,000, which were recorded as debt issuance costs. As a result of the redemption features of the Unsecured Convertible Note, further described below, the Company amortized the debt issuance costs and accreted the OID to interest expense over the estimated redemption period of 15 months, using the effective interest method.

The various conversion and redemption features contained in the Unsecured Convertible Note were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $1.3 million. Amortization of debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $0.8 million for the nine months ended September 30, 2020, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2019, respectively. The Unsecured Convertible Note was fully accreted as of June 30, 2020.

The Unsecured Convertible Note bore interest at the rate of 10% (which would have increased to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Unsecured Convertible Note was due on the second-year anniversary of the Unsecured Convertible Note’s issuance. During the nine months ended September 30, 2020, the Company made principal payments of $4.1 million on the Unsecured Convertible Note, consisting of $1.5 million in cash payments and $2.6 million in stock conversions. During the nine months ended September 30, 2019, the Company made principal payments in cash of $0.5 million. During the nine months ended September 30, 2020, the remaining principal of $2.6 million and accrued interest of $0.1 million were converted into 6,583,143 shares of the Company’s common stock at a weighted-average conversion price of $0.42, which reflected a discount of approximately 38% (the “Conversion Discount”). The Conversion Discount represented a beneficial conversion feature of approximately $1.4 million which was recorded as a charge to interest expense and a credit to additional paid-in capital in the accompanying condensed consolidated financial statements. The Unsecured Convertible Note was deemed paid in full as of September 30, 2020.

Standstill Agreement

On April 3, 2020, the Company entered into a standstill agreement with the Convertible Noteholder (the “Standstill Agreement”). Pursuant to the Standstill Agreement, the Convertible Noteholder would not seek to redeem any portion of the Unsecured Convertible Note between April 1, 2020 and May 31, 2020. The outstanding balance of the Unsecured Convertible Note was increased by $150,000 on April 3, 2020 as consideration for the Standstill Agreement and was recorded as interest expense during the nine months ended September 30, 2020. All other terms of the Unsecured Convertible Note remained in full force and effect.

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

The various conversion and redemption features contained in the Additional Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $0.4 million. Amortization of debt discount and accretion of the OID for the Additional Note recorded as interest expense was approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2020.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Additional Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Additional Note is due on the second anniversary of the date of the Additional Note’s issuance. During the nine months ended September 30, 2020, the Company made principal payments on the Additional Note of approximately $1.2 million and interest of $0.2 million through conversions into 3,358,481 shares of the Company’s common stock at a weighted-average conversion price of $0.42, which reflected a discount of approximately 36%. The conversion discount represented a beneficial conversion feature of approximately $0.8 million which was recorded as a charge to interest expense and a credit to additional paid-in capital in the accompanying condensed consolidated financial statements.

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

The convertible notes payable as of September 30, 2020 and December 31, 2019 consists of the following:

	September 30, 2020 (Unaudited)	December 31, 2019
Convertible Notes	$8,400,000	$5,500,000
Less: principal payments of debt	(6,859,458)	(1,544,724)
Less: unamortized debt discount and OID accretion	(275,522)	(770,621)
Total	$1,265,020	$3,184,655

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

As consideration under the Amunix License for GLP-1, we agreed to pay Amunix certain royalty payments and (i) $70.4 million in milestone payments upon achievement of future development and sales milestones in the U.S. and major EU countries, (ii) $20.5 million in milestone payments upon achievement of future development and sales milestones in China and certain related territories, and (iii) $20.5 million in milestone payments upon achievement of future development and sales milestones in South Korean and certain other east Asian countries. As consideration under the Amunix License for GLP-2, we agreed to pay Amunix certain royalty payments and $60.1 million in milestone payments upon achievement of future development and sales milestones in the U.S. and major EU countries.

As consideration under the Cedars License, we agreed to pay Cedars certain royalty payments and approximately $9.4 million in milestone payments upon achievement of future development and sales milestones.

The Company incurred milestone fees of approximately $2.2 million during the three and nine months ended September 30, 2020 and $0.3 million during the three and nine months ended September 30, 2019.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital stock consists of 360 million shares of capital stock, par value $0.0001 per share, of which 350 million shares are designated as common stock and 10 million shares are designated as preferred stock.

Preferred Stock

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

On May 4, 2020, the Company closed the RDD Merger Financing, further described in Note 1—Summary of Significant Accounting Policies, pursuant to which the Company sold an aggregate of 382,779 shares of Series A Preferred Stock, par value $0.0001, which were convertible into 38,277,900 shares of common stock. The Series A Preferred Stock was classified as equity in accordance with ASC 480—Distinguishing Liabilities from Equity. Shares of the Series A Preferred Stock and the Preferred Warrants were valued using the relative fair value method. The Preferred Warrants were valued using a Black Scholes option pricing model. The Company determined the transaction created a beneficial conversion feature of approximately $3.1 million. The table below summarizes the inputs for the Black Scholes option pricing model on the date of issuance.

	May 4, 2020 (Unaudited)
Conversion price	$0.5894
Expected stock price volatility	73.7%
Risk-free interest rate	0.4%
Expected term	5	years
Price of the underlying common stock	$0.50

As of May 4, 2020, the stated value of the issued and outstanding Series A Preferred Stock and the Preferred Warrants was approximately $12.5 million and $7.0 million, respectively. On June 30, 2020, the Company’s outstanding Series A Preferred Stock automatically converted into 38,277,900 shares of common stock upon receipt of stockholder approval. Each share of outstanding Series A Preferred Stock converted into 100 shares of Common Stock and each share of Series A Preferred Stock underlying the Preferred Warrants became exercisable for 100 shares of Common Stock. Upon conversion of the Series A Preferred Stock, the Company reclassified the carrying value of the Series A Preferred Stock to common stock and additional paid-in capital.

There were no shares of preferred stock issued and outstanding as of September 30, 2020 or December 31, 2019.

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

There were 149,575,457 and 39,477,667 shares of common stock outstanding as of September 30, 2020 and December 31, 2019, respectively. The Company had reserved shares of common stock for future issuance as follows:

	September 30,	December 31,
	2020 (Unaudited)	2019
Outstanding stock options	17,567,580	8,781,615
Warrants to purchase common stock	39,546,516	14,040,452
Shares issuable upon conversion of convertible debt	475,067	1,217,008
For possible future issuance under the Omnibus Plan	9,853,918	1,102,739
Total common shares reserved for future issuance	67,443,081	25,141,814

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On December 19, 2019, the Company and each of the purchasers of the April Warrants and Placement Agent Warrants entered into the Exchange Agreements, pursuant to which the Company agreed to issue the purchasers an aggregate of 5,441,023 shares of Common Stock at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants.  On December 26, 2019, an aggregate of 2,994,762 warrants were exchanged for 3,593,714 shares of the Company’s common stock. During the nine months ended September 30, 2020, the Company issued 1,847,309 shares of common stock in exchange for cancellation and termination of the remaining outstanding Exchange Warrants. As of September 30, 2020, all of the April Warrants and Placement Agent Warrants were exchanged for Common Stock and there were no April Warrants or Placement Agent Warrants outstanding. See Note 1—Summary of Significant Accounting Policies for further details.

On April 29, 2020, pursuant to the Offer to Amend and Exercise further described in Note 1—Summary of Significant Accounting Policies, warrants to purchase an aggregate of 12,230,418 shares of common stock were tendered, amended and exercised for aggregate gross proceeds of approximately $1.2 million.

On October 26, 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC and Ladenburg Thalmann & Co., Inc. and filed a prospectus with the SEC relating to such offering. The Company previously filed a Registration Statement on Form S-3 that became effective July 13, 2018 that included the registration of $40 million of its shares of common stock in connection with a potential ATM offering. Pursuant to the sales agreement, the Company could issue and sell shares having an aggregate gross sales price of up to $40 million and was required to pay the sales agents’ commissions of 3.0% of the gross sales price per share sold. During the nine months ended September 30, 2019, the Company sold 705,714 shares under the ATM for total net proceeds of approximately $1.7 million. The Company voluntarily suspended the ATM facility as of June 24, 2019 and effective March 19, 2020, the Company terminated the ATM facility.

The Company entered into a sales agreement dated July 22, 2020, as amended on October 2, 2020, with Truist Securities, Inc. (formerly SunTrust Robinson Humphrey, Inc.), or Truist, relating to an ATM pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist, as sales agent, for general corporate purposes (the “2020 ATM”). During the three and nine months ended September 30, 2020, the Company sold 3,246,745 shares under the 2020 ATM for total net proceeds of approximately $2.4 million. Pursuant to the sales agreement, the Company will pay Truist a commission rate of 3.0% of the gross proceeds from the sale of any shares of common stock under the ATM.

NOTE 7: SHARE-BASED COMPENSATION

The Company has two stock option plans in existence: the 2012 Omnibus Incentive Plan (the “Omnibus Plan”) and the Innovate 2015 Stock Incentive Plan (the “Private Innovate Plan”). In addition, the Company assumed 1,014,173 options in accordance with the terms of the RDD Merger Agreement. The shares reserved for issuance under the Omnibus Plan automatically increase on the first day of each calendar year beginning in 2019 and ending in 2022 by an amount equal to the lesser of (i) five percent of the number of shares of common stock outstanding as of December 31st of the immediately preceding calendar year or (ii) such lesser number of shares of common stock as determined by the Board (the “Evergreen Provision”). On January 1, 2020 and 2019, the number of shares of common stock available under the Omnibus Plan automatically increased by 1,973,883 and 1,304,441 shares, respectively, pursuant to the Evergreen Provision. Additionally, on June 30, 2020, stockholders approved an amendment to the Omnibus Plan to increase the aggregate number of shares of common stock available under the Omnibus Plan to 20,794,492 shares.

The terms of the option agreements are determined by the Board. The Company’s stock options vest based on the terms in the stock option agreements and typically vest over a period of three or four years. These stock options typically have a maximum term of ten years.

Private Innovate Plan

As of September 30, 2020, there were 6,028,781 stock options outstanding under the Private Innovate Plan. Since 2018, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

The range of assumptions used in estimating the fair value of the options granted or re-measured under the Private Innovate Plan using the Black-Scholes option pricing model for the periods presented were as follows:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	—%	—%	—%	67%
Risk-free interest rate	—%	—%	—%	2.6%
Expected term of options (in years)	0	0	0	8.2 - 8.7

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	6,063,745	$1.53	$496,275	5.4
Options granted	—	—	—
Options forfeited	(34,964)	2.16	—
Options exercised	—	—	—
Outstanding at September 30, 2020	6,028,781	1.53	995,331	3.4
Exercisable at September 30, 2020	5,955,174	1.52	995,331	3.4
Vested and expected to vest at September 30, 2020	6,027,831	$1.53	$995,331	3.4

There were no options granted under the Private Innovate Plan during the three and nine months ended September 30, 2020 and 2019.

The total fair value of stock option awards vested during the nine months ended September 30, 2020 under the Private Innovate Plan was approximately $435,000. As of September 30, 2020, there was approximately $0.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan, which is expected to be recognized over a weighted average period of 3.2 years.

The Private Innovate Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors.

Omnibus Plan

As of September 30, 2020, there were options to purchase 10,524,626 shares of the Company’s common stock outstanding under the Omnibus Plan and 9,853,918 shares available for future grants under the Omnibus Plan.

The range of assumptions used in estimating the fair value of the options granted under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	72% - 85%	67% - 69%	72% - 85%	67% - 72%
Risk-free interest rate	0.2% - 0.7%	1.5% - 1.9%	0.2% - 0.7%	1.5% - 2.7%
Expected term of options (in years)	5.0 - 10.0	5.0 - 10.0	5.0 - 10.0	5.0 - 10.0

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Amended Omnibus Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	2,717,870	$1.87	$—	9.4
Options granted	7,806,756	0.64	—
Options forfeited	—	—	—
Options exercised	—	—	—
Outstanding at September 30, 2020	10,524,626	0.96	1,424,657	9.4
Exercisable at September 30, 2020	4,373,871	1.39	321,945	9.0
Vested and expected to vest at September 30, 2020	10,035,398	$0.96	$1,337,758	9.4

The weighted-average grant date fair value of options granted under the Omnibus Plan was $0.34 and $0.37 during the three and nine months ended September 30, 2020, respectively.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $1,881,917 during the nine months ended September 30, 2020. As of September 30, 2020, there was approximately $1.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted average period of 3.5 years.

The Omnibus Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors. Upon consummation of the RDD Merger on April 30, 2020, the Company’s board of directors approved the acceleration of certain options for employees, board members and key consultants. The Company recognized an additional $2.7 million in non-cash stock compensation expense related to the modification during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, the board approved grants of 415,948 RSUs, which vest immediately upon the date of grant. During the nine months ended September 30, 2019, the board approved grants of 490,000 RSUs, which have various vesting terms. The weighted-average fair value of RSUs granted during the nine months ended September 30, 2020 and 2019 was $0.57 and $1.44, respectively. The Company recognized share-based compensation expense for the RSUs of approximately $255,000 during the nine months ended September 30, 2020, and $31,000 and $670,000 during the three and nine months ended September 30, 2019, respectively.

RDD Option Grants

Pursuant to the RDD Merger Agreement, the Company assumed option grant agreements awarded to RDD employees upon consummation of the RDD Merger (the “RDD Options”) on April 30, 2020. There were 1,014,173 RDD Options outstanding as of September 30, 2020 at a weighted-average exercise price of $0.63 per share. The total fair value of RDD Options vested during the nine months ended was approximately $471,000. All of the RDD Options are fully vested and there were no RDD Options vested during the three months ended September 30, 2020. The range of assumptions used in estimating the fair value of the RDD Options using the Black-Scholes option pricing model for the periods presented were as follows:

Nine Months Ended September 30, 2020
Expected dividend yield	—%
Expected stock-price volatility	72% - 74%
Risk-free interest rate	0.4% - 0.6%
Expected term of options (in years)	5.0 - 10.0

Total share-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$109,000	$320,000	$1,697,550	$763,000
General and administrative	93,000	580,000	2,801,450	1,515,000
Total share-based compensation	$202,000	$900,000	$4,499,000	$2,278,000

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

Pursuant to the Employment Agreement, Mr. Temperato began full-time employment with the Company upon the effective time of the RDD Merger on April 30, 2020, at an initial base salary of $450,000 per year, subject to review and adjustment by the Board from time to time. The Board approved an option grant to Mr. Temperato to purchase 1,000,000 shares of Common Stock, which vested 25% upon grant, with the remainder vesting in 48 equal month installments, provided that Mr. Temperato remains an employee of the Company as of each such vesting date. Mr. Temperato will be eligible to receive a discretionary annual bonus with a target amount of 40% of his base salary, as determined by the Board in its sole discretion (and pro-rated for 2020). Mr. Temperato is also eligible to participate in the Company’s other employee benefit plans in effect from time to time on the same basis as are generally made available to other senior executive employees of the Company.

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

Periodically, the Company enters into separation and general release agreements with former executives of the Company that include separation benefits consistent with the former executives’ employment agreements. The Company recognized severance expense totaling $0.8 million during the nine months ended September 30, 2020 and $0.3 million during the nine months ended September 30, 2019, which is paid in equal installments over 12 months from the date of separation. There was no severance expense recognized during the three months ended September 30, 2020 and 2019. The accrued severance obligation in respect of the former executives was approximately $0.4 million as of September 30, 2020.

Office Lease

In October 2017, the Company entered into a three-year lease for office space that expired on September 30, 2020. Base annual rent was $60,000, or $5,000 per month. Monthly payments of $5,000 were due and payable over the 24-month term. A security deposit of $5,000 was paid in October 2017. The lease contained a two-year renewal option.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In July 2020, the Company entered into a 4-year lease for the same office space with additional square footage that expires on September 30, 2024. Base annual rent is $72,000, or $6,000 per month. Monthly payments of $6,000 are due and payable over the 4-year term. The lease contains a 3-year renewal option. The Company recorded a right of use asset of $233,206 and an operating lease liability of $233,206 at the inception of the lease in July 2020.

The Company estimated the present value of the lease payments over the remaining term of the leases using a discount rate of 12%, which represented the Company’s estimated incremental borrowing rate. The renewal options were excluded from the lease payments as the Company concluded the exercise of the option was not considered reasonably certain.
Operating lease cost under ASC 842 was approximately $17,880 and $47,880 for the three and nine months ended September 30, 2020, respectively, and $15,000 and $45,000 for the three and nine months ended September 30, 2019, respectively. Operating lease cost is included in general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the nine months ended September 30, 2020.
Future minimum payments under the Company’s lease liability were as follows:

Year ended December 31,	Operating Leases
2020	$18,000
2021	72,000
2022	72,000
2023	72,000
2024	54,000
Total lease payment	288,000
Less: imputed interest	(60,156)
Total	$227,844
Legal

On April 8, 2020, the Company received a summons and complaint that was filed in the Mecklenburg County Superior Court of North Carolina, regarding a vendor that alleges the Company owes approximately $1.7 million for services rendered prior to February 2019. The Company strongly denies any wrongdoing and firmly believes the allegations in the complaint are entirely without merit and intends to defend against them vigorously. The Company filed an answer denying the allegations set forth in the complaint. A mediation is scheduled for November 20, 2020 wherein the parties will attempt to resolve the case. If the case is not resolved at mediation, the trial date is set for February 1, 2021.
From time to time, the Company could become involved in other disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict; therefore, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation. As of September 30, 2020, the Company has accrued approximately $0.6 million for the potential liability.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context otherwise requires, as used in this report, the words “we,” “us,” “our,” the “Company” and “9 Meters” refer to 9 Meters Biopharma, Inc. The following analysis includes historical results and periods that ended prior to the completion of the RDD Merger on April 30, 2020, and therefore only include the historical results of Innovate Biopharmaceuticals, Inc. prior to that date.

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

Company Overview

9 Meters Biopharma, Inc.

9 Meters is a clinical-stage biopharmaceutical company focused on rare and unmet needs in gastroenterology. The Company’s pipeline includes drug candidates for short bowel syndrome (SBS), celiac disease, and two candidates for undisclosed rare and/or orphan diseases.

NM-002 is a long-acting injectable GLP-1 analogue being developed for SBS, a debilitating orphan disease with an underserved market. It affects up to 20,000 people in the U.S. with similar prevalence in Europe. Patients with SBS cannot absorb enough water, vitamins, protein, fat, calories and other nutrients from food. It is a severe disease with life changing consequences, such as impaired intestinal absorption, diarrhea and metabolic complications. Patients have life-long dependency on Parenteral Support (PS) to survive with risk of life-threatening infections and extra-organ impairment. NM-002 links exenatide, a GLP-1 analogue, to a long-acting linker technology and is designed specifically to address the gastric effects in SBS patients by slowing digestive transit time. The asset uses proprietary XTEN® technology to extend the half-life of exenatide, allowing for once-to twice-per-month dosing, thus potentially increasing convenience for patients and caregivers. NM-002 is patent-protected and has received orphan drug designation by the FDA. We dosed our first patients in a Phase 1b/2a study in adult patients suffering from SBS in July 2020. Top-line results are expected in the fourth quarter of 2020.

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

We have approximately 115 active clinical trial sites in our Phase 3 trial with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. Site activation and patient enrollment have recently been impacted by the COVID-19 pandemic. We continue to monitor the evolving situation with COVID-19, which is likely to directly or indirectly impact the pace of enrollment over the next several months. In addition, after consultation with the FDA, the analytical approach to the primary endpoint was modified to perform a continuous variable analysis instead of a responder analysis of the primary efficacy outcome. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525. We currently anticipate a readout from the trial in 2021.

NM-003 is a proprietary long-acting GLP-2 agonist and NM-004 is a double-cleaved mesalamine with an immunomodulator. These two assets are being evaluated for development in rare and/or orphan indications via an ongoing probability of technical and regulatory success analysis. Our product development pipeline is currently positioned as described in the table below.

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

On April 29, 2020, we entered into a securities purchase agreement with various accredited investors, pursuant to which we agreed to issue and sell to the investors units (“Units”) consisting of (i) one share of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and (ii) one five-year warrant (the "Preferred Warrants") to purchase one share of Series A Preferred Stock (the “RDD Merger Financing”). On May 4, 2020, we closed the RDD Merger Financing and sold an aggregate of (i) 382,779 shares of Series A Preferred Stock, which converted into 38,277,900 shares of common stock on June 30, 2020, upon receipt of approval by our stockholders (the “Automatic Conversion”), and (ii) Preferred Warrants to purchase up to 382,779 shares of Series A Preferred Stock, which, following the Automatic Conversion, became exercisable for 38,277,900 shares of common stock. The exercise price of the Preferred Warrants was $58.94 per share of Series A Preferred Stock, and following the Automatic Conversion, became $0.5894 per share of common stock, subject to adjustments as provided under the terms of the Preferred Warrants. In addition, broker warrants covering 8,112 Units and broker warrants covering 10,899 shares of Series A Preferred Stock, which, following the Automatic Conversion, became exercisable for 2,712,300 shares of common stock, were issued in connection with the RDD Merger Financing. Gross proceeds from the RDD Merger Financing were approximately $22.6 million with net proceeds of approximately $19.2 million after deducting commissions and estimated offering costs.

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

As of September 30, 2020, we had an accumulated deficit of $127.1 million. We incurred net losses of $8.3 million and $9.2 million during the three months ended September 30, 2020 and 2019, respectively, and $56.5 million and $18.1 million during the nine months ended September 30, 2020 and 2019, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

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

Other Recent Developments

The effect of the COVID-19 pandemic and its associated restrictions may increase the anticipated aggregate costs for the development of our product candidates and may adversely impact the anticipated timelines for the development of our product candidates by, among other things, causing disruptions in the supply chain for clinical supplies, delays in the timing and pace of subject enrollment in clinical trials and lower than anticipated subject enrollment and completion rates, delays in the review and approval of our regulatory submissions by the FDA and other agencies with respect to our product candidates, and other unforeseen disruptions. The economic impact of the COVID-19 pandemic and its effect on capital markets and investor sentiment may adversely impact our ability to raise capital when needed or on terms favorable to us and our stockholders to fund our development programs and operations. Site activation and patient enrollment have recently been impacted by the COVID-19 pandemic. We do not yet know the full extent of potential delays or impacts on our business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our business and financial condition.

Naia Acquisition

On May 6, 2020, we entered into and consummated a two-step merger with Naia Rare Diseases, Inc. in accordance with the terms of an Agreement and Plan of Merger (the “Naia Acquisition”). The consideration for the Naia Acquisition at closing consisted of $2.1 million in cash and 4,835,438 shares of common stock valued at $2.2 million, plus the pre-payment of certain operating costs on behalf of Naia totaling $0.1 million. Consideration for the Naia Acquisition also included potential future development and sales milestone payments worth up to $80.4 million and royalties on net sales of certain products to which Naia has exclusive rights by license. No contingent consideration for the Naia Acquisition was recorded at the time of acquisition because the potential development and sales milestones were not deemed probable.

Warrant Exchange

Pursuant to a purchase agreement dated April 29, 2019, we issued warrants to purchase up to 4,318,272 shares of our common stock (the “April Warrants”) and granted the placement agent warrants to purchase up to 215,914 shares of common stock (the “Placement Agent Warrants”). On December 19, 2019, we entered into separate exchange agreements with each of the purchasers of the April Warrants and the Placement Agent Warrants (the “Exchange Agreements”). Pursuant to the Exchange Agreements, we agreed to issue to the purchasers an aggregate of 5,441,023 shares of our common stock (the “Exchange Shares”) at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants. On December 26, 2019, we issued 3,593,714 Exchange Shares in exchange for the cancellation and termination of Exchange Warrants to purchase 2,994,762 shares of common stock. During the nine months ended September 30, 2020, we issued 1,847,309 Exchange Shares in exchange for the cancellation and termination of the remaining outstanding Exchange Warrants.

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

Research and Development Updates

In July 2020, we dosed our first patients in our Phase 1b/2a clinical trial for the treatment of SBS. Top-line results are expected in the fourth quarter of 2020.

During 2019, we dosed the first patient in our Phase 3 clinical trial for larazotide in adult patients with celiac disease. We have approximately 115 active clinical trial sites with three parallel treatment groups, 0.25 mg of larazotide tid, 0.5 mg of larazotide tid and a placebo arm. We currently anticipate a readout from the trial in 2021. In May 2020, we received a thorough QT (TQT) study waiver from the FDA for the Phase 3 trial of larazotide in celiac disease. The waiver supports larazotide’s strong precedent of safety and could potentially streamline the program’s timeline and cost effectiveness. In addition, after consultation with the FDA, the definition of the primary endpoint was modified to utilize a continuous variable instead of a responder analysis. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table sets forth the key components of our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Operating expenses:
Research and development	$4,413,707	$3,943,420	$470,287	12%
General and administrative	1,890,492	2,564,508	(674,016)	(26)%
Total operating expenses	6,304,199	6,507,928	(203,729)	(3)%

Loss from operations	(6,304,199)	(6,507,928)	203,729	3%
Total other income (expense), net	(2,029,138)	(2,713,304)	684,166	(25)%

Net loss	$(8,333,337)	$(9,221,232)	$887,895	10%

Research and Development Expense

Research and development expense for the three months ended September 30, 2020, increased approximately $0.5 million, or 12%, as compared to the three months ended September 30, 2019. The increase was driven primarily by the increase in research and development license fees of approximately $1.9 million due upon dosing of the first patient in our Phase 1a/2b clinical trial for the treatment of SBS. In addition, personnel costs and benefits associated with our research and development personnel increased by approximately $0.2 million due to the addition of personnel upon consummation of the RDD Merger. These increases were offset by the decrease of $1.5 million in our clinical trial expense due to significant fees incurred in prior period associated with our former clinical research organization and the initial start-up fees incurred for our Phase 3 clinical trial in celiac disease. Non-cash stock compensation expense included in research and development decreased by approximately $0.2 million due to the accelerated vesting of certain outstanding options in prior year and the decline in the fair value of the underlying stock. The table below summarizes our research and development expenses allocated to our current clinical programs, license fees and other research and development expenses for the periods indicated.

	Three Months Ended September 30,
	2020	2019
Research and development expenses:
NM-001 Celiac Disease	$1,332,001	$2,826,460
NM-002 Short Bowel Syndrome	384,369	—
License fees	2,201,985	250,000
Other research and development expenses	495,352	866,960
Total research and development expenses	$4,413,707	$3,943,420

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2020, decreased approximately $0.7 million, or 26%, as compared to the three months ended September 30, 2019. The decrease was primarily due to a decrease in non-cash stock compensation expense of approximately $0.5 million due to the accelerated vesting of certain outstanding options in prior period, as well as the decline in the fair value of the underlying stock. In addition, professional fees decreased by approximately $0.4 million. These decreases were offset by an increase in personnel costs and benefits of approximately $0.1 million due to the addition of a new chief executive officer in April 2020 and the addition of a full-time controller in June 2020. Costs associated with operating as a public company also increased by approximately $0.1 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2020, changed by approximately $0.7 million, or 25%, as compared to the three months ended September 30, 2019. Other expense decreased due to (i) interest expense of approximately $0.3 million associated with the payoff of the Unsecured Convertible Note during the three months ended September 30, 2020; and (ii) the loss on fair value of warrant liabilities of approximately $2.5 million. These decreases were offset by an increase in non-cash interest expense associated with the beneficial conversion feature on conversion of principal and interest of our convertible notes of approximately $1.9 million. In addition, the gain on fair value of the derivative liabilities decreased by approximately $0.2 million.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table sets forth the key components of our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Operating expenses:
Research and development	$7,457,509	$8,215,079	$(757,570)	(9)%
Acquired in-process research and development	32,266,893	—	32,266,893	100%
General and administrative	9,220,020	8,728,714	491,306	6%
Warrant inducement expense	7,157,887	—	7,157,887	100%
Total operating expenses	56,102,309	16,943,793	39,158,516	231%

Loss from operations	(56,102,309)	(16,943,793)	(39,158,516)	231%
Other income (expense), net	(431,565)	(1,200,444)	768,879	(64)%
Net loss	$(56,533,874)	$(18,144,237)	$(38,389,637)	212%

Research and Development Expense

Research and development expense for the nine months ended September 30, 2020, decreased approximately $0.8 million, or 9%, as compared to the nine months ended September 30, 2019. The change was driven primarily by a decrease of $3.7 million in our clinical trial expense due to significant fees incurred in prior period associated with our former clinical research organization and start-up fees for our Phase 3 trial for celiac disease in 2019. These decreases were offset by increases in non-cash stock compensation expense included in research and development of approximately $0.9 million due to the accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant. License fees increased by approximately $1.9 million due to dosing of the first patient in our Phase 1a/2b clinical trial for the treatment of SBS. The table below summarizes our research and development expenses allocated to our clinical trial programs, license fees and other research and development expenses for the periods indicated.

	Nine Months Ended September 30,
	2020	2019
Research and development expenses:
NM-001 Celiac Disease	$2,183,211	$5,859,164
NM-002 Short Bowel Syndrome	442,044	—
License fees	2,201,985	250,000
Other research and development expenses	2,630,269	2,105,915
Total research and development expenses	$7,457,509	$8,215,079

Acquired In-process Research and Development Expense

Acquired in-process research and development expense was approximately $32.3 million during the nine months ended September 30, 2020 and represents expenses associated with the RDD Merger and Naia Acquisition that closed during the nine months ended September 30, 2020. Approximately $28.8 million represents non-cash acquired in-process research and development expense paid in equity ownership. There was no acquired in-process research and development expense during the nine months ended September 30, 2019.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2020, increased approximately $0.5 million, or 6%, as compared to the nine months ended September 30, 2019. The increase was driven by an increase in non-cash stock compensation expense of approximately $1.3 million due to the accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant. In addition, personnel costs and benefits increased by approximately $1.0 million due to an increase in severance costs related to termination of employees following the RDD Merger and the addition of several general and administrative personnel, including a new chief executive officer in April 2020 and full-time controller in June 2020. These increases were offset by decreases in (i) business development, patent protection of our intellectual property and other general corporate fees of approximately $0.6 million, (ii) professional fees of $0.9 million due to legal fees associated with the RDD Merger and RDD Merger Financing that were accounted for as offering fees and (iii) costs associated with operating as a public company of approximately $0.3 million.

Warrant Inducement Expense

During the nine months ended September 30, 2020, we recognized warrant inducement expense of approximately $7.2 million. There was no warrant inducement expense during the nine months ended September 30, 2019. The warrant inducement expense represents the accounting fair value of consideration issued to induce exercise of certain warrants in the Offer to Amend and Exercise by reducing the exercise price to $0.10 per share, further described in “Note 1-Summary of Significant Accounting Policies” to the accompanying financial statements included in this Quarterly Report on Form 10-Q.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2020, decreased by approximately $0.8 million, or 64%, as compared to the nine months ended September 30, 2019. The decrease in other expense consists of a decrease of approximately $1.0 million for the loss on extinguishment of debt that was incurred in March 2019 further described in “Note 4—Debt.” In addition, the gain on fair value of warrant liabilities increased by approximately $2.5 million. These changes were offset by increases in interest expense of $2.4 million, including the non-cash beneficial conversion feature of $2.1 million associated with our convertible note further described in “Note 4—Debt” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and a decrease of $0.3 million for the change in fair value of derivative liability and extinguishment of derivative liability.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2020, we had cash and cash equivalents of approximately $12.4 million, compared to approximately $4.6 million as of December 31, 2019. The increase in cash was primarily due to net proceeds from the RDD Merger Financing of approximately $19.2 million which was offset by expenditures for acquisition costs, business operations, research and development and clinical trial costs.

On April 29, 2020, we entered into a securities purchase agreement with various investors in the RDD Merger Financing pursuant to which we agreed to issue and sell to the investors units consisting of (i) one share of Series A Preferred Stock and (ii) one Preferred Warrant. On May 4, 2020, upon closing of the RDD Merger Financing, we received net proceeds of $19.2 million after deducting placement agent fees and other offering expenses. We used $2.1 million to fund the Naia Merger and we plan to use the remaining funds to progress our current pipeline, including the ongoing Phase 3 clinical trial in celiac disease and conducting the Phase 1b/2a trial in SBS which began in June 2020. We expect to incur substantial expenditures in the foreseeable future for the continued development and clinical trials of our product candidates. We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future. We plan to seek funds through debt or equity financings, strategic alliances and licensing arrangements, and other collaborations or sources of financing.

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

Standstill Agreement

In order to preserve cash until completion of the RDD Merger, we entered into a standstill agreement on April 3, 2020, with the Convertible Noteholder (the “Standstill Agreement”). Pursuant to the Standstill Agreement, the Convertible Noteholder would not seek to redeem any portion of the Unsecured Convertible Note between April 1, 2020 and May 31, 2020. The outstanding balance of the Unsecured Convertible Note was increased by $150,000 as partial consideration for the Standstill Agreement. All other terms of the Unsecured Convertible Note remained in full force and effect. During the three months ended, September 30, 2020, the remaining balance of principal and interest due under the Unsecured Convertible Note was converted into shares of our common stock and the Unsecured Convertible Note is deemed paid in full. See “Note 4—Debt” for additional details.

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

The Additional Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Additional Note is due on the second anniversary of the date of the Additional Note’s issuance. During the three months ended, principal and interest of approximately $1.4 million converted into 3,358,481 shares of our common stock. See “Note 4—Debt” for additional details.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(12,991,291)	$(14,744,311)
Investing activities	(3,186,997)	(9,475)
Financing activities	24,021,338	17,888,682
Net increase in cash and cash equivalents	$7,843,050	$3,134,896

Operating Activities

For the nine months ended September 30, 2020, our net cash used in operating activities of approximately $13.0 million primarily consisted of a net loss of $56.5 million, a non-cash gain of $2.6 million for the change in the fair value of the warrant liabilities and a non-cash gain of $0.6 million for the change in fair value of the convertible note derivative liabilities. These decreases were offset by adjustments for non-cash warrant inducement expense of $7.2 million, non-cash share-based compensation of approximately $4.5 million, non-cash interest expense of approximately $1.3 million, a non-cash beneficial conversion feature of approximately $2.1 million associated with the conversion of convertible note principal and interest, and non-cash in process research and development expense of approximately $28.8 million. In addition, the net change in operating assets and liabilities increased by $2.7 million.

For the nine months ended September 30, 2019, our net cash used in operating activities of approximately $14.7 million primarily consisted of a net loss of $18.1 million, a non-cash gain of $1.0 million for the extinguishment of the Senior Convertible Note derivative liability and changes in the fair value of the warrant liabilities and the Unsecured Convertible Note derivative liability. These decreases were offset by adjustments for non-cash share-based compensation of approximately $2.3 million, a non-cash loss of $1.0 million on the extinguishment of debt, non-cash interest expense of approximately $1.0 million and write-off of deferred offering costs associated with the ATM facility of $0.1 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 represents the purchase of property and equipment of approximately $2,500 and the purchase of in-process research and development, net of assets received, of approximately $3.2 million. Net cash used in investing activities for the nine months ended September 30, 2019 represents the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities of approximately $24.0 million primarily consisted of (i) the proceeds of $22.6 million from the issuance of preferred stock and warrants in the RDD Merger Financing, (ii) proceeds of $2.5 million from the issuance of the Additional Note, (iii) proceeds of approximately $2.4 million from the sale of our common stock pursuant to the Sales Agreement with Truist, and (iv) proceeds of approximately $2.0 million from the exercise of warrants. These increases were offset by approximately $1.5 million in cash debt repayments and $4.0 million in stock issuance costs associated with the Warrant Exchange, Offer to Amend and Exercise, RDD Merger and RDD Merger Financing.

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

Contractual Obligations and Commitments

In October 2017, we entered into a three-year lease agreement for office space that expired on September 30, 2020. Base annual rent for the three-year lease period was $60,000. Monthly rent payments of $5,000 were due in advance of the first day of each month for the 24-month term. A security deposit of approximately $5,000 was paid in October 2017 and is included in other assets on the accompanying condensed consolidated balance sheets included in the condensed consolidated financial statements to this Quarterly Report on Form 10-Q. In July 2020, we signed a four-year lease agreement for the same office space with additional square footage that will expire on September 30, 2024 (the “Second Term”). Base annual rent for the Second Term is $72,000 with monthly rent payments of $6,000.

We estimated the present value of the lease payments over the remaining term of the lease using a discount rate of 12%, which represented our estimated incremental borrowing rate. The two-year renewal option was excluded from the lease payments as we concluded the exercise of this option was not considered reasonably certain. See “Note 8—Commitments and Contingencies” in the accompanying financial statement included in this Quarterly Report on Form 10-Q for further details regarding accounting treatment of our lease agreements.

In April 2020 and February 2019, we entered into separation and general release agreements with former executives that included separation benefits consistent with each former executive’s employment agreement. We recognized severance expense totaling $0.8 million during the nine months ended September 30, 2020 and $0.3 million during the nine months ended September 30, 2019. Severance payments are paid in equal installments over 12 months from the date of separation. The accrued severance obligation in respect of the former executives was approximately $0.4 million as of September 30, 2020.

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. In general, the amount and timing of sub-license fees and the achievement and timing of development and commercialization milestones are not probable and estimable, and as such, these commitments have not been included on the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2020, we incurred development milestone fees of approximately $2.2 million associated with the dosing of the first patient in our Phase 1b/2a clinical trial for the treatment of SBS, which is included in accrued expenses on the accompanying condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management identified a material weakness in internal control over financial reporting in connection with our audited financial statements for the year ended December 31, 2018, due to our inability to adequately segregate duties as a result of our limited number of accounting personnel. In an effort to remediate this material weakness during the year ended December 31, 2019, we added two full-time finance positions, a Chief Financial Officer, who is serving as Principal Financial Officer and Principal Accounting Officer, and a Controller. During the year ended December 31, 2019, we also enhanced our system of internal controls, including improving our segregation of duties. However, management concluded that as of September 30, 2020, our internal controls over financial reporting are ineffective.

Although we are committed to continuing to improve our internal control processes and intend to implement a plan to remediate our material weakness, we cannot be certain of the effectiveness of such plan or that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

Changes in Internal Control Over Financial Reporting

As of September 30, 2020, there were no material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

On April 8, 2020, we received a summons and complaint that was filed in the Mecklenburg County Superior Court of North Carolina, regarding a vendor that alleges the Company owes approximately $1.7 million for services rendered prior to February 2019. We strongly deny any wrongdoing and firmly believe the allegations in the complaint are entirely without merit and intend to defend against them vigorously. We filed an answer denying the allegations set forth in the complaint. A mediation is scheduled for November 20, 2020 wherein the parties will attempt to resolve the case. If the case is not resolved at mediation, the trial date is set for February 1, 2021.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020 we issued a total of 9,941,624 shares of our common stock for the conversion of outstanding notes payable, reducing the debt by $3.8 million and interest payable by $0.3 million. We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act to issue these shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	EXHIBIT	FILING DATE
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

9 METERS BIOPHARMA, INC.
a Delaware corporation

Date:	November 9, 2020	By:	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Principal Accounting Officer)