Form 10-K
period 2020-12-31
9 METERS BIOPHARMA, INC.
filed 2021-03-22
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes   ☐     No   ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒

The aggregate value of common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $62.0 million (based on the last reported closing sale price on the Nasdaq Capital Market on that date of $0.57 per share).

As of March 17, 2021, the registrant had 216,070,445 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

These forward-looking statements are based on our current expectations and beliefs and involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to our limited operating history; our need for substantial additional funding; the lengthy, expensive and uncertain nature of the clinical trial process; results of earlier studies and trials not being predictive of future trial results; our need to attract and retain senior management and key scientific personnel; our reliance on third parties; our ability to manage our growth; potential delays in commencement and completion of clinical studies; our ability to obtain and maintain effective intellectual property protection; the impact of COVID-19; and other risks described in the “Risk Factors” section of this Annual Report on Form 10-K. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

NOTES

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “9 Meters”, “Company”, “we”, “us” and “our” refer to 9 Meters Biopharma, Inc. and its subsidiaries. In May 2020 we changed the name of our company from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc. Accordingly, any reference to Innovate Biopharmaceuticals, Inc. in the documents incorporated by reference means 9 Meters Biopharma, Inc.

This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to or incorporated by reference in this prospectus supplement or the accompanying prospectus, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Capital Requirements and Financial Condition
•We have a limited operating history and have incurred significant losses since inception and expect that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.
•Our auditor has expressed substantial doubt about our ability to continue as a going concern.
•We will require substantial additional financing for further development of our product candidates.

Risks Related to Our Business Strategy and Operations
•We are substantially dependent upon the clinical, regulatory and commercial success of our product candidates.
•If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop and commercialize our product candidates.
•Failure to develop and maintain adequate financial controls could cause us to have material weaknesses, which could adversely affect our operations and financial position.
•We currently rely significantly on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs.
•We do not have, and do not have plans to establish, manufacturing facilities.
•We currently have no marketing capabilities and no sales organization.
•Our product candidates may cause undesirable side effects or adverse events, or have other properties that could delay or prevent their clinical development, regulatory approval or commercialization.
•The COVID-19 pandemic may materially and adversely affect our business and operations.

Risks Related to Drug Development and Commercialization
•Clinical drug development involves a lengthy and expensive process, with an uncertain outcome.
•Delays in clinical studies of our product candidates could increase overall development costs and jeopardize our ability to obtain regulatory approval and successfully commercialize any approved products.
•We may experience difficulties in the enrollment of patients in our clinical trials, which may delay or prevent us from obtaining regulatory approval.
•Use of our proprietary patient-reported outcome measure, CeD PRO, in our Phase 3 clinical trials of larazotide for the treatment of celiac disease may adversely impact our ability to achieve a positive result from these clinical trials.
•There is significant uncertainty regarding the regulatory approval process for any investigational new drug, and substantial further testing and validation of our product candidates and related manufacturing processes may be required.
•Even if we receive regulatory approval for a product candidate, we may face regulatory difficulties that could materially and adversely affect our business, financial condition and results of operations.
•If any of our product candidates for which we receive regulatory approval fails to achieve significant market acceptance among the medical community, patients or third-party payers, the revenue we generate from our sales will be limited and our business may not be profitable.
•Even if we receive regulatory approval to market one or more of our product candidates in the United States, we may never receive approval or commercialize our products outside of the United States.
•We may expend our limited resources to pursue a particular product candidate or indication in lieu of other opportunities and fail to capitalize on product candidates and indications that may be more profitable.

Risks Related to Our Intellectual Property
•Our success will depend in part on obtaining and maintaining effective patent and other intellectual property protection for our product candidates and proprietary technology.
•If we fail to comply with our obligations under any license, collaboration or other agreements, we could lose intellectual property rights that are necessary for developing and commercializing our product candidates.
•Our success depends on our ability to prevent competitors from duplicating or developing and commercializing equivalent versions of our product candidates, and intellectual property protection may not be sufficient or effective to exclude this competition.
•Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•Third parties may claim that our products, if approved, infringe on their proprietary rights and may challenge the approved use or uses of a product or our patent rights through litigation or administrative proceedings.

Risks Related to Our Industry
•We are subject to uncertainty relating to healthcare reform measures and reimbursement policies that, if not favorable to our products, could hinder or prevent our products’ commercial success, if any of our product candidates are approved.
•Any fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval.
•Intense competition might render our gastroenterology products noncompetitive or obsolete.
•We may not enjoy the market exclusivity benefits of orphan drug designations.
•We face potential product liability exposures, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

Risks Related to Our Common Stock
•The market price of our common stock has been and will likely in the future be volatile.
•Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly.
•The issuance of additional shares of common stock may cause substantial dilution to our existing stockholders and reduce the trading price of our common stock.
•If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which could decrease the liquidity of our common stock and our ability to raise additional capital.
•Anti-takeover provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult.
•Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for substantially all disputes between us and our stockholders.
•We have not paid cash dividends in the past and do not expect to pay dividends in the future.

PART I
Item 1. Business.

Overview
9 Meters is a clinical-stage biopharmaceutical company focused on rare and unmet needs in gastroenterology. Our pipeline includes drug candidates for short bowel syndrome (SBS), celiac disease, and three early-stage candidates for undisclosed rare diseases and/or unmet needs, two of which are expected to be IND-enabling during 2021.

In April 2020, we completed a merger (the “RDD Merger”) with privately-held RDD Pharma, Ltd., an Israel corporation (“RDD”) and changed our name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc. Shortly thereafter, we acquired Naia Rare Diseases, Inc. and completed the integration of all three entities during the year ended December 31, 2020.

Our current product development pipeline is described in the table below.
Figure 1: Current product development pipeline

Corporate Strategy

Our goal is to become a leading biopharmaceutical company focused on rare and unmet needs in gastroenterology that have the potential to transform current treatment paradigms for patients and to address unmet medical needs. The critical components of our strategy are as follows:
•Advance the development of NM-002 for the treatment of SBS. We recently completed the Phase 1b/2a clinical trial for the treatment of SBS. We announced positive topline results in December 2020, indicating that NM-002 met its primary objective, demonstrating excellent safety and tolerability. In addition, NM-002 demonstrated a clinically relevant improvement in TSO volume within 48 hours of first dose. Following communication from the FDA during the first quarter of 2021, we plan to initiate a Phase 2 trial in the second quarter of 2021. Topline results are currently expected in the fourth quarter of 2021.
•Complete the Phase 3 clinical trial for NM-001 (larazotide) for celiac disease. We initiated the Phase 3 trial for larazotide for treatment of celiac disease during 2019. We have approximately 110 active clinical trial sites with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. After consultation with the FDA, the analytical approach to the primary endpoint was modified to perform a continuous variable analysis instead of a responder analysis of the primary efficacy outcome. The new methodology enables a more capital efficient study, with reduction in participants from 630 to 525. Site activation and patient enrollment have been impacted by the COVID-19 pandemic. We continue to monitor the evolving situation with COVID-19, which could continue to directly or indirectly impact the pace of enrollment. Given challenges in enrollment related to the COVID-19 pandemic, interim results and topline data readouts are now anticipated in 2022.
•Advance our early-stage drug product candidates for undisclosed rare and unmet needs. We plan to initiate IND-enabling studies for NM-003, our long-acting GLP-2 agonist, and NM-102, our proprietary tight-junction microbiome modulator.
•Acquire targeted clinical compounds for rare and unmet needs in GI diseases. We continually evaluate in-licensing opportunities and may acquire targeted clinical compounds for rare and unmet needs in GI disease. Focusing on rare and unmet needs within GI allows for a targeted corporate development approach.
•Commercialization strategy. For products with rare and/or orphan patient populations, our plan is to build an infrastructure to commercialize our drug products within the U.S and target key prescribing physicians, including specialists such as gastroenterologists, as well as provide patients with support programs to ensure product access. In addition, we will seek partners to commercialize our drug products outside of the U.S. For large addressable markets, such as celiac disease, we plan to seek out partners with an established presence and history of successful commercialization.
•Leverage, protect and enhance our intellectual property portfolio and secure patents for additional indications. We intend to continue to expand our intellectual property, grounded in securing composition of matter patents and method of use patents for new indications. We plan to develop new formulations for our current product candidates for other indications and improve performance of existing product candidates. We plan to enhance the intellectual property portfolio further through learning from ongoing clinical trials and manufacturing processes.
•Outsource capital intensive operations. We plan to continue to outsource capital intensive operations, including most clinical development and all manufacturing operations of our product candidates and to facilitate the rapid development of our pipeline by using high quality specialist vendors and consultants in a capital efficient manner.

Figure 2: Corporate Strategy

Agreement with the European Biomedical Research Institute of Salerno

On December 21, 2020, we entered into a material transfer agreement (“MTA”) with the European Biomedical Research Institute of Salerno (“EBRIS”) in Italy to advance a study to evaluate the safety and tolerability of larazotide when delivered to lung tissue in healthy volunteers. The Company and EBRIS agreed that we would supply drug sufficient to initiate and complete a Phase 1 study in Australia during 2021 to assess the safety and tolerability of the drug when delivered directly to the lungs. EBRIS agreed to manage the operations and financing of the study. Based on the results of the Phase 1 study, EBRIS may advance into a phase 2/3 program in COVID-19 patients, at which point the terms of a new agreement would be determined.

NM-002 for the Treatment of Short Bowel Syndrome

NM-002, a long-acting glucagon-like peptide-1 (“GLP-1”) receptor agonist that combines exenatide with a proprietary extended half-life technology for treatment of SBS. SBS is a debilitating orphan disease with an underserved market. It affects up to 20,000 adults in the U.S., with similar prevalence in Europe. Patients with SBS cannot absorb enough water, vitamins, protein, fat, calories and other nutrients from food. It is a severe disease with life changing consequences, such as impaired intestinal absorption, diarrhea and metabolic complications. A portion of the patient population have a life-long dependency on Parenteral Support (PS) to survive with risk of life-threatening infections and extra-organ impairment. NM-002 links exenatide, a GLP-1 analogue, to a long-acting linker technology and is designed specifically to address the gastric effects in SBS patients by slowing digestive transit time. The asset uses proprietary XTEN® technology to extend the half-life of exenatide, allowing for once-to twice-per-month dosing, thus potentially increasing convenience for patients and caregivers.

Figure 3: Short bowel syndrome disease profile

NM-002 has demonstrated efficacy and an extended half-life up to 30 days in a 70-patient clinical study and received orphan drug designation by the U.S. Food and Drug Administration, or the FDA. We dosed our first patients in a Phase 1b/2a study in adult patients suffering from SBS in July 2020, with the goal of developing a safer, more efficacious and convenient therapy.

Figure 4: NM-002 Mechanism of Action

Figure 5: NM-002 Target Product Profile

On December 7, 2020, we announced positive topline results from our ongoing Phase 1b/2a clinical trial for NM-002 in SBS. The study met its primary objective as NM-002 demonstrated excellent safety and tolerability. In addition, NM-002 demonstrated a clinically relevant improvement in total stool output (TSO) volume within 48 hours of first dose.

The Phase 1b/2a clinical trial was an open-label, two-dose study evaluating the safety and tolerability of three escalating fixed doses of NM-002 (50 mg, 100 mg, 150 mg) in 9 adults with SBS for 56 days. The trial was conducted at Cedars-Sinai Medical Center. Patients in each of three cohorts received two subcutaneous doses two weeks apart with six weeks of subsequent follow-up. The study assessed the safety and tolerability of repeated doses on Days 1 and 15 at each dose level. Because reduced TSO volume and bowel movement frequency are correlated with improved intestinal absorption and potentially less need for intravenous supplementation for nutrition and hydration, these were key secondary objectives in the trial. The primary purpose of this open-label Phase 1b/2a study was to learn about the compound and its safety and potential efficacy in order to inform future development. The study protocol called for an analysis of urine output, however, it proved difficult to measure in an ambulatory setting and therefore the analysis is not expected to be meaningful.

NM-002 was generally safe and well tolerated: 17 treatment-emergent adverse events (TEAEs) were observed in 9 patients, 15 of which were mild, transient and self-limited without further intervention. The majority of TEAEs were GI-related (nausea and vomiting).

Importantly, 8 of the 9 patients experienced meaningful declines in TSO following each dose, relative to a baseline output. The rapid onset of clinical improvements in stool volumes, as observed in all 9 patients having substantial reductions in stool output within 48 hours of the first dose, shows the potential for NM-002 to address the primary problem of chronic malabsorptive diarrhea in SBS patients. Additionally, four of seven patients showed reductions in bowel movement frequency after and one dose and five of six evaluable patients showed reductions in bowel movement frequency after the second dose. Furthermore, of the five patients on parenteral support in the study, two patients showed reduction in PS after each dose. Results of the short form health survey quality of life instrument show directional improvement in multiple elements of health status over the course of the study. The short form health survey, or SF-36, is a set of generic, coherent and easily administered quality-of-life measures. These measures rely upon patient self-reporting and are now widely utilized by managed care organizations and by Medicare for routine monitoring and assessment of care outcomes in adult patients.

Summary of Study Results

- Study met its primary objective: NM-002 demonstrated an excellent safety and tolerability profile
- NM-002 demonstrated a clinically relevant improvement in total stool output (TSO) volume, supporting a clear "GO" decision for next phase of development
- Data support twice monthly fixed dosing regimen (or better)
- Rapid improvement in clinically relevant efficacy outcomes[1]:
  - All 9 patients showed meaningful reduction in total stool output volume within 48 hours of first dose

    -Average TSO reduction of **42% from baseline** in all 9 patients at 48 hours post dose 1
  - Efficacy seen with 1st dose carried through to 2nd dose at Day 15

    -Average TSO reduction of **46% from baseline** in 7/8 patients within 48 hours post dose 2[2]
  - Bowel movement frequency: 4/7 after receiving 1 dose and 5/6 after receiving 2 doses had reductions
  - Parenteral support: 2 of 5 patients on PS in this trial had reduction after each dose
  - Quality of life: SF-36 data suggests overall improvements in general well-being in this trial

1. Given the size of the study population, note that the trial was not powered for efficacy analyses.
2. Excludes 1 patient that did not receive a 2nd dose, and another patient that had substantial increase in oral intake prior to 2nd dose.

Figure 6: NM-002 Phase 1b/2a trial results

Following FDA communication in the first quarter of 2021, we plan to initiate a phase 2 study of NM-002 for the treatment of SBS in the second quarter of 2021 in approximately 22 patients using TSO as the primary efficacy outcome measure. This trial is planned to be a multi-center, double-blind, double-dummy, randomized placebo-controlled trial. The FDA has provided global anchor questions and specific guidance for performance of exit interviews to support clinical meaningfulness of observed efficacy.

Figure 7: FDA Response on Planned Phase 2 program

NM-001 (Larazotide) for Celiac Disease

Larazotide is being developed for the treatment of celiac disease and has successfully completed a Phase 2b trial showing statistically significant reduction in abdominal and non-GI (headache) symptoms. Larazotide is an 8-amino acid peptide formulated into an orally administered capsule and has been tested in nearly 600 celiac patients with statistically significant improvement in celiac symptoms. The FDA has granted larazotide Fast Track Designation for celiac disease. Larazotide’s safety profile has been similar to placebo. In addition, the FDA granted a thorough QT (TQT) study waiver. The waiver supports larazotide’s strong precedent of safety and could potentially streamline the program’s timeline and cost effectiveness. Additionally, larazotide’s mechanism of action as a tight junction regulator is a new approach to treating autoimmune diseases, such as celiac disease. Multiple pre-clinical studies have shown larazotide causes a reduction in permeability across the intestinal epithelial barrier, making it the only drug candidate known to us which is in clinical trials with this mechanism of action.

With the release of the Phase 2b trial data in 342 celiac patients at the 2014 Digestive Disease Week conference, larazotide became the first and the only drug for the treatment of celiac disease (published data), which met its primary efficacy endpoint with statistical significance. The Phase 2b data showed statistically significant (p=0.022) reduction in abdominal and non-GI (headache) symptoms as measured by the patient reported outcome primary end point for celiac disease created specifically for celiac disease and wholly owned by us (“CeD PRO”). After a successful End-of-Phase 2 meeting with the FDA, which confirmed the regulatory path forward, we launched the Phase 3 registration program in 2019 and dosed the first patient in August 2019.

Phase 2: PRO Endpoints Show Robust Treatment Effect

CeD-GSRS: Primary Endpoint for Phase 2b

Mean weekly average on-treatment CeD-GSRS score
Placebo
0.5 mg
1.0 mg
2.0 mg
CeD-GSRS score (mean)
3.6
3.5
3.4
3.3
3.2
3.1
3.0
2.9
2.8
2.7
2.6
2.5
2.4
2.3
P = .590 (ANCOVA)
P = .264 (MMRM)
P = .900 (ANCOVA)
P = .994 (MMRM)
P = .022 (ANCOVA)
P = .005 (MMRM)
0 1 2 3 4 5 6 7 8 9 10 11 12
Week
Double-blind treatment

Dose	0.5mg	1mg	2mg
CeD GSRS[1] p values	0.022	0.900	0.590

Positive Phase 2b with Statistically Significant

p Value at Therapeutic Dose

CeD PRO[1] Responder[2] Analysis P2b Trial

p = 0.022
30.0%
20.0%
10.0%
0.0%
% Responders*
28.6%
14.3%
Treatment Effect
Placebo
0.50mg

n=84 for Placebo and n=84 for 0.5 mg dose

Treatment effect > than approved IBS brands with Phase 3 PROs

(Xifaxan®, Viberzi®, Linzess®, Amitiza®, and Trulance®)

[1]CeD PRO Abdominal Domain is the agreed upon endpoint for phase 3 with the FDA. The CeD PRO was pre-specified & an exploratory endpoint in the Phase 2b Study

[2]Responder ≈Subject has 50% improvement vs. baseline CeD-PRO abdominal score (6/12 weeks)

Leffler, DA, Kelly, CP, Green, PHR et al. Gastroenterology 2015;148:1311–1319

FDA Drug Labels for Xifaxan® (Salix/Bausch), Viberzi® (Allergan), Linzess® (Allergan/Ironwood), Amitiza® (Takeda/Sucampo) and Trulance® (Synergy/Salix/Bausch)

Figure 8: Responder Rate Analysis: Larazotide is the only drug in development for celiac disease to meet its primary endpoint with statistical significance (shown above) as measured by CeD GSRS and the copyrighted CeD PRO. Source: Gastroenterology 2015; 148:1311–1319; p. 1315

Larazotide has the potential to be a first-to-market therapeutic for celiac disease, an unmet medical need affecting an estimated 1% of the U.S. population or more than 3 million individuals. Patients with celiac disease have no treatment alternative other than a strict lifelong adherence to a gluten-free diet, which is difficult to maintain and can be deficient in key nutrients. In celiac disease, larazotide is the only drug which has successfully met its primary clinical efficacy endpoint with statistical significance in a Phase 2b efficacy trial, which was comprised of 342 patients. We completed the End of Phase 2 meeting with the FDA for the treatment of celiac disease with larazotide and received Fast Track designation. Larazotide has been shown to be safe and effective after being tested in several clinical trials involving nearly 600 patients, most recently in the Phase 2b trial for celiac disease.

We have approximately 110 active clinical trial sites in our Phase 3 trial with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. Site activation and patient enrollment have been impacted by the COVID-19 pandemic. We continue to monitor the evolving situation with COVID-19, which is likely to directly or indirectly impact the pace of enrollment over the next several months. In addition, after consultation with the FDA, the analytical approach to the primary endpoint was modified to perform a continuous variable analysis instead of a responder analysis of the primary efficacy outcome. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525.

Given challenges in enrollment related to the COVID-19 pandemic, interim results and topline data readouts are now anticipated in 2022. Recently, we engaged Beyond Celiac to identify potential and appropriate patients for enrollment in the Phase 3 trial. We are planning to implement multiple additional measures to potentially enhance enrollment. We do not expect these measures to be implemented until COVID-19 restrictions are significantly lifted.

Larazotide is being investigated as an adjunct to a gluten-free diet for celiac patients who continue to experience symptoms despite adhering to a gluten-free diet. Due to the difficulty of maintaining a gluten-free diet due to lack of easy access to and the higher cost of gluten-free foods, cross contamination from gluten as well as inadvertent exposure. It is estimated that more than half the celiac population experiences multiple, potentially debilitating, symptoms per month. A study from the UK indicates that more than 70% of patients diagnosed with celiac disease consume gluten either intentionally or inadvertently (Hall et al. 2013).

Larazotide is an orally administered, locally acting, non-systemic, synthetic 8-amino acid, tight junction regulator being investigated as an adjunct to a gluten-free diet in celiac disease patients who still experience persistent GI symptoms despite being on a gluten-free diet. Because of larazotide’s lack of absorption into the blood circulation, we believe that fewer complications, if any, are likely to develop for individuals taking chronically dosed lifetime medication.

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

Figure 9: Larazotide intestinal barrier response

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

Figure 10: An aminopeptidase in the brush border cleaves larazotide into two fragments; fragment #2 acts as an inhibitor of larazotide

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

Summary of Key Clinical Trials using Larazotide in Celiac Disease

Larazotide has been administered to humans in seven clinical trials. These include three Phase 1 trials: (two trials in healthy subjects and a Phase 1b proof of concept (POC) trial in subjects with celiac disease), two Phase 2 gluten challenge studies in subjects with controlled celiac disease and additionally two Phase 2 trials in subjects with active celiac disease (Figure 11). After the Phase 1 studies, larazotide was tested to explore which endpoint would be suitable for celiac disease. After looking at permeability changes in the gut, which turned out to be highly variable in a large trial setting and then mucosal healing, which likely requires a longer-term study, symptom reduction showed the most consistent and reliable reduction both in a gluten challenge and a ‘‘real-life’’ trial. Importantly, after exposure in nearly 600 subjects, the safety profile of larazotide remained similar to placebo due to its lack of absorption into the bloodstream, which we believe is an important advantage for a chronically dosed drug.

The initial Investigational New Drug Application (IND) for the treatment of celiac disease was filed with the FDA by Alba Therapeutics Corporation (Alba) on 12 August 2005 for the use of larazotide acetate (NM-001). The IND was transferred from Alba to Innovate effective March 8, 2016. During the course of the seven clinical studies, 5 patients experienced a serious adverse event, of which 2 received placebo and 3 received larazotide. These events included inflammation of the gallbladder, gall stones, depression, allergic reaction to penicillin and appendicitis. We do not believe that any of these events were considered related to treatment with study medication.

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
Figure 11: Significant drug exposure in the subjects in multiple clinical trials consistently showed a safety profile similar to placebo, which we believe is an important advantage for chronic lifetime administration.

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

Clinical Trial (‘012) Met the Primary Endpoint with Statistical Significance (CeD GSRS/CeD PRO)

The purpose of the ‘012 study was to assess the efficacy (reduction and relief of signs and symptoms of celiac disease) of 3 different doses of larazotide (0.5 mg, 1 mg and 2 mg TID) versus placebo for the treatment of celiac disease in adults as an adjunct to a gluten-free diet. Larazotide or placebo was administered TID, 15 minutes prior to each meal. After a screening period, subjects were asked to continue following their current gluten-free diets into a placebo run-in phase for 4 weeks after which they were randomized to drug versus placebo. Subjects maintained an electronic diary capturing daily symptoms (CeD-PRO), weekly symptoms (CeD GSRS), bowel movements (BSFS) and a self-reported daily general well-being assessment.

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

The CeD PRO showed a statically significant (p=0.022) treatment effect of 14.3% (drug responder rate minus placebo responder rate). Although to our knowledge there are no celiac drugs approved as a comparator, the treatment effect was greater than several other GI dugs approved for IBS and chronic idiopathic constipation (CIC) which use a similar clinical trial design.

Phase 3 Trial Design in Celiac Disease (n = 525)

Screening/Eligibility Period	12-week Double-Blind Treatment Phase *Primary Endpoint Analyzed at Week 12*	12-week Double-Blind Safety Phase

Day 35	**Day 21**	**Day 1**	**Day 28 ± 3**	**Day 56 ± 3**	**Day 84 ± 3**	**Day 112 ± 3**	**Day 168 ± 3**
Week 5	Week 3	Baseline	Week 4	Week 8	Week 12	Week 16	Week 24
Visit 1	Visit 2	Visit 3	Visit 4	Visit 5	Visit 6	Visit 7	Visit 8 (End)

Initiate Double-Blind Study Drug on Day 1

Randomization 1:1:1

- **Placebo (~n = 175)**
- **Larazotide 0.25 mg TID (~n = 175)**
- **Larazotide 0.50 mg TID (~n = 175)**

1 Primary Endpoint: CeD Pro Abdominal Domain[1] at 12 Weeks

Mean change from baseline for celiac disease symptom severity based on CeD PRO symptom scores (continuous variable)

2 Key Inclusion Criteria Similar to Phase 2b

-Adults with celiac disease

-Gluten free diet symptoms monitored

-Include patients with symptoms despite a GFD

3 Phase 3 De-Risked Based on Phase 2b Learnings

-Exclude subjects likely to do well on a GFD

-Enriched design includes patients with greater severity to increase treatment effect

[1]CeD PRO Abdominal Domain = abdominal cramping, abdominal pain, bloating and gas ; ClinicalTrials.gov Identifier: NCT03569007

9METERS BIOPHARMA

Figure 12: Phase 3 trial design for the treatment of celiac disease

The Phase 3 trial is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of larazotide acetate for the relief of persistent symptoms in patients with celiac disease on a gluten-free diet, or GFD. The trial consists of a screening/eligibility period, a 12-week double-blind treatment phase and a 12-week double-blind safety phase. The primary outcome measures the reduction in CeD-PRO Abdominal Domain scores over the 12-week double-blind treatment phase. Key inclusion criteria include adult patients diagnosed with celiac disease (positive celiac serology plus confirmed biopsy) for at least 6 months, on a GFD for at least 6 months, experiencing symptoms (i.e., abdominal pain, abdominal cramping, bloating, gas, diarrhea, loose stools or nausea) and those willing to maintain current GFD throughout the participation of the study. Those patients screened with refractory celiac or severe complications of celiac disease and/or chronic active GI disease other than celiac are excluded from the study.

CeD PRO: Copyrighted Primary Endpoint for Celiac Disease Tested in a Successful Clinical Trial

The CeD PRO was developed based on FDA guidance and is copyrighted in the United States effective October 13, 2011. The copyright registration is in effect for 95 years from the year of first publication or 120 years from the year of creation, whichever expires first. If larazotide is approved by the FDA and is the first drug to be approved for celiac disease, we believe that the PRO will become the standard for assessing efficacy in celiac disease. Competitor companies seeking to use a PRO to establish efficacy in this indication would either need to develop their own PRO or would be required to license the CeD PRO from us, thus providing an additional barrier to competitor entry into the marketplace.

About Celiac Disease

Celiac disease is a genetic autoimmune disease triggered by the ingestion of gluten-containing foods such as wheat, barley and rye. Individuals with celiac disease have increased intestinal permeability, commonly referred to as ‘‘leaky’’ gut. This allows macromolecules that normally remain on the luminal side of the intestine to pass through to the serosal side through tight junctions via paracellular diffusion. In the case of celiac disease, this permeability may allow gluten break-down products, the triggering antigens of celiac disease, to reach gut-associated lymphoid tissue (GALT), initiating an inflammatory response. Celiac disease is characterized by chronic inflammation of the small intestinal mucosa that may result in diverse symptoms, malabsorption, atrophy of intestinal villi and a variety of clinical manifestations.

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

Celiac disease represents a model of an autoimmune disorder in which the following elements are known:
1.The triggering environmental factor is glutenin or gliadin, the proline, glutamine and glycine rich glycoprotein fractions of gluten;
2.There is a close genetic association with HLA haplotypes DQ2 and/or DQ8; and
3.A highly specific humoral autoimmune response occurs.

Genetics of Celiac Disease

The high incidence of celiac disease in first degree relatives of celiac patients (10 − 15%) and high concordance rate in monozygotic twins (80%) suggest a strong genetic component. Gliadin deamidation by tissue transglutaminase (tTG) enhances the recognition of gliadin peptides by human leukocyte antigen (HLA) DQ2 and DQ8 T cells in genetically predisposed subjects, which in turn may initiate the cascade of autoimmune reactions responsible for mucosal destruction. This interaction implies that gliadin and/or its breakdown peptides in some way cross the intestinal epithelial barrier and reach the lamina propria of the intestinal mucosa where they are recognized by antigen-presenting cells. The enhanced paracellular permeability of individuals with celiac disease would allow passage of macromolecules through the paracellular spaces with resulting autoimmune inflammation. There is a strong genetic predisposition to celiac disease, with major risk associated with HLA DQ2 (approximately 95% of celiac disease patients) and HLA-DQ8 (approximately 5% of celiac disease patients). The prevalence of celiac disease in the U.S. is estimated to be approximately 1%; however approximately 30% of the general U.S. population is HLA DQ2 positive (Figure 13), indicating that additional factors are involved in the development of celiac disease.

Figure 13: Distribution of HLA-DQ2/DQ8 in the general US population and in celiac disease. Source: J. Clin. Invest. 2007 Jan 2;117(1):41.

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

The need for multiple clinical and laboratory findings to diagnose celiac disease makes monitoring disease progression difficult. International guidelines have standardized definitions and criteria for the diagnosis of celiac disease, though there ais less clear guidance for follow-up and monitoring. After initial diagnosis, the American College of Gastroenterology recommends annual follow-up performed by a healthcare provider with knowledge of celiac disease. Recommendations for monitoring disease progression may include assessing symptoms, dietary compliance and repeating serology tests.

Gluten and Food Labeling

Gluten is a complex molecule contained in several grains such as wheat, rye and barley. Gluten can be subdivided into two major protein subgroups according to its solubility in alcohol and aqueous solutions. These subclasses consist of gliadins, soluble in 40 − 70% ethanol and glutenins which are large, polymeric molecules insoluble in both alcohol and aqueous solutions. The gliadins and glutenins can be further subdivided into groups according to their molecular weight. Glutenins can be subdivided into low and high molecular weight proteins, while the gliadin protein family contains α-, β-, γ- and ω- types. Both glutenins and gliadins are characterized by a high amount of prolines (20%) and glutamines (40%) that protect them from complete degradation in the GI tract and make them difficult to digest. Currently 31 nine-amino acid peptide sequences in the prolamins of wheat and related species have been defined as being celiac toxic or celiac ‘‘epitopes’’. These epitopes are located in the repetitive domains of the prolamins, which are proline and glutamine-rich and the high levels of proline make the peptide resistant to proteolysis. In addition, the prolamin-reactive T cells also recognize these epitopes to a greater extent when specific glutamine residues in their sequences have been deamidated to glutamic acid by tTG-2. The immunodominant sequence after wheat challenge corresponds to a well-characterized 33 residue peptide from α-gliadin, ‘‘33-mer,’’ that is resistant to GI digestion (with pepsin and trypsin) and was initially identified as the major celiac toxic peptide in the gliadins.

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

Figure 14: Diseases associated with celiac disease

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

Expanded Access Program

In January 2021, we instituted an Expanded Access Program for Larazotide. Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. Expanded access studies conducted under this program are uncontrolled, carried out by individual investigators and not typically conducted in strict compliance with cGCPs, all of which can lead to a treatment effect which may differ from that in placebo-controlled trials. These studies provide only anecdotal evidence of efficacy for regulatory review. These studies contain no control or comparator group for reference and these patient data are not designed to be aggregated or reported as study results. Moreover, data from such small numbers of patients may be highly variable. Information obtained from our Expanded Access Program may not reliably predict the efficacy of our product candidates in company-sponsored clinical trials and may lead to adverse events that could limit our ability to obtain regulatory approval with labeling that we consider desirable, or at all.

Product Candidates being Evaluated for Development in Rare and/or Orphan Indications

NM-102, a small molecule peptide, is being developed as a potential microbiome modulator and undergoing an indication selection process. NM-102 is expected to enter an IND-enabling pathway in 2021 and is a long-acting, degradation-resistant peptide, believed to be gut-restricted, and presumed to prevent gut microbial metabolites and antigens from trafficking into systemic circulation.

NM-003 is a proprietary long-acting GLP-2 agonist with improved serum half-life compared with short-acting versions, which we intend to progress through a clinical and regulatory pathway in an undisclosed orphan and rare GI indication. On December 9, 2020, we announced that the FDA has granted orphan drug designation to NM-003, a proprietary long-acting GLP-2 receptor agonist, for prevention of acute graft versus host disease. NM-003, also called teduglutide, is designed as a long-acting injectable GLP-2 receptor agonist that utilizes proprietary XTEN® technology to extend circulating half-life. NM-003 is currently undergoing an indication selection process through an ongoing probability of technical and regulatory success analysis.

The FDA Office of Orphan Products Development (OOPD) grants orphan designation to advance the evaluation and development of safe and effective drugs and biologics to treat, prevent or diagnose rare diseases affecting fewer than 200,000 people in the U.S. Under the Orphan Drug Act, orphan designation qualifies drug sponsors for development incentives conferred by the FDA, including tax credits for qualified clinical testing.

NM-004 is a double-cleaved mesalamine with an immunomodulator. NM-102, NM-003 and NM-004 are being evaluated for development in rare and/or orphan indications via an ongoing probability of technical and regulatory success analysis.

Our Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including our product candidates and our processes. We seek patent protection in the United States and internationally for our product candidates, their methods of use and processes of manufacture and any other technology to which we have rights, as appropriate. Additionally, we have licensed the rights to intellectual property related to certain of our product candidates, including patents and patent applications that cover the products or their methods of use or processes of manufacture. The terms of the licenses are described below under the heading “Licensing Agreements.” We also rely on trade secrets that may be important to the development of our business.

In addition to patents and applications that we have licensed, we are the owner or co-owner of patent applications that have been filed relating to potential expansion of our product pipeline. We are the owner or co-owner of 23 pending patent applications covering formulations of larazotide and related compounds and methods of use for larazotide and related compounds. Some of these applications are co-owned with North Carolina State University, University of Maryland, Baltimore, or Oklahoma Medical Research Foundation. In addition, we are the owner of two pending patent applications relating to uses and formulations of APAZA and related molecules. We are also the owner of a pending patent application covering methods of use of GLP-1 agonists.

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

Our initial area of focus for this asset relates to the treatment of celiac disease. We now refer to this program as NM-001. The license agreement gives us the rights to (i) patent families owned by University of Maryland, Baltimore (UMB) and licensed to Alba, (ii) certain patent families owned by Alba and (iii) two patent families that are jointly owned by Alba and UMB. In connection with the Alba License, we also entered into a sublicense agreement with Alba under which Alba sublicensed the UMB patents to us (the “Alba Sublicense”).

As consideration for the Alba License, we agreed to pay (i) a one-time, non-refundable fee of $0.4 million at the time of execution and (ii) set payments totaling up to $151.5 million upon the achievement of certain milestones in connection with the development of the product, which milestones include the dosing of the first patient in the Phase 3 clinical trial, acceptance and approval of the New Drug Application, the first commercial sale and the achievement of certain net sales targets. The last milestone payment is due upon the achievement of annual net sales of NM-001 in excess of $1.5 billion. Upon the first commercial sale of NM-001, the license becomes perpetual and irrevocable. The term of the Alba Sublicense, for which we paid a one-time, non-refundable fee of $0.1 million, extends until the earlier of (i) the termination of the Alba License, (ii) the termination of the underlying license agreement, or (iii) an assignment of the underlying license agreement to us. During 2019, we paid Alba a milestone payment of $0.3 million for the dosing of the first patient in our Phase 3 clinical trial. If we are able to demonstrate sufficient financial resources to complete the trial, we have the exclusive option to purchase the assets covered by the license.

The patents covering the composition-of-matter for the larazotide peptide are recently expired. The Alba Therapeutics patent estate nevertheless includes issued patents that provide product exclusivity for NM-001 in the U.S. until June 4, 2031, not including patent term extensions that may apply upon product approval. Outside the U.S., the Alba Therapeutics patent estate includes issued patents that provide product exclusivity for NM-001 until February 9, 2027, not including patent term extensions that may apply in various jurisdictions.

Significant patents in the NM-001 patent estate include issued patents in the U.S. for methods of treating celiac disease with larazotide, (US Patents 8,034,776 and 9,279,807), of which the last to expire has a term to July 16, 2030.

Other significant patents include the larazotide formulation patent family, which has three issued U.S. patents as well as 46 issued outside the U.S. The significant patents in the NM-001 patent estate formulation patent family includes patents covering the drug product composition-of-matter (US Patent 9,265,811) and corresponding methods of treatment (US Patents 8,168,594 and 9,241,969) for the larazotide formulation, with the last to expire patent having an expiration in the U.S. of June 4, 2031.

The Alba Therapeutics patent estate further includes one patent family relating to the clinical dose and use for NM-001, and which is pending in the U.S., Europe, Canada, China and Hong Kong. If issued, this patent would provide exclusivity for the NM-001 program through April 3, 2035, not including patent term extensions that may apply.

License with Seachaid Pharmaceuticals, Inc.

In April 2013, we entered into a license agreement (the “Seachaid License”) with Seachaid Pharmaceuticals, Inc. (“Seachaid”) to further develop and commercialize the licensed product, the compound known as APAZA, or NM-004.

The license agreement gives us the exclusive rights to (i) commercialize products covered by the patents owned or controlled by Seachaid related to the composition, formulation, use, or manufacture of any NM-004 compound in the territory that includes the U.S., Canada, Japan and most countries in Europe and (ii) use, research, develop, export and make products worldwide for the purposes of such commercialization.

As consideration for the Seachaid License, we agreed to pay a one-time, non-refundable fee of $0.2 million at the earlier of the time we meet certain financing levels or 18 months following the execution of the agreement and set payments totaling up to $6.0 million upon the achievement of certain milestones in connection with the development of the product, filing of the New Drug Application, the first commercial sale and payments ranging from $1.0 million to $2.5 million based on the achievement of certain net sales targets. There are future royalty payments in the single digits based on achieving sales targets and we are required to pay Seachaid a portion of any sublicense revenue. The royalty payments continue for each licensed product and in each applicable country until the earlier of (i) the date of expiration of the last valid claim for such products or (ii) the date that one or more generic equivalents of such product makes up 50% or more of sales in the applicable country. The term of the Seachaid License extends on a product-by-product and country-by-country basis until the expiration of the royalty period for the applicable product in the applicable country.

The Seachaid patent estate includes issued patents for:
i.methods and compositions employing 4-aminophenylacetic acid, of which the last to expire has a term to August 29, 2021 (in the U.S.) and March 22, 2025 (in Europe); and
ii.synthesis of azo bonded immunoregulatory compounds, of which the last to expire has a term to May 31, 2028 (in the U.S.) and July 7, 2025 (in Europe).

License Agreement with Amunix

In connection with the Naia Acquisition, we entered into two amended and restated license agreements with Amunix Pharmaceuticals, Inc. (“Amunix”), pursuant to which we received an exclusive, worldwide, royalty-bearing license, with rights of sublicense, to lead molecules GLP-1 and GLP-2 fused to an XTEN amino acids sequence and other intellectual property referenced therein (the “Amunix Licenses”). Also in connection with the Naia Acquisition, we entered into an amended and restated license agreement with Cedars-Sinai Medical Center (“Cedars”), pursuant to which we licensed the rights to GLP-1 Agonist for the treatment of SBS (the “Cedars License” and together with the Amunix Licenses, the “Naia Licenses”). Collectively, the Naia Licenses are intended to support our development of a therapy to treat SBS, which we refer to as NM-002.

Naia paid initial license fees and other development milestone payments due under the Naia Licenses prior to the Naia Acquisition, therefore, we did not pay any initial license fees upon the amendment and restatement of the original Naia Licenses. Pursuant to the terms of the Amunix Licenses, we agreed to expend in certain minimum financial amounts in direct support of development of the GLP-1 and GLP-2 products during specified development stages.

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

The majority of the intellectual property licensed from Amunix is controlled and maintained by Amunix and relates to their proprietary XTEN fusion protein technology, including fusion protein compositions, methods of use, and methods of manufacturing.

Manufacturing and Supply

We contract with third parties for the manufacturing of all of our product candidates, and for pre-clinical and clinical studies and intend to continue to do so in the future. We do not own or operate any manufacturing facilities and we have no plans to build any owned clinical or commercial scale manufacturing capabilities. We believe that the use of contract manufacturing organizations (CMOs) eliminates the need to directly invest in manufacturing facilities, equipment and additional staff. Although we rely on contract manufacturers, our personnel or consultants have extensive manufacturing experience overseeing CMOs.

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

The competitive landscape in short bowel syndrome is currently limited, which we believe is due to the GLP-2 agonist approach dominating the field in part because of previous regulatory precedent set by the approved agent teduglutide. To our knowledge, there are two therapies (glepaglutide and apraglutide) currently in Phase 3 trials, both of which are GLP-2 agonists, as well as a dual GLP-1/GLP-2 agonist approach in Phase 1 (ZP7570). To our knowledge, there is no single agent approach dedicated to studying short bowel syndrome patients using a GLP-1 agonist approach other than NM-002.

Product	Status	Mechanism	Company	Route	Product Type
Teduglutide (GATTEX)	Approved	GLP-2 agonist	Takeda	Subcutaneous; daily	Peptide
Glepaglutide	Phase 3	GLP-2 agonist	Zealand Pharma	Subcutaneous, weekly or bi-weekly	Peptide
Apraglutide	Phase 3	GLP-2 agonist	Vectiv Bio	Subcutaneous, weekly	Peptide
ZP7570	Phase 1	GLP-1 agonist/GLP-2 agonist	Zealand Pharma	Subcutaneous	Peptide

The competitive landscape in celiac disease is currently limited, which we believe is due to lack of significant past research and development investments and lack of recognition and education around the disease. To our knowledge, there are no late stage competitors entering Phase 3 clinical trials or any who have successfully completed Phase 2 studies to date. However, in recent years large pharmaceutical companies have begun to expand their focus areas to autoimmune diseases such as celiac disease, and given the unmet medical needs in these areas, we anticipate increasing competition. A few early-stage programs are active, including Takeda/PvP’s KumaMax (gluten degrading enzyme), Takeda’s TAK-101, Amgen/Provention Bio’s AMG-714 (an IL-15 MAb) and Dr. Falk Pharma/Zeria’s ZED-1227 (a tTG-2 inhibitor). ImmunogenX’s IMGX003 (two gluten degrading enzymes) failed to meet its primary endpoint in a Phase 2b trial in 2015, yet an NIH sponsored trial is evaluating a patient subset in a phase 2 trial launched in March 2019. ImmusanT discontinued their Phase 2b trial for their Nexvax2 vaccine due to lack of statistically meaningful protection from gluten exposure for celiac disease patients when compared with placebo.

Product	Status	Mechanism	Company	Route	Product Type
PRV-015/AMG-714	Phase 2	Anti-IL-15 MAb	Provention Bio/Amgen	Subcutaneous; 2x/month	MAb (humanized)
TAK-101	Phase 2	Nanoparticle containing gliadin	Takeda/Cour Pharmaceuticals	IV	Gliadin peptides
ZED-1227	Phase 2a Europe	TGase-2 inhibitor	Zedira GmbH/ Dr Falk Pharma	Oral	Small molecule (peptidomimetic)
KumaMax	End of Phase 1	Enzymatic degradation of gluten	Takeda/PvP Biologics	Oral	Recombinant enzyme
IMGX003/Latiglutenase	Phase 2	Two gluten degrading enzymes	ImmunogenX	Oral	Recombinant enzymes
Figure 15: Current celiac drugs in development are still in pre-clinical to early Phase 2 proof-of-concept stage. No drugs have completed a successful Phase 2b efficacy trial other than larazotide.

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

Government Regulation of Drugs

Before any of our drug product candidates may be marketed in the United States, they must be approved by the FDA. The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation;

•submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an independent Institutional Review Board, or IRB, or ethics committee for each clinical site before a clinical trial can begin;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended purpose;
•preparation of and submission to the FDA of a New Drug Application, or NDA, after completion of all required clinical trials;
•a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•satisfactory completion of an FDA Advisory Committee review, if required by the FDA;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the product’s continued safety, purity and potency, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices, or cGCPs; and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually and when significant changes are made.

The testing and approval processes require substantial time, effort and financial resources and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, or may require additional testing, information and/or post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

Expedited Development and Review Programs

A sponsor may seek approval of a product candidate under programs designed to accelerate the FDA’s review and approval of new drug candidates that meet certain criteria. Specifically, a new drug candidate is eligible for Fast Track designation if it is intended to treat a serious or life-threatening condition, fill an unmet medical need and demonstrate a significant improvement in the safety or effectiveness in the treatment of that condition. The FDA has granted larazotide Fast Track designation for celiac disease.

A drug that receives Fast Track designation is eligible for the following:
•More frequent meetings with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval;
•More frequent written correspondence from FDA about the design of the clinical trials;
•Priority review to shorten the FDA review process for a new drug from ten months to six months; and,
•Rolling review, which means 9 Meters can submit completed sections of its NDA for review by FDA, rather than waiting until every section of the application is completed before the entire application can be reviewed.

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

If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include:
•holding meetings with the sponsor and the review team throughout the development of the product candidate;
•providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable;
•involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review;
•assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and
•considering alternative clinical trial designs when scientifically appropriate, which may result in smaller or more efficient clinical trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment.

Fast Track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Orphan Drug Status

NM-002 has received orphan drug designation by the FDA. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales of the drug in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Although there may be some increased communication opportunities, orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a drug candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in very limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Orphan drug exclusivity could block the approval of our drug candidates for seven years if a competitor obtains approval of the same product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease.

As in the United States, designation as an orphan drug for the treatment of a specific indication in the European Union must be made before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.

The FDA and foreign regulators expect holders of exclusivity for orphan drugs to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the orphan drug.

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education, clinical research and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Federal Trade Commission, the Department of Justice, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services and state and local governments. Our promotional and scientific/educational programs and interactions with healthcare professionals must comply with the federal Anti-Kickback Statute, the civil False Claims Act, physician payment transparency laws, privacy laws, security laws, anti-bribery and corruption laws and additional federal and state laws similar to the foregoing.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to them, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, imprisonment, contractual damages, reputational harm and diminished profits and earnings, any of which could adversely affect our ability to operate our business and our financial results.

In addition to the foregoing health care laws, we are also subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to government officials or private-sector recipients for the purpose of obtaining or retaining business. We adopted an anti-corruption policy as a part of our Code of Business Conduct and Ethics in January 2021. The anti-corruption policy mandates compliance with the FCPA and similar anti-bribery laws applicable to our business throughout the world. However, we cannot assure you that such a policy or procedures implemented to enforce such a policy will protect us from intentional, reckless or negligent acts committed by our employees, distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

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

Legislative changes have been proposed and adopted since the Affordable Care Act was enacted. Portions of the Affordable Care Act have been repealed in recent years and members of the U.S. Congress and some state legislatures continue to seek to overturn at least some remaining portions of the legislation and we expect they will continue to review and assess the Affordable Care Act and possibly alternative health care reform proposals. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

We expect that healthcare reform measures that may be adopted in the future are unpredictable and the potential impact on our operations and financial position are uncertain, but may result in more rigorous coverage criteria and lower reimbursement and place additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Employees

We currently have 12 full-time employees and also engage consultants to provide services to us, including clinical development, manufacturing support, regulatory support, business development and general business operational support.

In response to the COVID-19 pandemic, we put in place several safety measures for our employees, patients, healthcare providers and suppliers. These measures included, but were not limited to, substantially restricting travel, limiting access to our corporate office, including allowing employees to work remotely, providing personal protective equipment to employees, investigator sites and third-party vendors, implementing social distancing protocols, and coordinating safety protocols with our investigator sites.

Corporate Information

The Company was incorporated under the laws of North Carolina under the name “GI Therapeutics, Inc.” in 2012 and changed its name to “Innovate Biopharmaceuticals Inc.” when it converted to a Delaware corporation in 2014. In April 2020, the Company completed its merger with privately-held RDD Pharma, Ltd., an Israel corporation and changed its name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc. Our principal executive offices are located at 8480 Honeycutt Road, Suite 120, Raleigh, NC 27615 and our telephone number is (919) 275-1933. Our corporate website address is http://www.9meters.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not incorporated into this Annual Report on Form 10-K and our reference to the URL for our website is intended to be an inactive textual reference only.

We are an “emerging growth company” as defined in the JOBS Act and therefore we may take advantage of certain exemptions from various public company reporting requirements. As an “emerging growth company:”
•we will present no more than two years of audited financial statements and no more than two years of related management’s discussion and analysis of financial condition and results of operations;
•we will avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act (this exemption was recently extended indefinitely for smaller reporting companies, as defined in Rule 12b-2 of the Exchange Act, with revenue of less than $100 million);
•we will provide less extensive disclosure about our executive compensation arrangements; and
•we will not require stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.

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

Since inception, substantial resources have been dedicated to the acquisition and development of our product candidates. We will require significant additional capital to continue operations and to execute on our current business strategy to develop our current product development pipeline through regulatory approval and further develop future product candidates for eventually seeking regulatory approval. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on acceptable terms or at all.

Our auditor has expressed substantial doubt about our ability to continue as a going concern.

The audit report on our financial statements for the years ended December 31, 2020 and 2019, included an explanatory paragraph related to recurring losses from operations and our dependence on additional financing to continue as a going concern. We have incurred net losses for the years ended December 31, 2020 and 2019 and had an accumulated deficit of $132.1 million as of December 31, 2020. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity financing or enter into strategic partnerships. We intend to continue to finance our operations through debt or equity financings or strategic partnerships. The failure to obtain sufficient financing or strategic partnerships on a timely basis and on acceptable terms, if at all, could adversely affect our ability to achieve our business objectives and continue as a going concern.

We will require substantial additional financing for further development of our product candidates. Failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts and other operations.

For the years ended December 31, 2020 and 2019, we incurred losses from operations of $61.5 million and $27.0 million, respectively, and net cash used in operating activities was $19.4 million and $18.0 million, respectively. At December 31, 2020, we had an accumulated deficit of $132.1 million and cash and cash equivalents of $37.9 million. We expect to continue to incur substantial operating losses for the next several years as we advance our product candidates through clinical development, U.S. and other regional regulatory approvals and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve on a timely basis or on acceptable terms, or at all.

Our capital requirements for the foreseeable future will depend in large part on our expenditures on our development programs. Future expenditures on our development programs are subject to many uncertainties and could increase significantly as a result of many factors, including:

•the number, size, complexity, results and timing of our drug development programs;
•the number and size of nonclinical and clinical studies necessary to demonstrate acceptable evidence of the safety and efficacy of our product candidates;
•the terms of any collaborative or other strategic arrangement that we may establish;
•changes in standards of care which could change the size and complexity of clinical studies;
•the ability to locate patients to participate in a study given the limited number of patients available for orphan or ultra-orphan indications;
•the number of patients who participate, the rate of enrollment and the potential impact the COVID-19 pandemic could have on the expected timelines for each of our clinical programs;
•the number and location of sites and the rate of site initiation in each study;
•the duration of patient treatment and follow-up;
•the potential for additional safety monitoring or other post-marketing studies that may be requested by regulatory agencies;
•the time and cost to manufacture clinical trial material and commercial product, including process development and scale-up activities and to conduct stability studies, which can last several years;
•the degree of difficulty and cost involved in securing alternate manufacturers or suppliers of drug product, components or delivery devices, as necessary to meet FDA requirements and/or commercial demand;
•the costs, requirements, timing of, and the ability to, secure regulatory approvals;
•the extent to which we increase our workforce and the costs involved in recruiting, training and incentivizing and retaining qualified employees;
•the costs related to developing, acquiring and/or contracting for sales, marketing and distribution capabilities, supply chain management capabilities and regulatory compliance capabilities, if we obtain regulatory approval for a product candidate and commercialize it without a partner;
•the costs involved in evaluating competing technologies and market developments or the loss in sales in case of such competition; and
•the costs involved in establishing, enforcing or defending patent claims and other proprietary rights.

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

Risks Related to Our Business Strategy and Operations

We are substantially dependent upon the clinical, regulatory and commercial success of our product candidates. Clinical drug development involves a lengthy and expensive process with an uncertain outcome; results of earlier studies and trials may not be predictive of future trial results; and our clinical trials may fail to adequately demonstrate to the satisfaction of regulatory authorities the safety and efficacy of our product candidates.

The success of our business is dependent on our ability to advance the clinical development of NM-002 for the treatment of SBS, larazotide for the treatment of celiac disease, and NM-003 and NM-004 for the treatment of undisclosed rare and/or orphan indications. We dosed our first patients in a Phase 1b/2a study for NM-002 in the third quarter of 2020, and reported positive top-line results in the fourth quarter of 2020. In the third quarter of 2019, we started the Phase 3 clinical trial for larazotide and we currently anticipate a readout from the trial in 2021. NM-003, NM-102 and NM-004 are being evaluated via an ongoing probability of technical and regulatory success analysis in varying indications.

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

Because of the developmental nature of our product candidates, we are subject to risks associated with initiating, completing and achieving positive outcomes from our current and future clinical trials.

Even if we successfully complete the necessary clinical trials for our product candidates, our success will be subject to the risks associated with obtaining regulatory approvals, product launch and commercialization.

Many of these clinical, regulatory and commercial matters are beyond our control and are subject to the risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot provide any assurances that we will be able to advance our product candidates further through final clinical development or obtain regulatory approval of, commercialize or generate significant revenue from them. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop and commercialize our product candidates.

We have historically operated with a limited number of employees. As of the date of this report, we have 12 full-time employees, including 5 employees engaged full-time in research and development. Therefore, institutional knowledge is concentrated within a small number of employees. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel to continue the development, regulatory approval and commercialization of our product candidates. We will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. Additionally, our future success is highly dependent upon the contributions of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

We face intense competition from other companies and organizations for qualified personnel. Other companies and organizations with which we compete for personnel may have greater financial and other resources and different risk profiles than we do, and a history of successful development and commercialization of their product candidates. Replacing key employees and attracting sufficiently skilled new employees may be difficult and costly, and we may not have other personnel with the capacity to assume all the responsibilities of a key employee upon his or her departure or to take on the duties necessary to continue growing our company and pursuing our business strategy. If we cannot attract and retain skilled personnel, as needed, we may not achieve our development and other goals.

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

Failure to develop and maintain adequate financial controls could cause us to have material weaknesses, which could adversely affect our operations and financial position.

In connection with the preparation of our audited financial statements for the year ended December 31, 2019, we identified certain material weaknesses in internal controls including appropriate level of review and insufficient segregation of duties in our finance and accounting function because of our limited personnel. While we have remedied these weaknesses, we might in the future discover other material weaknesses that require additional remediation. In addition, an internal control system, no matter how well-designed, cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we might not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers, and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not be effective, however, in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

We currently rely significantly on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs. If those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our product candidates could be adversely affected.

We do not currently employ personnel or possess the facilities necessary to conduct many of the activities associated with our development programs. We engage consultants, advisors, clinical research organization (“CROs”) and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities and expect to continue to outsource all or a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control and our third-party service providers may not perform their activities as required or expected, including the maintenance of Good Laboratory Practices (“GLP”) or Good Clinical Practices (“GCP”) compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

The CROs that we engage or may engage to execute our clinical studies play a significant role in the conduct of the studies, including the collection and analysis of study data, and we likely will depend on CROs and clinical investigators to conduct future clinical studies and to assist in analyzing data from completed studies and developing regulatory strategies for our product candidates. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to their programs. If our CROs, study investigators, and/or third-party sponsors fail to devote sufficient time and resources to studies of our product candidates, if we and/or our CROs do not comply with all GLP and GCP regulatory and contractual requirements, or if their performance is substandard, it could adversely affect the development of our product candidates.

In addition, the third parties we engage may have relationships with other commercial entities, some of which may compete with us. Through intentional or unintentional means, our competitors may benefit from lessons learned on the project that could ultimately harm our competitive position. Moreover, if a CRO fails to properly, or at all, perform our activities during a clinical study, we may not be able to enter into arrangements with alternative CROs on acceptable terms or in a timely manner, or at all. Switching CROs may increase costs and divert management time and attention. In addition, there likely would be a transition period before a new CRO commences work. These challenges could result in delays in the commencement or completion of our clinical studies, which could materially impact our ability to meet our desired and/or announced development timelines and have a material adverse impact on our business and financial condition.

We do not have, and do not have plans to establish, manufacturing facilities. We completely rely on third parties for the manufacture and supply of our clinical trial drug supplies and, if approved, commercial product materials. The loss of any of these manufacturers or a manufacturer’s failure to provide us with an adequate supply of clinical trial or commercial product material in a timely manner and on commercially acceptable terms, or at all, could harm our business.

We outsource the manufacture of our product candidates and do not plan to establish our own manufacturing facilities. To manufacture our product candidates, we have contracted with numerous clinical manufacturing organizations, or CMOs, making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have or plan to have clinical supply agreements with third party CMOs for drug substance and finished drug product. While we have existing clinical supply agreements with third party CMOs, we would need to negotiate agreements for commercial supply with several CMOs and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct or completion of our clinical studies or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business.

Currently, we do not have alternative CMOs to back up our primary vendors of clinical trial material or, if approved, commercial supply material. Identification of and discussions with other CMOs may be protracted and/or unsuccessful, or these new CMOs may be unsuccessful in producing the same results as the current primary CMOs producing the material. Therefore, if our primary CMOs become unable or unwilling to perform their required activities, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, product for commercial sale, which would materially and adversely affect our development programs, commercial activities, operating results and financial condition. In addition, the FDA or regulatory authorities outside of the United States may require us to have an alternate manufacturer of a drug product before approving any product candidate for marketing and sale in the United States or abroad and securing such alternate manufacturer, if possible, could result in considerable additional time and cost prior to approval.

Any new manufacturer or supplier of finished drug product or our component materials, including drug substance and delivery devices, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing of such product or ingredients required by us. The FDA or foreign regulatory agency may require us to conduct additional clinical studies, collect stability data and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or use the revised process.

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

All manufacturers of our clinical trial material and, if approved, commercial product, including drug substance manufacturers, must comply with Good Manufacturing Practices (“GMP”) requirements enforced by the FDA through its facilities inspection program and applicable requirements of foreign regulatory authorities. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our clinical trial material may be unable to comply with these GMP requirements and with other FDA, state and foreign regulatory requirements. While we or our representatives generally monitor and audit our manufacturers’ systems, we do not have full control over their ongoing compliance with these regulations. And while the responsibility to maintain GMP compliance is shared between the third-party manufacturer and us, we bear ultimate responsibility for our supply chain and compliance with regulatory standards. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay or failure to obtain product approval, product seizure or recall, or withdrawal of product approval.

In addition, any delay or interruption in the supply of materials necessary or useful to manufacture our product candidates could delay the completion of our clinical studies, increase the costs associated with our development programs and, depending upon the period of delay, require us to commence new clinical studies at significant additional expense or terminate the studies completely. Delays or interruptions in the supply of commercial product could result in increased cost of goods sold and lost sales. In addition, if our products are manufactured entirely or partially outside the United States, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Furthermore, changes in currency exchange rates, shipping costs and import tariffs could adversely affect our cost of goods sold. Any of the above factors could cause us to delay or suspend anticipated or ongoing trials, regulatory submissions or commercialization of our product candidates, entail higher costs or result in us being unable to effectively commercialize our products. Our dependence upon third parties for the manufacture of our clinical trial and, if approved, commercial supply material may adversely affect our future costs and our ability to develop and commercialize our product candidates on a timely and competitive basis.

We currently have no marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our products, if approved, or generate product revenue.

To commercialize our products, if approved, in the United States and other jurisdictions in which we may seek approvals, we must build our marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties to perform these services and we may not be successful in doing so. If our products receive regulatory approval, we expect to market such products in the United States through a focused, specialized sales force, which will be costly and time consuming to implement on our own. Despite the experience of individual members of management, we have no prior experience as a company in the marketing and sale of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Outside of the United States, we may consider collaboration arrangements. If we are unable to implement our own sales and marketing capability, or are unable to contract with one or more third parties for such services on acceptable terms or at all, we may not be able to successfully commercialize our products in certain markets. Any failure or delay in the development of our internal or external sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

If any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product, regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication or we may be required to change the way the product is administered, conduct additional clinical studies or change the labeling of the product. Depending on the severity of the side effects, regulatory authorities may withdraw approval of the product. Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant or any revenue from its sale.

In addition, in January 2021, we instituted an Expanded Access Program for Larazotide. Information obtained from our Expanded Access Program may not reliably predict the efficacy of our product candidates in company-sponsored clinical trials and may lead to adverse events that could limit our ability to obtain regulatory approval with labeling that we consider desirable, or at all.

The COVID-19 pandemic may materially and adversely affect our business and operations.

The COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our larazotide Phase 3 trial. The full extent to which COVID-19 may impact this trial is not known at this time, but it has slowed the estimated completion date for the trial, which we now expect to be in the second half of 2021. Additionally, the evolving COVID-19 pandemic has impacted the pace of enrollment in our Phase 3 registration trial for NM-001 for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. This same risk applies to planned clinical trials for our other product candidates. The exact duration of the delay and any other impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 outbreak, the potential for future “shelter in place” orders, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 also could adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which could further negatively impact our trials. In addition, if the FDA elects to delay face-to-face meetings for an extended period of time due to COVID-19, it could have a material adverse effect on our larazotide Phase 3 trial and our other product candidates. Any or all of these events could increase our operating expenses and the length of time to complete the trial and have a material adverse effect on our financial results.

Risks Related to Drug Development and Commercialization

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

Clinical studies are expensive, difficult to design and implement, may take many years to complete and outcomes are inherently uncertain. A drug product may fail to demonstrate positive results at any stage of testing despite having progressed satisfactorily through nonclinical testing and initial clinical studies. There is significant risk in clinical development where later stage clinical studies are designed and powered based on the analysis of data from earlier studies, with these earlier studies involving a smaller number of patients and the results of the earlier studies being driven primarily by a subset of responsive patients. Success in pre-clinical studies or completed clinical trials does not ensure that later studies or trials, including continuing pre-clinical studies and large-scale clinical trials, will be successful nor does it predict future results. Favorable results in early studies or trials may not be repeated in later studies or trials, and product candidates in later stage trials may fail to show acceptable safety and efficacy despite having progressed through earlier trials. There is typically a high rate of attrition from the failure of product candidates proceeding through clinical trials. We may be required to demonstrate through large, long-term outcome trials that our product candidates are safe and effective for use in a broad population prior to obtaining regulatory approval.

In addition, the placebo rate in larger studies may be higher than expected and certain subjects in our clinical trials may respond positively to placebo treatment - these subjects are commonly known as “placebo responders” - making it more difficult to demonstrate efficacy of the trial drug compared to placebo.

Further, clinical study data is frequently susceptible to varying interpretations. Medical professionals and/or regulatory authorities may analyze or weigh study data differently than the sponsor company, resulting in delay or failure to obtain marketing approval for a product candidate. Additionally, the possible lack of standardization across multiple investigative sites may induce variability in the results, which can interfere with the evaluation of treatment effects.

If any of our product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays and cost increases in, or may decide to abandon development of, that product candidate. If we abandon or are delayed, or experience increased costs, in our development efforts related to any of our product candidates, we may not have sufficient resources to continue or complete development of that product candidate or any other product candidates. We may not be able to generate any revenues, continue our operations and clinical studies, or become profitable. Our reputation in the industry and in the investment community would likely be significantly damaged. Further, it might not be possible for us to raise funds in the public or private markets, and our stock price would likely decrease significantly.

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

Clinical studies may not commence on time or be completed on schedule, if at all. The commencement and completion of clinical studies can be delayed for a variety of reasons, including:

•inability to raise sufficient funding to initiate or to continue a clinical study;
•delays in recruiting and enrolling individuals to participate in a clinical study, which historically can be challenging in orphan diseases, which is made more difficult during the COVID-19 pandemic;
•delays in obtaining regulatory approval to commence a clinical study;
•delays in identifying and reaching agreement on acceptable terms with prospective CROs and clinical study sites and investigators, which agreements can be subject to extensive negotiation and may vary significantly among study sites;
•delays in obtaining regulatory approval in a prospective country;
•delays in obtaining ethics committee approval to conduct a clinical study at a prospective site;
•delays in reaching agreements on acceptable terms with prospective CMOs or other vendors for the production and supply of clinical trial material and, if necessary, drug administration devices, which agreements can be subject to extensive negotiation;
•delays in the production or delivery of sufficient quantities of clinical trial material from our CMOs and other vendors to initiate or continue a clinical study;
•delays due to product candidate recalls as a result of stability failure, excessive product complaints or other failures of the product candidate during its use or testing;
•invalidation of clinical data caused by premature unblinding or integrity issues;
•invalidation of clinical data caused by mixing up of the active drug and placebo through randomization or manufacturing errors;
•delays on the part of our CROs, CMOs and other third-party contractors in developing procedures and protocols or otherwise conducting activities in accordance with applicable policies and procedures and in accordance with agreed upon timelines;
•delays in identifying and hiring or engaging, as applicable, additional employees or consultants to assist in managing clinical study-related activities;
•delays caused by patients dropping out of a clinical study due to side effects, concurrent disorders, difficulties in adhering to the study protocol, unknown issues related to different patient profiles than in previous studies, or otherwise;
•delays in having patients complete participation in a clinical study, including returning for post-treatment follow-up, which is made more difficult during the COVID-19 pandemic;
•delays resulting from study sites dropping out of a trial, providing inadequate staff support for the study, problems with shipment of study supplies to clinical sites, or focusing our staff’s efforts on enrolling studies that compete for the same patient population;
•suspension of enrollment at a study site or the imposition of a clinical hold by the FDA or other regulatory authority following an inspection of clinical study operations at study sites or finding of a drug-related serious adverse event; and
•delays in quality control/quality assurance procedures necessary for study database lock and analysis of unblinded data.

If we experience delays in the completion of a clinical study, if a clinical study is terminated, or if failure to conduct a study in accordance with regulatory requirements or the study’s protocol leads to deficient safety and/or efficacy data, the regulatory approval and/or commercial prospects for our product candidates may be harmed and our ability to generate product revenue, if any, will be delayed. In addition, any delays in completing our clinical studies likely will increase our development costs. Further, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may ultimately lead to the denial of regulatory approval of a product candidate.

We may experience difficulties in the enrollment of patients in our clinical trials, which may delay or prevent us from obtaining regulatory approval.

We may not be able to commence or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

Patient enrollment, a critical component to successful completion of a clinical study, is affected by many factors, including:

•during the COVID-19 pandemic, the tendency of patients to avoid or their inability to travel to healthcare facilities and physicians’ offices unless due to a health emergency;
•the size of the target patient population;
•other ongoing studies competing for the same patient population;
•the eligibility criteria for the clinical trial;
•the design of the clinical study;
•the perceived risks and benefits of the product candidate under study;
•the efforts to facilitate timely enrollment in clinical trials;
•the proximity and availability of clinical trial sites for prospective patients;
•the frequency of or difficulty in administering our product candidates; and
•the ability to monitor patients adequately during and after treatment.

Use of our proprietary patient-reported outcome measure, CeD PRO, in our Phase 3 clinical trial of larazotide for the treatment of celiac disease may adversely impact our ability to achieve a positive result from this clinical trial.

Patient-reported outcome assessments (“PROs”) involve patients’ subjective assessments of efficacy and this subjectivity can increase the uncertainty of clinical trial outcomes. Such assessments can be influenced by a number of factors and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial, leading to high variability in PRO measurements.

The variability of PRO measures and high placebo response rates could adversely impact our Phase 3 clinical trial of larazotide for celiac disease. The variability of a PRO measure can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement and generally adversely impact a clinical development program by introducing additional uncertainties.

There is significant uncertainty regarding the regulatory approval process for any investigational new drug, and substantial further testing and validation of our product candidates and related manufacturing processes may be required, and regulatory approval may be conditioned, delayed or denied, any of which could delay or prevent us from successfully marketing our product candidates and substantially harm our business.

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

Significant uncertainty exists with respect to the regulatory approval process for any new drug candidate. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept an NDA or the equivalent foreign regulatory approval submission for filing or, if accepted, approve an NDA. There are many components to an NDA or marketing authorization application submission in addition to clinical study data. Before accepting an NDA for review or before approving the NDA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that our product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA for a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of our product candidates. In addition, regulations may be changed prior to submission of an NDA that require higher hurdles than currently anticipated. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for our product candidate would be substantially greater and our competitors may bring products to market before we do, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition and results of operations.

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, a U.S. federal government shut-down or budget sequestration, such as ones that occurred during 2013, 2018 and 2019, may result in significant reductions to the FDA’s budget, employees and operations, or the FDA may delay face-to-face meetings for an extended period of time due to COVID-19, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

In 2019, we started the Phase 3 clinical trial for larazotide, the success of which will be needed for FDA approval to market larazotide in the United States to treat celiac disease in patients with persistent symptoms while adhering to a gluten free diet. While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing and may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are required by the FDA to conduct a long-term safety study on larazotide. The results of this study will not be known until a short time prior to potential submission of an NDA for larazotide. If the safety study cannot be completed for technical or other reasons, or provides results that the FDA determines to be concerning, this may cause a delay or failure in obtaining approval for larazotide.

Even if we receive regulatory approval for a product candidate, we may face regulatory difficulties that could materially and adversely affect our business, financial condition and results of operations.

Even if initial regulatory approval is obtained, as a condition to the initial approval, the FDA or a foreign regulatory agency may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or marketing surveillance programs, any of which would limit the commercial potential of the product. Our product candidates also will be subject to ongoing FDA requirements related to the manufacturing processes, labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information regarding the product. For instance, the FDA may require changes to approved drug labels, require post-approval clinical studies and impose distribution and use restrictions on certain drug products. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continuing regulatory review and periodic inspections. If previously unknown problems with a product are discovered, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, the FDA may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If one of our CMOs or we fail to comply with applicable regulatory requirements, a regulatory agency may:

•issue warning letters or untitled letters;
•impose civil or criminal penalties;
•suspend or terminate any ongoing clinical studies;
•close the facilities of a CMO;
•refuse to approve pending applications or supplements to approved applications;
•suspend or withdraw regulatory approval;
•exclude our product from reimbursement under government healthcare programs, including Medicaid or Medicare;
•impose restrictions or affirmative obligations on our or our CMOs’ operations, including costly new manufacturing requirements; or
•seize or detain products or require a product recall.

If any of our product candidates for which we receive regulatory approval fails to achieve significant market acceptance among the medical community, patients or third-party payers, the revenue we generate from our sales will be limited and our business may not be profitable.

Our success will depend in substantial part on the extent to which our product candidates, if approved, are accepted by the medical community and patients and reimbursed by third-party payers, including government payers. We cannot predict whether physicians, patients, healthcare insurers or health maintenance organizations, or the medical community in general, will accept or utilize any of our products, if approved. If our product candidates are approved but do not achieve an adequate level of acceptance by these parties, we may not generate sufficient revenue to become or to remain profitable. In addition, our efforts to educate the medical community and third-party payers regarding the benefits of our products may require significant resources and may never be successful.

The degree of market acceptance with respect to each of our approved products, if any, will depend upon a number of factors, including:

•the safety and efficacy of our product as demonstrated in clinical studies;
•acceptance in the medical and patient communities of our product as a safe and effective treatment;
•the perceived advantages of our product over alternative treatments, including with respect to the incidence and severity of any adverse side effects and the cost of treatment;
•the indications for which our product is approved;
•claims or other information (including limitations or warnings) in our product’s approved labeling;
•reimbursement and coverage policies of government and other third-party payers;
•smaller than expected market size due to lack of disease awareness of a rare disease, or the patient population with a specific rare disease being smaller than anticipated;
•availability of alternative treatments;
•pricing and cost-effectiveness of our product relative to alternative treatments;
•inappropriate diagnostic efforts due to limited knowledge and/or resources among clinicians;
•the prevalence of off-label substitution of chemically equivalent products or alternative treatments; and
•the resources we devote to marketing our product and restrictions on promotional claims we can make with respect to the product.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of their potential both to gain regulatory approval and to achieve commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or in other indications with greater commercial potential. We currently intend to focus our limited financial and managerial resources on developing our lead programs, NM-002, for the treatment of SBS, and larazotide, for the treatment of celiac disease. As a result, we may allocate fewer resources to the other product candidates in our pipeline, and we will be required to seek additional sources of financing to pursue further development of such other product candidates.

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

We may choose not to continue developing any of our product candidates at any time during development and for any reason, which would reduce or eliminate our potential return on investment for those product candidates.

At any time, we may decide to discontinue the development of any of our product candidates for a variety of reasons, including inadequate financial resources, the appearance of new technologies that render our product candidates obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.

As an example, in connection with the merger with RDD and the acquisition of Naia, we shifted our focus and cash resources to the development of larazotide, for treatment of celiac disease, NM-002 for treatment of SBS, and NM-003, NM-102 and NM-004, three candidates for undisclosed rare and/or orphan diseases.

Risks Related to Our Intellectual Property

Our success will depend in part on obtaining and maintaining effective patent and other intellectual property protection for our product candidates and proprietary technology.

We rely on patents and other intellectual property to maintain exclusivity for our product candidates. Our success will depend in part on our ability to:

•comply with the obligations of our existing and any future license agreements;
•obtain and maintain patents and other exclusivity with respect to our products;
•prevent third parties from infringing upon our proprietary rights;
•maintain proprietary know-how and trade secrets;
•operate without infringing upon the patents and proprietary rights of others; and
•obtain and maintain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur or if necessary to secure exclusive rights to them, both in the United States and in foreign countries.

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

Patent applications in the United States are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months. As a result, we cannot be certain that the inventors listed in any patent or patent application owned or licensed by us were the first to conceive of the inventions covered by such patents and patent applications (for U.S. patent applications filed before March 16, 2013), or that such inventors were the first to file patent applications for such inventions outside the United States on and after March 16, 2013, in the United States. In addition, changes in or different interpretations of patent laws in the United States and foreign countries may affect our patent rights and limit the patents we can obtain, which could permit others to use our discoveries or to develop and to commercialize our technology and products without any compensation to us.

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

We also intend to rely on regulatory exclusivity for protection of any of our product candidates that may be approved for commercial sale. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or to maintain the extent or duration of such protections that we expect for our product candidates, if approved, could affect our decision on whether to market the products in a particular country or countries or could otherwise have an adverse impact on our revenue or results of operations.

We may rely on trademarks, trade names and brand names to distinguish our product candidates, if approved, from the products of our competitors. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks, in which case we may expend substantial resources to defend our proposed or approved trademarks and may enter into agreements with third parties that may limit our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. Further, our competitors may infringe our trademarks or we may not have adequate resources to enforce our trademarks.

If we fail to comply with our obligations under any license, collaboration or other agreements, we could lose intellectual property rights that are necessary for developing and commercializing our product candidates.

Larazotide, NM-002, NM-003 and NM-004 are covered by several issued patents in the U.S., issued patents outside the U.S. and with patent applications pending in several jurisdictions. Intellectual property relating to the larazotide program is exclusively licensed from Alba Therapeutics Corp. (“Alba”). Intellectual property relating to the NM-002 and NM-003 programs, specifically the lead molecules GLP-1 and GLP-2 along with a related XTEN sequence, are exclusively licensed from Amunix Pharmaceuticals, Inc. (“Amunix”). Additionally, intellectual property for the rights to GLP-1 Agonist for the treatment of SBS, related to the NM-002 program, is licensed from Cedars-Sinai Medical Center (“Cedars”). Intellectual property relating to NM-004 program is exclusively licensed from Seachaid Pharmaceuticals Inc. (“Seachaid”). Our license agreements with Alba, Amunix, Cedars and Seachaid impose, and any future licenses or collaboration agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, patent prosecution and enforcement and other obligations on us. These type of agreements and related obligations are complex and subject to contractual disputes. If we breach any of these imposed obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages or the licensor may have the right to terminate the license, which could result in our loss of the intellectual property rights and us being unable to develop, manufacture and sell drugs that are covered by the licensed technology, which loss may materially harm our business.

Our success depends on our ability to prevent competitors from duplicating or developing and commercializing equivalent versions of our product candidates, and intellectual property protection may not be sufficient or effective to exclude this competition.

We have patent protection in the United States and other countries to cover the composition of matter, formulation and method of use for larazotide, NM-002, NM-003 and NM-004. However, these patents may not provide us with significant competitive advantages, because the validity, scope, term, or enforceability of the patents may be challenged and, if instituted, one or more of the challenges may be successful. Patents may be challenged in the United States under post-grant review proceedings, inter partes reexamination, ex parte reexamination, or challenged in district court. Any patents issued in foreign jurisdictions may be subjected to comparable proceedings lodged in various foreign patent offices or courts. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. Even if a patent issues, and is held valid and enforceable, competitors may be able to design around our patent rights, such as by using pre-existing or newly developed technology, in which case competitors may not infringe our issued claims and may be able to market and sell products that compete directly with ours before and after our patents expire. Further, the larazotide primary end point is the CeD PRO that is protected by copyright until 2106. However, copyright protection may not be sufficient to exclude others from developing products that compete with larazotide.

The patent prosecution process is expensive and time-consuming. We and any of our future licensors and licensees may not apply for or prosecute patents on certain aspects of our product candidates at a reasonable cost, in a timely fashion, or at all. We may not have the right to control the preparation, filing and prosecution of some patent applications related to our product candidates or technologies. As a result, these patents and patent applications may not be prosecuted and enforced in a manner consistent with our best interests. It is also possible that we or any of our future or present licensors or licensees will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, it is possible that defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, assignment, term or claim scope. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid or unenforceable. In addition, one or more parties may independently develop similar technologies or methods, duplicate our technologies or methods, or design around the patented aspects of our products, technologies or methods. Any of these circumstances could impair our ability to protect our products, if approved, in ways which may have an adverse impact on our business, financial condition and operating results.

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

Our commercial success depends on our ability and the ability of our CMOs to develop, manufacture, receive approval for, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products. Because patent applications can take many years to publish and issue, there currently may be pending applications, unknown to us, that may later result in issued patents that our products, product candidates or technologies infringe, or that the process of manufacturing our product candidates, infringe, or that the use of our product candidates or technologies infringe.

We and our CMOs may be exposed to, or threatened with, litigation by third parties alleging that our products, product candidates and/or technologies infringe their patents and/or other intellectual property rights, or that one or more of the processes for manufacturing our product candidates or the use of our product candidates or technologies, infringe their patents and/or other intellectual property rights. If a third-party patent or other intellectual property right is found to cover our product candidates, technologies or uses, or any of the underlying manufacturing processes, we could be required to pay damages and could be unable to commercialize our product candidates or to use our technologies or methods unless we are able to obtain a license to the patent or intellectual property right. A license may not be available to us in a timely manner or on acceptable terms, or at all. In addition, during litigation, the third party alleging infringement could obtain a preliminary injunction or other equitable remedy that could prohibit us from making, using, selling or importing our products, technologies or methods.

There generally is a substantial amount of litigation involving patent and other intellectual property rights in the industries in which we operate and the cost of such litigation may be considerable. We can provide no assurance that our product candidates or technologies will not infringe patents or rights owned by others, licenses to which may not be available to us in a timely manner or on acceptable terms, or at all. If a third party claims that we or our CMOs or component material suppliers infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•infringement and other intellectual property claims which, with or without merit, may be expensive and time consuming to litigate and may divert management’s time and attention from our core business;
•substantial damages for infringement, including the potential for treble damages and attorneys’ fees, which we may have to pay if it is determined that the product and/or its use at issue infringes or violates the third party’s rights;
•a court prohibiting us from selling or licensing the product unless the third-party licenses its intellectual property rights to us, which it may not be required to do;
•if a license is available from the third party, we may have to pay substantial royalties, fees and/or grant cross-licenses to the third party; and
•redesigning our products or processes so they do not infringe, which may not be possible or may require substantial expense and time.

No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our product candidates or technology or those of our CMOs or component material suppliers or the use of our product candidates or technologies. Because of the large number of patents issued and patent applications filed in the industries in which we operate, there is a risk that third parties may allege they have patent rights encompassing our product candidates or technologies, or those of our CMOs, or uses of our product candidates or technologies.

In the future, it may be necessary for us to enforce our proprietary rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, through litigation or other dispute proceedings, which may be costly and, to the extent we are unsuccessful, adversely affect our rights. In these proceedings, a court or administrative body could determine that our claims, including those related to enforcing patent rights, are not valid or that an alleged infringer has not infringed our rights. The uncertainty resulting from the mere institution and continuation of any patent or other proprietary rights-related litigation or interference proceeding could have a material and adverse effect on our business prospects, operating results and financial condition.

Risks Related to Our Industry

We are subject to uncertainty relating to healthcare reform measures and reimbursement policies that, if not favorable to our products, could hinder or prevent our products’ commercial success, if any of our product candidates are approved.

Our ability to successfully commercialize our products will depend in part on the extent to which governmental authorities, such as Medicare, private health insurers and other organizations establish what we believe to be appropriate coverage and reimbursement for our approved products. The unavailability or inadequacy of third-party payer coverage and reimbursement could negatively affect the market acceptance of our product candidates and the future revenues we may expect to receive from any approved products. The commercial success of our product candidates, if approved, will depend in part on the extent to which the costs of such products will be covered by third-party payers, such as government health programs, commercial insurance and other organizations. Third-party payers are increasingly challenging the prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payers do not consider our products to be cost-effective compared to other therapies, we may not obtain coverage for our products after approval as a benefit under the third-party payers’ plans or, even if we do, the level of coverage or payment may not be sufficient to allow us to sell our products on a profitable basis.

Significant uncertainty exists as to the reimbursement status for newly approved drug products, including coding, coverage and payment. There is no uniform policy requirement for coverage and reimbursement for drug products among third-party payers in the United States; therefore coverage and reimbursement for drug products can differ significantly from payer to payer. The coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate payment will be applied consistently or obtained. The process for determining whether a payer will cover and how much it will reimburse a product may be separate from the process of seeking approval of the product or for setting the price of the product. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for healthcare providers or less profitable than alternative treatments or if administrative burdens make our products less desirable to use. Third-party payer reimbursement to providers of our products, if approved, may be subject to a bundled payment that also includes the procedure of administering our products or third-party payers may require providers to perform additional patient testing to justify the use of our products. To the extent there is no separate payment for our products, there may be further uncertainty as to the adequacy of reimbursement amounts.

The containment of healthcare costs is a priority of federal, state and foreign governments and the prices of drug products have been a focus in this effort. The continuing efforts of government, private insurance companies and other organizations to contain or reduce costs of healthcare may adversely affect our ability to set as high a price for our products as we might otherwise and the rate and scope of adoption of our products by healthcare providers. We expect that federal, state and local governments in the United States, as well as governments in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions governmental or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates.

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

Any fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

We have received fast track designation for larazotide for the treatment of celiac disease. We may seek fast track designation for some of our other product candidates or priority review of applications for approval of our product candidates for certain indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for priority review. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them. Even with the fast track designation for larazotide and if we do receive fast track designation or priority review for any other product candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation from larazotide or any other product candidate to be so designated if it believes that the designation is no longer supported by data from our clinical development program.

Intense competition might render our gastroenterology products noncompetitive or obsolete.

Competition in the pharmaceutical industry in general and in our therapeutic sectors in particular is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, regulatory approval for marketing competitive products, including potential generic or over-the-counter products, or superior marketing resources possessed by competitors could adversely affect the commercial potential of our gastroenterology product candidates and could have a material adverse effect on our future revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastroenterological diseases and conditions addressed by our product pipeline. Developments by others might render our product pipeline obsolete or noncompetitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their gastroenterology products earlier than we can.

Many of our current competitors have significant financial, marketing and personnel resources and development capabilities. For example, many large, well-capitalized companies already offer gastroenterology products and services in the United States and Europe that target the indications for: (i) short bowel syndrome including acid suppressive therapies such as H2 blockers or proton pump inhibitors; antidiarrheals such as loperamide; antibiotics to prevent small intestinal bacterial overgrowth; octreotide for patient with IV fluid requirements greater than 3 liters per day; clonidine; GLP-1 analogues including exenatide with or without GLP-2 analogues such as teduglutide (Gattex®); human growth hormone or somatropin analogues (Zorptive®); bile acid binders such as cholestyramine or pancreatic enzymes to aid in digestion of nutrients; and (ii) celiac disease including methods to improve adherence to a gluten-free diet.

We may not enjoy the market exclusivity benefits of orphan drug designations.

NM-002, a long-acting injectable GLP-1 analogue being developed for SBS and NM-003, a long-acting glucagon-like receptor-2 agonist that utilizes our proprietary XTEN technology to extend circulating half-life for the prevention of acute graft versus host disease, have each received Orphan Drug Designation from the FDA. Orphan Drug Designation may provide market exclusivity in the U.S. for seven years if (1) NM-002 receives market approval before a competitor using a similar mechanism for the same indication, (2) we are able to produce sufficient supply to meet demand in the marketplace, and (3) another product with the same active ingredient is not deemed clinically superior.

NM-003, NM-102 and NM-004 are being evaluated for development in other rare and/or orphan indications via an ongoing probability of technical and regulatory success analysis.

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

We face potential product liability exposures, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization. In the future, we anticipate that we will need to obtain additional or increased product liability insurance coverage and we are uncertain whether such increased or additional insurance coverage can be obtained on commercially reasonable terms, if at all.

Our business (in particular, the use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval) will expose us to product liability risks. Product liability claims may be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or involved in the use of our product candidates. If we cannot successfully defend ourselves against any such claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•significant costs of related litigation;
•impairment of our business reputation;

•a “clinical hold,” suspension or termination of a clinical study or amendments to a study design;
•delays in enrolling patients to participate in our clinical studies;
•withdrawal of clinical study participants;
•substantial monetary awards to patients or other claimants;
•decreased demand for our products, if approved, and loss of revenue; and
•the inability to commercialize our product candidates and any approved products.

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

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, since our stock began trading under the symbol “INNT”, and later under “NMTR”, on February 1, 2018, through March 22, 2021, the price thereof has ranged from a low of $0.37 per share to a high of $50.50 per share. The market price of our common stock may be highly volatile and could continue to be subject to wide fluctuations in response to various factors. These factors have included or may include the following, some of which are beyond our control:

•regulatory or legal developments in the United States and foreign countries;
•results from changes to or delays in clinical trials of our product candidates;
•announcements of regulatory approval or disapproval of, or delays in clinical trials for, larazotide (for celiac disease) or NM-002 (for SBS) or any future product candidates;
•commercialization of our product candidates;
•FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•introductions and announcements of new products by us, any commercialization partners or our competitors and the timing of these introductions and announcements;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures, capital commitments or other transactions;
•market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;
•actual or anticipated quarterly variations in our results of operations or those of our competitors;
•changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•our liquidity position and ability to raise additional capital;
•sales of substantial amounts of our stock by insiders and other stockholders, or the expectation that such sales might occur;
•general economic, industry and market conditions;
•additions or departures of key personnel;
•intellectual property, product liability or other litigation against us;
•expiration or termination of our potential relationships with strategic partners;
•catastrophic weather and/or global disease pandemics, such as the COVID-19 pandemic; and
•the other factors described in this section entitled “Risk Factors”.

The stock market in general has experienced relatively large price and volume fluctuations, particularly in response to the COVID-19 pandemic. In particular, the market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. In addition, price volatility may increase if the trading volume of our common stock remains limited or declines.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.

If we or our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public markets, the trading price of our common stock could decline significantly. On October 2, 2020, we filed a shelf registration statement, or the Shelf Registration Statement, which was declared effective on October 9, 2020. Under the Shelf Registration Statement, we may, from time to time, subject to certain eligibility requirements, sell our common stock in one or more offerings up to an aggregate dollar amount of $200.0 million (of which up to an aggregate of $37.4 million may be sold in an “at-the-market” offering as defined in Rule 415 of the Securities Act).

In addition, as of December 31, 2020, we had 204,629,064 shares of common stock outstanding and exercisable options and warrants to purchase approximately 43.6 million shares of common stock, excluding out-of-the-money stock options and warrants. On June 1, 2020, we filed a resale shelf registration statement, or the Resale Registration Statement, which was declared effective on June 19, 2020, in which we registered for resale 84,603,538 shares of common stock that were issued in connection with (a) the acquisition by us of Naia Rare Diseases on May 6, 2020, and (b) a private placement offering of shares of our Series A Preferred Stock and related warrants, which was completed on May 4, 2020 (the “May 2020 Private Placement”). Therefore, sales of common stock by us under the Shelf Registration Statement or our stockholders under the Resale Registration Statement or otherwise (including sales pursuant to Rule 144) may represent a significant percentage of our common stock currently outstanding. If we or our stockholders sell, or the market perceives that we or our stockholders intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or the Resale Registration Statement or otherwise, the market price of our common stock could decline significantly.

The issuance of additional shares of common stock may cause substantial dilution to our existing stockholders and reduce the trading price of our common stock.

As of December 31, 2020, we had exercisable outstanding options and warrants (excluding out-of-the-money stock options and warrants) that if exercised would result in the issuance of 43.6 million shares of our common stock as of December 31, 2020. We also sold 38,277,900 shares of our common stock (converted from shares of Series A Convertible Preferred Stock) and issued warrants to purchase up to 38,277,900 shares of our common stock (plus warrants to purchase up to 2,712,300 shares of our common stock issued to certain placement agents) in the May 2020 Private Placement. The issuance of shares upon exercise of these outstanding warrants and options may result in dilution to the interests of other stockholders and may reduce the trading price of our common stock.

We expect to issue from time to time additional shares of our common stock and/or securities convertible into shares of our common stock to fund our operations and incentivize our employees and directors. In any such issuance, our stockholders would experience dilution and the market price of our common stock may decline.

If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

We previously disclosed that we had been notified by the Nasdaq Stock Market LLC (“Nasdaq”) that for 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the "Rule"). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) and Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq informed us that we had a compliance period of 180 calendar days, or until June 1, 2020, to regain compliance with the Rule, which date was tolled due to the COVID-19 pandemic to August 17, 2020.

On August 18, 2020, we received a delisting determination letter from the Nasdaq Stock Market Listing Qualifications Department due to our failure to regain compliance with the Rule, and that it did not meet any of the initial listing requirements. On August 20, 2020, we appealed the determination by requesting a hearing before a Hearings Panel, which took place on September 24, 2020. On October 6, 2020, we received formal notice that the Hearings Panel granted our request for an extension through February 15, 2021 to evidence compliance with the Rule. In order to comply with the Rule, we must have a closing bid price of at least $1.00 per share for a minimum of ten, but generally not more than twenty, consecutive business days by February 15, 2021. On January 22, 2021, we received formal notification from the Nasdaq Stock Market LLC confirming that we had regained compliance with the Rule. Although we have regained compliance with the Rule, we cannot guarantee that we will be able to maintain compliance with the continued listing standards of the Nasdaq Capital Market in the future, and therefore our common stock may be subject to delisting.

If our common stock were removed from listing with The Nasdaq Capital Market, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange, which is the exception on which we currently rely. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

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

Our organizational documents also contain other provisions that could have an anti-takeover effect, including provisions that:

•provide for a classified Board;
•provide that vacancies on the Board may be filled only by a majority of directors then in office, even though less than a quorum;
•eliminate cumulative voting in the election of directors;
•prohibit director removal without cause and only allow removal with cause;
•allow amendment of certain provisions of our amended and restated certificate of incorporation and our bylaws only by the vote of the holders of at least two-thirds of all then-outstanding shares of our common stock;
•grant the Board the exclusive authority to increase or decrease the size of the Board;
•permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;
•prohibit stockholders from calling a special meeting of stockholders;

•require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings; and
•authorize the Board, by a majority vote, to amend the bylaws.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the near future. The payment of dividends on our common stock will depend on our earnings and financial condition and other business and economic factors affecting us at such time as the Board may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

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
Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our main office is located in Raleigh, North Carolina, where we lease approximately 2,751 square feet of office space under a lease that expires on September 30, 2024. The lease contains a three-year renewal option.

We believe that our existing facilities are adequate to support our near-term needs. We believe that suitable alternative space would be available if required in the future on commercially reasonable terms.
Item 3. Legal Proceedings.

We are not currently a party to any legal or governmental regulatory proceedings, nor is our management aware of any pending or threatened legal or government regulatory proceedings proposed to be initiated against us that would have a material adverse effect on our business, financial condition or operating results. In the future, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business.
Item 4. Mine Safety Disclosures.

Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Capital Market under the trading symbol “NMTR” since May 2020. Prior to that time, our stock traded under the trading symbol “INNT” from January 29, 2018 through April 2020, and under the trading symbol “MSDI” from July 7, 2016 to January 29, 2018. Prior to July 7, 2016, there was no public market for our common stock.

Holders

As of March 17, 2021, there were approximately 294 holders of record of our common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2020, we issued a total of 908,483 shares of our common stock for the conversion of outstanding notes payable, reducing the debt by approximately $491,000 and interest payable by approximately $9,000. We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act to issue these shares.
Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in the “Risk Factors” in Part I, Item 1A of this report.

Overview

9 Meters is a clinical-stage biopharmaceutical company focused on rare and unmet needs in gastroenterology. Our pipeline includes drug candidates for short bowel syndrome (SBS), celiac disease, and three early-stage candidates for undisclosed rare and/or orphan diseases. Our product development pipeline is currently positioned as described in the table below (all upcoming milestones as of the date of this report):

NM-002 Long-Acting GLP-1

NM-002 is a long-acting injectable glucagon-like-peptide-1 (“GLP-1”) analogue being developed for SBS, a debilitating orphan disease with an underserved market. It affects up to 20,000 people in the U.S., with similar prevalence in Europe. Patients with SBS cannot absorb enough water, vitamins, protein, fat, calories and other nutrients from food. It is a severe disease with life-changing consequences, such as impaired intestinal absorption, diarrhea and metabolic complications. A portion of patients have life-long dependency on Parenteral Support (PS) to survive with risk of life-threatening infections and extra-organ impairment. NM-002 links exenatide, a GLP-1 analogue, to a long-acting linker technology and is designed specifically to address the gastric effects in SBS patients by slowing digestive transit time. The asset uses proprietary XTEN® technology to extend the half-life of exenatide, allowing for once- to twice-per-month dosing, thus potentially increasing convenience for patients and caregivers. NM-002 is patent-protected and has received orphan drug designation by the U.S. Food and Drug Administration (FDA). We dosed our first patients in a Phase 1b/2a study in adult patients suffering from SBS in July 2020.

We announced top-line results in the fourth quarter of 2020. The study met its primary objective as NM-002 demonstrated excellent safety and tolerability. In addition, NM-002 demonstrated a clinically relevant improvement in total stool output (TSO) volume within 48 hours of first dose. The Phase 1b/2a clinical trial was an open-label, two-dose study evaluating the safety and tolerability of three escalating fixed doses of NM-002 (50 mg, 100 mg, 150 mg) in 9 adults with SBS for 56 days. The trial was conducted at Cedars-Sinai Medical Center. Patients in each of the three cohorts received two subcutaneous doses two weeks apart with six weeks of subsequent follow-up. The study assessed the safety and tolerability of repeated doses on Days 1 and 15 at each dose level. Because reduced TSO volume and bowel movement frequency are correlated with improved intestinal absorption and potentially less need for intravenous supplementation for nutrition and hydration, these were key secondary objectives in the trial. The primary purpose of this open-label Phase 1b/2a study was to learn about the compound and its safety and potential efficacy in order to inform future development.

NM-002 was generally safe and well tolerated: 17 treatment-emergent adverse events (TEAEs) were observed in 9 patients, 15 of which were mild, transient and self-limited without further intervention. The majority of TEAEs were GI-related (nausea and vomiting).

Importantly, 8 of the 9 patients experienced meaningful declines in TSO following each dose, relative to a baseline output. The rapid onset of clinical improvements in stool volumes, as observed in all 9 patients having substantial reductions in stool output within 48 hours of the first dose, shows the potential for NM-002 to address the primary problem of chronic malabsorptive diarrhea in SBS patients. Following communication from the FDA in the first quarter of 2021, we plan to initiate a phase 2 study in the second quarter of 2021 in approximately 20 patients using TSO as the primary efficacy outcome measure. This trial is planned to be a multi-center, double-blind, double-dummy, randomized placebo-controlled trial. The FDA has provided global anchor questions and specific guidance for performance of exit interviews to support clinical meaningfulness of observed efficacy.

NM-002 has received Orphan Drug Designation from the FDA. The FDA Office of Orphan Products Development grants orphan designation to advance the evaluation of safe and effective drugs and biologics to treat, prevent or diagnose rare diseases affecting fewer than 200,000 people in the U.S. Under the Orphan Drug Act, orphan designation qualifies drug sponsors for development incentives conferred by the FDA, including tax credits for qualified clinical testing.

NM-001 (Larazotide) Tight Junction Regulator

In 2019, we initiated a Phase 3 clinical trial for our co-lead drug candidate, larazotide acetate or larazotide, for the treatment of celiac disease. Larazotide has the potential to be a first-to-market therapeutic for celiac disease, an unmet medical need affecting an estimated 1% of the U.S. population or more than 3 million individuals. Patients with celiac disease have no treatment alternative other than a strict lifelong adherence to a gluten-free diet, which is difficult to maintain and can be deficient in key nutrients. In celiac disease, larazotide is the only drug which has successfully met its primary clinical efficacy endpoint with statistical significance in a Phase 2b efficacy trial, which was comprised of 342 patients. We completed the End of Phase 2 meeting with the FDA for the treatment of celiac disease with larazotide and received Fast Track designation. Larazotide has been shown to be safe and effective after being tested in several clinical trials involving nearly 600 patients.

We have approximately 110 active clinical trial sites in our Phase 3 trial with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. In addition, after consultation with the FDA, the analytical approach to the primary endpoint was modified to perform a continuous variable analysis instead of a responder analysis of the primary efficacy outcome. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525. Site activation and patient enrollment have been impacted by the COVID-19 pandemic. We continue to monitor the evolving situation with COVID-19, which is likely to directly or indirectly impact the pace of enrollment over the next several months. Given challenges in enrollment related to the COVID-19 pandemic, interim results and topline data readouts are now anticipated in 2022.

NM-003 Long-Acting GLP-2

NM-003 is a proprietary long-acting glucagon-like-peptide (“GLP-2”) receptor agonist that utilizes proprietary XTEN® technology to extend circulating half-life. On December 9, 2020, we announced that the FDA has granted orphan drug designation to NM-003 for prevention of acute graft versus host disease. NM-003 is currently undergoing an indication selection process through an ongoing probability of technical and regulatory success analysis.

NM-004 Immunomodulator

NM-004 is a double-cleaved mesalamine with an immunomodulator. These two assets are being evaluated for development in rare and/or orphan indications via an ongoing probability of technical and regulatory success analysis. NM-004 is currently undergoing an indication selection process through an ongoing probability of technical and regulatory success analysis.

NM-102 Tight Junction Microbiome Modulator

NM-102, a small molecule peptide, is being developed as a potential microbiome modulator and undergoing an indication selection process. NM-102 is expected to enter an IND-enabling pathway in 2021 and is a long-acting, degradation-resistant peptide, believed to be gut-restricted, and presumed to prevent gut microbial metabolites and antigens from trafficking into systemic circulation. NM-102 is currently being evaluated for development in rare and/or orphan indication through an ongoing probability of technical and regulatory success analysis.

Corporate Development During 2019 and 2020

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

RDD Merger Financing

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

Warrant Exchange

Pursuant to a purchase agreement dated April 29, 2019, we issued warrants to purchase up to 4,318,272 shares of our common stock (the “April Warrants”) and granted the placement agent warrants to purchase up to 215,914 shares of common stock (the “Placement Agent Warrants”). On December 19, 2019, we entered into separate exchange agreements with each of the purchasers of the April Warrants and the Placement Agent Warrants (the “Exchange Agreements”). Pursuant to the Exchange Agreements, we agreed to issue to the purchasers an aggregate of 5,441,023 shares of our common stock (the “Exchange Shares”) at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants. On December 26, 2019, we issued 3,593,714 Exchange Shares in exchange for the cancellation and termination of Exchange Warrants to purchase 2,994,762 shares of common stock. During the year ended December 31, 2020, we issued 1,847,309 Exchange Shares in exchange for the cancellation and termination of the remaining outstanding Exchange Warrants.

Additional Note

On January 10, 2020, we entered into an additional securities purchase agreement and unsecured convertible promissory note with the Convertible Noteholder in the principal amount of $2,750,000 (the “Additional Note”). The Convertible Noteholder could elect to convert all or a portion of the Additional Note, at any time from time to time into our common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. The purchase price of the Additional Note was $2.5 million and carried an original issuance discount of $250,000, which was included in the principal amount of the Additional Note.

The Additional Note bore interest at the rate of 10% (which would increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Additional Note was originally due on the second anniversary of the date of the Additional Note’s issuance. During the year ended December 31, 2020, we made principal payments of $2.7 million on the Additional Note, consisting of $1.0 million in cash payments and $1.7 million in stock conversions. In January 2021, we paid the remaining balance of principal and accrued interest of approximately $59,000, which was paid in cash.

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

On February 12, 2020, we offered to amend outstanding warrants to purchase an aggregate of 12,346,631 shares of common stock (the “Original Warrants”) held by holders of certain outstanding warrants (the “Offer to Amend and Exercise”). The Original Warrants of eligible holders who elected to participate in the Offer to Amend and Exercise were amended to (i) shorten the exercise period so that they expired concurrently with the closing of the RDD Merger on April 30, 2020 and (ii) reduced the exercise price to $0.10 per share. The amended warrants were required to be exercised for cash, and any cashless exercise provisions in the Original Warrants were omitted. On April 29, 2020, warrants to purchase 12,230,418 shares of common stock were exercised in the Offer to Amend and Exercise for aggregate gross proceeds of approximately $1.2 million.

December 2020 Offering

On December 11, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with William Blair & Company, L.L.C. and Truist Securities, Inc., as representatives of the several underwriters named therein (the “Underwriters”), in connection with the public offering of 46,153,847 shares of our common stock, par value $0.0001 per share, at a price of $0.65 per share, less underwriting discounts and commissions (the “December 2020 Offering”). Pursuant to the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 6,923,077 shares of common stock at the same price, which the Underwriters exercised in full on December 14, 2020. On December 15, 2020, upon closing of the December 2020 Offering, we received net proceeds of approximately $32.0 million after deducting underwriting discounts and commissions and offering expenses. We plan to use the proceeds from the December 2020 Offering to progress the development of our product pipeline, including initiating a Phase 2 trial for SBS in 2021.

Financial Overview

Since our inception, we have focused our efforts and resources on identifying and developing our research and development programs. We have not had any products approved for commercial sale and have incurred operating losses in each year since inception. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have financed our operations primarily through public offerings of equity securities and private placements of convertible debt and equity securities. In December 2020, we received net proceeds of approximately $32.0 million in the December 2020 Offering described above.

As of December 31, 2020, we had an accumulated deficit of $132.1 million. We incurred net losses of $61.5 million and $27.0 million for the years ended December 31, 2020 and 2019, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

•continue research and development, including preclinical and clinical development of our existing and future product candidates, including NM-001 and NM-002;
•experience delays in our clinical trials due to the COVID-19 pandemic;
•seek regulatory approval for our product candidates;
•commercialize any product candidates for which we obtain regulatory approval;
•maintain and protect our intellectual property rights;
•add operational, financial and management information systems and personnel; and
•continue to incur additional legal, accounting, regulatory, tax-related and other expenses required to operate as a public company.

    As such, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings, strategic alliances or licensing arrangements, or other sources of financing. Our failure to obtain sufficient funds on a timely basis or on acceptable terms could have a material adverse effect on our business, results of operations and financial condition.

COVID-19

The effect of the COVID-19 pandemic and its associated restrictions has increased and may continue to increase the expected development timelines and the anticipated aggregate costs for our product candidates by, among other things, causing disruptions in the supply chain for clinical supplies, delays in the timing and pace of subject enrollment in clinical trials and lower than anticipated subject enrollment and completion rates, delays in the review and approval of our regulatory submissions by the FDA and other agencies with respect to our product candidates, and other unforeseen disruptions. Site activation and patient enrollment have recently been impacted by the COVID-19 pandemic and we expect the pace of enrollment may continue to be impacted by the pandemic over the next several months. We are working closely with our clinical trial sites and product candidate manufacturers to ensure that patient safety and clinical supply of our product candidates are not adversely impacted by the pandemic. In response to the COVID-19 pandemic, we put in place several safety measures for our employees, patients, healthcare providers and suppliers. These measures included, but were not limited to, substantially restricting travel, limiting access to our corporate office, including allowing employees to work remotely, providing personal protective equipment to employees, investigator sites and third-party vendors, implementing social distancing protocols, and coordinating safety protocols with our investigator sites.

The ultimate impact resulting from the COVID-19 pandemic will depend, among other factors, on the extent of the pandemic in the regions with clinical trial sites, the timing and availability of the COVID-19 vaccines and length and severity of travel restrictions and other limitations ordered by governmental agencies. To date, we have not experienced supply chain delays or shortages as a result of the pandemic.

The economic impact of the COVID-19 pandemic and its effect on capital markets and investor sentiment may adversely impact our ability to raise capital when needed or on acceptable terms to fund our development programs and operations.

However, we recently closed the December 2020 Offering and received net proceeds of approximately $32.0 million, which we plan to use for the Phase 2 trial in SBS and to continue progress on our Phase 3 trial in celiac.

We do not yet know the full extent of potential delays or impacts on our business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our business and financial condition.

Research and Development Updates

In July 2020, we dosed our first patients in our Phase 1b/2a clinical trial for the treatment of SBS. In December 2020, we announced positive top-line results. NM-002 was generally safe and well tolerated and 8 of the 9 patients experienced meaningful declines in TSO following each dose, relative to a baseline output. The rapid onset of clinical improvements in stool volumes, as observed in all 9 patients having substantial reductions in stool output within 48 hours of the first dose, shows the potential for NM-002 to address the primary problem of chronic malabsorptive diarrhea in SBS patients.

During 2019, we dosed the first patient in our Phase 3 clinical trial for larazotide in adult patients with celiac disease. We have approximately 110 active clinical trial sites with three parallel treatment groups, 0.25 mg of larazotide tid, 0.5 mg of larazotide tid and a placebo arm. We currently anticipate a readout from the trial in 2022. In May 2020, we received a thorough QT (TQT) study waiver from the FDA for the Phase 3 trial of larazotide in celiac disease. The waiver supports larazotide’s strong precedent of safety and could potentially streamline the program’s timeline and cost effectiveness. In addition, after consultation with the FDA, the definition of the primary endpoint was modified to utilize a continuous variable instead of a responder analysis. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525. Recently, we engaged Beyond Celiac to identify potential and appropriate patients for enrollment in the Phase 3 trial. We are planning to implement multiple additional measures to potentially enhance enrollment. We do not expect these measures to be implemented until COVID-19 restrictions are significantly lifted.

NM-102, a small molecule peptide, is being developed as a potential microbiome modulator and undergoing an indication selection process. NM-102 is expected to enter an IND-enabling pathway in 2021 and is a long-acting, degradation-resistant peptide, believed to be gut-restricted, and presumed to prevent gut microbial metabolites and antigens from trafficking into systemic circulation.

NM-003 is a proprietary long-acting GLP-2 agonist with improved serum half-life compared with short-acting versions, which we intend to progress through a clinical and regulatory pathway in an undisclosed orphan and rare GI indication. On December 9, 2020, we announced that the FDA has granted orphan drug designation to NM-003, a proprietary long-acting GLP-2 receptor agonist, for prevention of acute graft versus host disease. NM-003, also called teduglutide, is designed as a long-acting injectable GLP-2 receptor agonist that utilizes proprietary XTEN® technology to extend circulating half-life. NM-003 is currently undergoing an indication selection process through an ongoing probability of technical and regulatory success analysis.

NM-004 is a double-cleaved mesalamine with an immunomodulator. NM-102, NM-003 and NM-004 are being evaluated for development in rare and/or orphan indications via an ongoing probability of technical and regulatory success analysis.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth the key components of our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	$ Change	% Change

Operating expenses:
Research and development	$10,933,023	$13,715,968	$(2,782,945)	(20)%
Acquired in-process research and development	32,266,893	—	32,266,893	100%
General and administrative	10,519,955	10,566,813	(46,858)	—%
Warrant inducement expense	7,157,887	1,265,780	5,892,107	465%
Total operating expenses	60,877,758	25,548,561	35,329,197	138%

Loss from operations	(60,877,758)	(25,548,561)	(35,329,197)	(138)%
Total other income (expense), net	(618,731)	(1,500,247)	881,516	59%

Net loss	$(61,496,489)	$(27,048,808)	$(34,447,681)	(127)%

Research and Development Expense

Research and development expense for the year ended December 31, 2020 decreased approximately $2.8 million, or 20%, as compared to the year ended December 31, 2019. The decrease was driven primarily by a decrease of approximately $6.0 million in our clinical trial expense due to significant fees incurred in the prior year associated with our former clinical research organization and start-up fees for our Phase 3 clinical trial in celiac. This decrease was offset by an increase in research and development license fees of approximately $2.0 million due upon dosing of the first patient in our Phase 1b/2a trial for the treatment of SBS. In addition, personnel costs and benefits associated with our research and development personnel increased by approximately $0.3 million due to the addition of research and development personnel during the year ended December 31, 2020. Non-cash share-based compensation expense increased by approximately $0.9 million primarily due to the accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant. The table below summarizes our research and development expenses allocated to our current clinical programs, license fees and other research and development expenses for the periods indicated.

	Year Ended December 31,
	2020	2019
Research and development expenses:
NM-001 Celiac Disease	$3,634,291	$10,980,812
NM-002 Short Bowel Syndrome	1,772,388	—
License fees	2,201,985	250,000
Other research and development expenses	3,324,359	2,485,156
Total research and development expenses	$10,933,023	$13,715,968

Acquired In-process Research and Development

Acquired in-process research and development expense was approximately $32.3 million during the year ended December 31, 2020 and represents expenses associated with the RDD Merger and Naia Acquisition that closed during the year ended December 31, 2020. Approximately $28.8 million represents non-cash acquired in-process research and development expense paid in equity ownership. There was no acquired in-process research and development expense during the year ended December 31, 2019.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2020 decreased by less than $0.1 million, as compared to the year ended December 31, 2019. The decrease was primarily due to decreases in (i) other general corporate fees including patent protection of our intellectual property of approximately $0.6 million, (ii) professional fees of $1.1 million due to legal fees associated with the RDD Merger and RDD Merger Financing that were accounted for as offering fees and (iii) costs associated with operating as a public company of approximately $0.3 million. These decreases were offset by an increase in personnel costs and benefits of approximately $1.0 million. The increase in personnel costs and benefits includes an increase in severance costs of $0.6 million upon termination of former Innovate employees and additional general and administrative personnel hired upon closing of the RDD Merger. In addition, non-cash stock compensation expense increased by approximately $0.9 million due to accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant.

Warrant Inducement Expense

During the years ended December 31, 2020 and 2019, we recognized warrant inducement expense of approximately $7.2 million and $1.3 million, respectively. The warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the April Warrants and Placement Agent Warrants exchanged for 1.2 shares of our common stock per warrant and to induce the exercise of certain warrants in the Offer to Amend and Exercise, further described in “Note 1—Summary of Significant Accounting Policies” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Other Income (Expense), Net

    Other expense, net, for the year ended December 31, 2020, decreased by approximately $0.9 million, or 59%, as compared to the year ended December 31, 2019. The decrease in other expense consists of a decrease of approximately $1.0 million for the loss on extinguishment of debt that was incurred in March 2019, further described in “Note 6—Debt.” In addition, the gain on fair value of warrant liabilities increased by approximately $2.7 million. These changes were offset by increases in interest expense of approximately $2.2 million, which represents the non-cash beneficial conversion feature associated with our convertible note further described in “Note 6—Debt.” Interest income decreased by approximately $0.1 million and the gain on fair value of derivative liability decreased by approximately $0.5 million.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2020, we had cash and cash equivalents of approximately $37.9 million, compared to approximately $4.6 million as of December 31, 2019. The increase in cash and cash equivalents was primarily due to the net proceeds received in the December 2020 Offering of approximately $32.0 million. In addition, the Company closed the RDD Merger Financing in May 2020, which provided net proceeds of approximately $19.2 million. The proceeds received in both financings were supplemented by proceeds from sales of our common stock through the ATM of approximately $2.6 million and warrant exercise proceeds of $2.5 million. These increases in cash were offset by expenditures for business operations, research and development and clinical trial costs, including the recent completion of the Phase 1b/2a clinical trial in SBS and continued progress in our Phase 3 trial for celiac disease.

To date, we have not generated revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We expect to incur substantial expenditures in the foreseeable future for the continued development and clinical trials of our product candidates. We will continue to require additional financing to develop and eventually commercialize our product candidates. Our future liquidity and capital requirements will depend on a number of factors, including the outcome of our clinical trials, which could be delayed due to the ongoing COVID-19 pandemic, and our ability to complete the development and commercialization of our products. There are a number of variables beyond our control including the timing, success and overall expense associated with our clinical trials. Consequently, there can be no assurance that we will be able to achieve our objectives and we may need to seek additional equity or debt financings. If we are unable to raise additional funds when needed, our ability to develop our product candidates will be impaired. We may also be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(19,409,786)	$(17,967,992)
Investing activities	(3,186,997)	(11,934)
Financing activities	55,855,239	16,843,958
Net increase (decrease) in cash and cash equivalents	$33,258,456	$(1,135,968)

Operating Activities

For the year ended December 31, 2020, net cash used in operating activities of approximately $19.4 million primarily consisted of a net loss of $61.5 million, a non-cash gain of $2.6 million for the change in the fair value of the warrant liabilities and a non-cash gain of approximately $0.8 million for the change in fair value of the convertible note derivative liabilities. These decreases were offset by adjustments for non-cash share-based compensation of approximately $4.7 million, non-cash warrant inducement expense of $7.2 million, non-cash interest expense of approximately $1.8 million, a non-cash beneficial conversion feature of approximately $2.2 million associated with the conversion of convertible note principal and interest, and non-cash in process research and development expense of approximately $28.8 million. In addition, the net change in operating assets and liabilities increased by approximately $0.8 million.

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

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities represents the purchase of property and equipment of approximately $2,500 and the purchase of in-process research and development, net of assets received, of approximately $3.2 million. Net cash used in investing activities of approximately $12,000 for the year ended December 31, 2019, represented the purchase of computer equipment.

Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities of approximately $55.9 million primarily consisted of (i) proceeds of $37.1 million from the sale of our common stock and warrants, (ii) proceeds of $22.6 million from the issuance of preferred stock and warrants in the RDD Merger Financing, (iii) proceeds of $2.5 million from the issuance of the Additional Note and (iv) proceeds of approximately $2.5 million from the exercise of warrants. These increases were offset by approximately $2.5 million in debt repayments and approximately $6.4 million in stock issuance costs.

For the year ended December 31, 2019, net cash provided by financing activities of approximately $16.8 million primarily consisted of (i) $20.7 million received from the sale of our common stock and warrants; and (ii) $5.0 million received from the issuance of the Unsecured Convertible Note. These increases were offset by approximately $7.8 million in debt repayments, approximately $1.0 million in stock issuance costs and approximately $0.1 million in debt issuance costs.

Contractual Obligations and Commitments

In October 2017, we entered into a three-year lease agreement for office space that expired on September 30, 2020. Base annual rent for the three-year lease period was $60,000. Monthly rent payments of $5,000 were due in advance of the first day of each month for the 24-month term. A security deposit of approximately $5,000 was paid in October 2017. In July 2020, we signed a four-year lease agreement for the same office space with additional square footage that will expire on September 30, 2024 (the “Second Term”). Base annual rent for the Second Term is $72,000 with monthly rent payments of $6,000.

We estimated the present value of the lease payments over the remaining term of the lease using a discount rate of 12%, which represented our estimated incremental borrowing rate. The two-year renewal option was excluded from the lease payments as we concluded the exercise of this option was not considered reasonably certain.

Periodically, we enter into separation and general release agreements with former executives that include separation benefits consistent with the former executive’s employment agreements. We recognized severance expense totaling $0.8 million and $0.3 million during the years ended December 31, 2020 and 2019, respectively. Severance payments are made in equal installments over 12 months from the date of separation. The accrued severance obligation in respect of the former executives is $0.3 million as of December 31, 2020.

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. In general, the amount and timing of sub-license fees and the achievement and timing of development and commercialization milestones are not probable and estimable, and as such, these commitments have not been included on the accompanying consolidated balance sheets. During the year ended December 31, 2020, we incurred development milestone fees of approximately $2.2 million associated with the dosing of the first patient in our Phase 1b/2a clinical trial for the treatment of SBS.

We also enter into agreements in the normal course of business with contract research organizations and other third parties with respect to services for clinical trials, clinical supply manufacturing and other operating purposes that are generally terminable by us with thirty to ninety days advance notice.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Critical Accounting Policies and Use of Estimates

Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

Critical Accounting Policies

While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Areas of our consolidated financial statements where estimates may have the most significant effect include fair value measurements, accrued expenses, share-based compensation, income taxes and management’s assessment of our ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

Acquired In-process Research and Development Expense

We have acquired and may in the future acquire, rights to develop and commercialize new drug candidates and/or other in-process research and development assets. The up-front acquisition payments, as well as future milestone payments associated with asset acquisitions that are deemed probable to achieve the milestones and do not meet the definition of a derivative, are expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing, and, absent obtaining such approval, have no alternative future use. See “Note 3—Merger and Acquisition” to our consolidated financial statements for further discussion of acquired in-process research and development expense related to the RDD Merger and Naia Acquisition.

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

The fair value of the embedded derivatives issued in connection with the convertible debt financings was determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivative associated with each note. As part of the MCS valuation a discounted cash flow (“DCF”) model is used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity of the convertible debt and calculated discount rate, which includes an estimate of our specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate and (vi) the number of paths. We recognized a gain of approximately $0.8 million for the change in fair value of derivative liability during the year ended December 31, 2020.

The Short-Term Warrants, March Long-Term Warrants, New Warrants, April Warrants and Placement Agent Warrants that we issued during the year ended December 31, 2019 are freestanding financial instruments that contained net settlement options and required us to settle these warrants in cash under certain circumstances. The March Long-Term Warrants and New Warrants were collectively referred to as the Long-Term Warrants. The April Warrants and Placement Agent Warrants were collectively referred to as the Exchange Warrants. We accounted for these warrants as liabilities and initially recorded the warrant liabilities at fair value on the date of grant. The warrant liabilities were subsequently re-measured to fair value at each balance sheet date until the warrant liabilities were settled. Changes in the fair value of the warrants were recognized as a non-cash component of other income and expense in the statements of operations and comprehensive loss. As of December

31, 2020, all warrant liabilities had been exercised or settled. There are approximately 38.7 million equity warrants outstanding as of December 31, 2020.

The valuation technique utilized for our derivative liability and warrant liabilities involves management’s estimates and judgment based on unobservable inputs and is classified in Level 3. Changes to estimates and assumptions used in estimating the fair value of an instrument may produce materially different values and could have a material impact to our reported net losses in future periods. See “Note 1—Summary of Significant Accounting Policies” and “Note 6—Debt” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details regarding the accounting policy and fair value assumptions used in accounting for our fair value instruments.

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

Share-based Compensation

We account for share-based compensation using the fair value method of accounting which requires the grant of stock options to be recognized in the consolidated statements of operations based on the option’s fair value at the grant date. The expense associated with share-based compensation is recognized on a straight-line basis over the requisite service period of each award; however, the amount of compensation expense recognized at any date must be at least equal to the portion of the grant-date value of the award that is vested at that date.

We estimate the fair value of our stock-based awards using the Black-Scholes option pricing model, which requires the input of valuation assumptions, some of which are highly subjective. Key valuation assumptions include:

•Expected dividend yield: the expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

•Expected stock price volatility: due to our limited historical trading data as a public company, the expected volatility is derived from the average historical volatilities of publicly traded companies within the same industry that we consider to be comparable to our business over a period approximating the expected term. In evaluating comparable companies, we consider factors such as industry, stage of life cycle, financial leverage, size and risk profile.

•Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

•Expected term: the expected term represents the period that the stock-based awards are expected to be outstanding. Our historical stock option exercise data does not provide a reasonable basis upon which to estimate an expected term for employees due to a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of options. The expected term for non-employees is the contractual life of the option.

Income Taxes

No provision for federal and state income tax expense has been recorded for the years ended December 31, 2020 and 2019 due to the valuation allowance recorded against the net deferred tax asset and recurring losses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2020, we had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $60,096,300, $59,538,000 and $18,736,600 respectively. Federal loss carryforwards of $3,551,900 begin to expire in 2034 and $56,544,400 of the federal losses carryforward indefinitely. The state loss carryforwards begin to expire in 2029. Foreign net operating losses carry forward indefinitely, and may be subject to limitation. As of December 31, 2020, we had contribution carryforwards of approximately $10,300, which begin to expire in 2022. In addition, we have federal research and development credits of $1,358,200, which begin to expire in 2038.

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

Recent Accounting Pronouncements

For details of recent accounting pronouncements that we have adopted or are currently being evaluated, see “Note 1—Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the

SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Management identified a material weakness in internal control over financial reporting in connection with our audited consolidated financial statements for the year ended December 31, 2019, due to our inability to adequately segregate duties as a result of our limited number of accounting personnel. In an effort to remediate this material weakness, we added two full-time finance positions, a Chief Financial Officer in July 2019 who is serving as Principal Financial Officer and Principal Accounting Officer and a Controller in June 2020. We also enhanced our system of internal controls, including improving our segregation of duties. The implementation and continued operation of these remedial controls during the year ended December 31, 2020, lead management to conclude that, as of December 31, 2020, we have fully remediated our material weakness in internal control over financial reporting at a reasonable level of assurance. Any actions we have taken to remediate these deficiencies are subject to continued management review as well as oversight by the Audit Committee of our Board of Directors.

Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company.”

Changes in Internal Control Over Financial Reporting

As discussed above, the material weakness in internal control over financial reporting was remediated during the year ended December 31, 2020. Other than the continued operation of these remedial controls, there were no material changes in our internal control over financial reporting during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The Board currently comprises six members, divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors and each class has a three-year term. Each director in each class is elected for a term of three years and serves until a successor is duly elected and qualified or until his earlier death, resignation or removal. Any additional directorships resulting from an increase in the number of directors or a vacancy may be filled only by the directors then in office (as provided in our certificate of incorporation and bylaws). Because only one-third of our directors will be elected at each annual meeting, two consecutive annual meetings of stockholders could be required for the stockholders to change a majority of the Board.
Information about our directors, their ages as of March 17, 2021, and the expiration dates of their current terms of Board service are provided in the table below. Additional biographical descriptions are set forth in the text below the tables and include the primary individual experience, qualifications, attributes and skills of each director that led to the conclusion that such director should serve as a member of our Board at this time.

Director	Age	Class	Current Term Expiration
Michael Constantino	58	Class I	2022 Annual Meeting of Stockholders
Lorin K. Johnson, Ph.D.	68	Class I	2022 Annual Meeting of Stockholders
Michael Rice	56	Class II	2023 Annual Meeting of Stockholders
John Temperato	56	Class II	2023 Annual Meeting of Stockholders
Sandeep Laumas, M.D.	51	Class III	2021 Annual Meeting of Stockholders
Mark Sirgo, Pharm.D.	67	Class III	2021 Annual Meeting of Stockholders

Michael Constantino. Mr. Constantino joined our Board in June 2020. Mr. Constantino is a retired Ernst & Young LLP assurance partner who served in the Research Triangle Park Region of North Carolina for over 30 years. From 2009 to 2012, he served as the Office Managing Partner for the combined Raleigh/Greensboro office with over 200 employees. He was responsible for leading a growing practice that included assurance, advisory and tax services focused on public and privately held entrepreneurial companies representing many industries. During his career with the firm, he worked with several companies including life sciences companies (biotechnology, medical device and pharmaceuticals), contract research organizations, technology, manufacturing and transportation companies, and large SEC registrants. Mike assisted clients with over 20 initial public offerings, debt offerings, mergers and acquisition transactions, and private equity offerings. He worked closely with companies across the development continuum from start-up to mature public entities and assisted management teams and boards of directors with SEC compliance matters, Sarbanes-Oxley internal controls, global operations and strategic planning. Currently, he is the Chair of the Board for the NC State Foundation and Chair of the Board of The Green Chair Project. Mike holds a B.A. in both Accounting and Business Management from NC State University and is a North Carolina CPA.

We believe that Mr. Constantino’s extensive experience as a CPA and with SEC compliance matters and Sarbanes-Oxley internal controls qualifies him to serve on our Board.

Lorin K. Johnson, Ph.D. Dr. Johnson joined our Board in January 2018. He is the founder and Chief Scientist of Glycyx PharmaVentures Ltd., a biopharma investment and development company. In 1989, he co-founded Salix Pharmaceuticals, Inc. (Nasdaq: SLXP), a specialty pharmaceutical company specializing in gastrointestinal products, and held senior leadership positions prior to its $15.8 billion acquisition by Valeant Pharmaceuticals International, Inc. (NYSEA: VRX) in April 2015. Prior to Salix, Dr. Johnson served as Director of Scientific Operations and Chief Scientist at Scios, Inc. (formerly California Biotechnology, Inc). Since June 2019, he has been a board member of Edesa Biotech, Inc. (Nasdaq: EDSA), a biopharmaceutical company in the fields of inflammation, infectious disease and gastroenterology. He is also a board member of Glycyx MOR, LTD and Kinisi Therapeutics, Ltd., both GI specialty pharma companies based on the Isle of Man, as well as Intact Inc., a GI specialty drug delivery company based in Belmont, CA. In addition to his career in industry, Dr. Johnson has served as an Assistant Professor of Pathology at Stanford University Medical Center and held academic positions at Stanford University School of Medicine and the University of California, San Francisco. He is the co-author of 75 journal articles and book chapters and is the co-inventor on 22 issued patents. Dr. Johnson holds a Ph.D. from the University of Southern California and was a Postdoctoral Fellow at the University of California, San Francisco.

We believe that Dr. Johnson’s extensive experience in the pharmaceutical and life science industries, both as an executive and investor, qualifies him to serve on our Board.

Michael Rice. Mr. Rice joined our Board in February 2021. Mr. Rice is president and co-founder of LifeSci Advisors, LLC, a life sciences investor relations consultancy, and co-founder of LifeSci Capital, a research-driven investment bank, positions he has held since March 2010. Mr. Rice is also a founding member of LifeSci Communications, LLC, a corporate communications and public relations firm. From June 2019 to December 2020, Mr. Rice also served as Chief Operating Officer and a member of the board of LifeSci Acquisition Corp. until its merger with Vincerx Pharma, Inc. (f/k/a Vincera Pharma, Inc.). Prior to co-founding LifeSci Advisors and LifeSci Capital, Mr. Rice was the co-head of health care investment banking at Canaccord Adams from April 2007 to November 2008, where he was involved in debt and equity financing. Mr. Rice was also was a Managing Director at ThinkEquity Partners from April 2005 to April 2007, where he was responsible for managing Healthcare Capital Markets. Prior to that, from August 2003 to March 2005, Mr. Rice served as a Managing Director at Bank of America, serving large hedge funds and private equity healthcare funds. Previously, he was a Managing Director at JPMorgan/Hambrecht & Quist. Mr. Rice has been a director of Navidea Biopharmaceuticals Inc. (NYSEA: NAVB) since May 2016 and served as a director of RDD from January 2016 until the Company’s merger with RDD in May 2020. Michael received his B.A. from the University of Maryland. Michael holds Series 7, 24, 63, and 79 licenses.

We believe Mr. Rice’s long-running healthcare investment and advisory experience qualifies him to serve on our board of directors.

John Temperato. Mr. Temperato joined our Board in April 2020 upon completion of the RDD Merger and also was appointed our Chief Executive Officer. Mr. Temperato served as the Chief Executive Officer of RDD from March 2019 until April 2020. Prior to joining RDD, Mr. Temperato held various leadership roles, including most notably U.S. President & Chief Operating Officer with Atlantic Healthcare, President & Chief Operating Officer/Chief Commercial Officer with Melinta Therapeutics, and Senior Vice President of Sales and Managed Markets with Salix Pharmaceuticals. Notably, at Salix Pharmaceuticals (Salix), Mr. Temperato played a critical role in the successful commercialization and growth of their broad GI portfolio and executed over ten launches during his tenure at the company driving growth of company revenues from $119 million in 2004 to $2 billion in 2015. Across his career, Mr. Temperato has been instrumental in defining and executing capital efficient go-to-market strategies, business development strategy and overseeing the commercialization and life-cycle management for small molecules, devices, and biologics. Additionally, he has developed strategies for reimbursement and external healthcare policy. He holds a Bachelor of Science degree from the University of Bridgeport in Bridgeport, Connecticut.

We believe that Mr. Temperato’s extensive executive experience in the pharmaceutical and healthcare industries qualifies him to serve on our Board.

Sandeep Laumas, M.D. Dr. Laumas was appointed as Chief Executive Officer in February 2019 and served in that role until completion of the RDD Merger in April 2020. Previously, Dr. Laumas served as executive chairman of our Board since joining Private Innovate in 2014. Since June 2020, he has served as the Chief Business Officer of Instil Bio, Inc. Dr. Laumas began his career at Goldman Sachs & Co. in 1996 as an equity analyst in the healthcare investment banking division working on mergers, acquisitions and corporate finance transactions before transitioning to the healthcare equity research division. After leaving Goldman Sachs in 2000, Dr. Laumas moved to the buy side as an analyst at Balyasny Asset Management from 2001 to 2003. Dr. Laumas was a Managing Director of North Sound Capital from 2003 to 2007, where he was responsible for the global healthcare investment portfolio. In August 2007, Dr. Laumas founded Bearing Circle Capital, an investment vehicle, and has served as its Managing Director since such time. From February 2011 to 2012 he was a member of the board of directors of Super Religare Laboratories Limited, Southeast Asia’s largest clinical laboratory service company. Dr. Laumas serves as an independent director on the board of directors of Bioxcel Therapeutics, Inc. (Nasdaq: BTAI) and also served as a Director of Parkway Holdings Ltd. (acquired by IHH Healthcare for $3 Billion: Singapore: IHH) from May through August 2010. Dr. Laumas received his A.B. in Chemistry from Cornell University in 1990, M.D. from Albany Medical College in 1995 with a research gap year at the Dana-Farber Cancer Institute and completed his medical internship in 1996 from the Yale University School of Medicine.

We believe that Dr. Laumas’s prior board service and years of experience analyzing and investing in the healthcare industry qualifies Dr. Laumas to serve on our Board.

Mark Sirgo, Pharm.D. Dr. Sirgo joined our Board in April 2020 upon completion of the RDD Merger and was appointed as Board chairman. In January 2019, Dr. Sirgo was appointed Chief Executive Officer of ArunA Bio, a private central nervous system and neurodegenerative disorder development company. Dr. Sirgo serves as a director of BioDelivery Sciences International, Inc. (Nasdaq: BDSI), a position he has held since August 2005. He also has served as the Vice Chairman of the BDSI board since October 2016. He was President of BDSI from January 2005 to January 2018 and Chief Executive Officer from August 2005 to January 2018. He joined BDSI in August 2004 as Senior Vice President of Commercialization and Corporate Development upon its acquisition of Arius Pharmaceuticals, of which he was a co-founder and Chief Executive Officer. He also previously served as BDSI’s Executive Vice President, Corporate and Commercial Development and its Chief Operating Officer. Dr. Sirgo has over 30 years of experience in the pharmaceutical industry, including 16 years in clinical drug development, 7 years in marketing, sales, and business development, and 12 years in executive management positions. Prior to his involvement with Arius Pharmaceuticals, from 2003 to 2004, he spent 16 years in a variety of positions of increasing responsibility in both clinical development and marketing at Glaxo, Glaxo Wellcome, and GlaxoSmithKline, including Vice President of International OTC Development and Vice President of New Product Marketing. Dr. Sirgo was responsible for managing the development and FDA approval of Zantac 75 while at Glaxo Wellcome, among other accomplishments. From 1996 to 1999, Dr. Sirgo was Senior Vice President of Global Sales and Marketing at Pharmaceutical Product Development, Inc., a leading contract service provider to the pharmaceutical industry. Dr. Sirgo served on the Board of Directors and as Chairman of the Compensation Committee of Salix Pharmaceuticals, Inc. (Nasdaq: SLXP), a specialty pharmaceutical company specializing in gastrointestinal products, from 2008 until its sale in 2015. Dr. Sirgo was added to the Board of Directors of Biomerica, Inc. (Nasdaq: BMRA), a diagnostics and therapeutic company, in July 2016, and served as Chairman of the Board of RDD Pharma from April 2018 until the RDD Merger. Dr. Sirgo received his BS in Pharmacy from The Ohio State University and his Doctorate from Philadelphia College of Pharmacy and Science.

We believe that Dr. Sirgo’s extensive executive experience in the pharmaceutical industry qualifies him to serve on our Board.
Executive Officers

For information regarding Mr. Temperato, our Chief Executive Officer, please see his biography above under “Directors.”

Edward J. Sitar. Mr. Sitar, age 60, became our Chief Financial Officer in July 2019. Most recently he served as the Chief Financial Officer of Ammon Analytical Laboratory, a company focused on specialty testing for the drug treatment community, from April 2017 to November 2018. Previously, he served as the Chief Financial Officer of Cancer Genetics, Inc. (CGIX), a company focused on precision medicine for oncology, from March 2014 until February 2017. Prior to his service at Cancer Genetics, he served from January 2013 to December 2013 as the Chief Financial Officer-New Business of Healthagen, an Aetna company offering health products and services, and served as Chief Financial Officer of ActiveHealth Management from August 2010 to December 2012. From April 2001 to May 2010, he served as Executive Vice President and Chief Financial Officer of Cadent Holdings, Inc., a privately-held company that provided three-dimensional digital scanning services for dentists and orthodontists. From August 1998 to April 2001, Mr. Sitar served as Chief Financial Officer and Treasurer of MIM Corporation, now BioScrip, Inc., a publicly traded specialty pharmaceutical and pharmacy benefit management service provider. From May 1996 to August 1998, Mr. Sitar was the Vice President of Finance for Vital Signs, Inc., a publicly traded manufacturer and distributor of single use medical products. From June 1993 to April 1996, Mr. Sitar was the Controller of Zenith. From 1982 through July 1993, he was with Coopers & Lybrand, a public accounting firm. He holds a B.S. in accounting from the University of Scranton and is licensed as a Certified Public Accountant in New Jersey.

Corporate Governance

Family Relationships

There is no family relationship between any director or executive officer of our Company.

Audit Committee

We have a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Our audit committee consists of Michael Constantino (Chair), Lorin K. Johnson, Ph.D. and Mark Sirgo, Pharm.D. Each member of our audit committee is independent in accordance with applicable SEC and Nasdaq rules. The Board has determined that Mr. Constantino is an “audit committee financial expert,” as that term is defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act, and possesses financial sophistication, as defined under applicable Nasdaq rules. The Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable SEC and Nasdaq rules. To arrive at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of his experience in the corporate finance sector.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and other employees. Our Code of Ethics and Business Conduct is available on the “Corporate Governance Overview” page of the “Investors” section of our website, which may be accessed by navigating to www.9meters.com/corporate-governance/. We intend to post on our website and (if required) file on Form 8-K all disclosures that are required by applicable law, the rules of the SEC or the Nasdaq listing standard, concerning any amendment to, or waiver from, our Code of Ethics and Business Conduct. However, the reference to our website does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider it to be a part of this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on review of the forms furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2020, we believe that all Section 16(a) filing requirements applicable to the executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in 2020, except for a Form 4 for Dr. Johnson to report the grant on April 24, 2020 of an option to purchase up to 25,000 shares of common stock, which was due on April 28, 2020 and was filed on May 4, 2020, a Form 4 for Dr. Laumas to report the grant on April 24, 2020 of an option to purchase up to 389,294 shares of common stock, which was due on April 28, 2020 and was filed on May 4, 2020, and a Form 4 for Mr. Sitar to report the grant on April 24, 2020 of an option to purchase 176,156 shares of common stock, which was due on April 28, 2020 and was filed on May 4, 2020.

Item 11. Executive Compensation.

This Executive Compensation section describes the material elements of our compensation program for our “named executive officers” during 2020. For 2020, our “named executive officers” consists of the two individuals who served as our principal executive officer during 2020, the only other person serving as an executive officer as of December 31, 2020, plus an individual who was an executive officer during 2020 but was not an executive officer on December 31, 2020. Our named executive officers for 2020 were:

•Mr. Temperato, who has served as our President and Chief Executive Officer (our “CEO”) since April 2020;
•Dr. Laumas, who was our President and Chief Executive Officer (our “former CEO”) from February 2019 until April 2020;
•Edward J. Sitar, who has served as our Chief Financial Officer (our “CFO”) since June 2019; and
•Patrick Griffin, M.D., F.A.C.P., who serves as our Chief Medical Officer (our “CMO”), but due to a reorganization of management following the RDD Merger, stopped serving as an executive officer in April 2020, but remains serving as our CMO.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-equity Incentive Plan Compensation(4) ($)	All Other Compensation ($)	Total ($)
John Temperato	2020	$328,708	$—	$326,577	$1,253,588	$159,375	$—	$2,068,248
President and Chief Executive Officer (5)	2019	$—	$—	$—	$—	$—	$—	$—

Edward J. Sitar	2020	$311,000	$—	$—	$381,810	$86,400	$—	$779,210
Chief Financial Officer(6)	2019	$142,500	$213,750	$—	$256,608	$—	$—	$612,858

Sandeep Laumas, M.D.	2020	$115,974	$—	$—	$209,436	$—	$206,085	$531,495
Former Chief Executive Officer & Former Executive Chairman (7)	2019	$275,000	$212,438	$—	$200,152	$—	$—	$687,590

Patrick Griffin, M.D., F.A.C.P.	2020	$393,250	$—	$129,643	$319,889	$107,300	$—	$950,082
Chief Medical Officer (8)	2019	$388,125	$125,000	$183,375	$448,441	$—	$—	$1,144,941

(1)During May 2020, the compensation committee awarded cash bonuses to certain executives and senior employees for 2019 performance (the “2019 Bonus”). The 2019 Bonus was determined as a percentage of the executive’s annual base salary.
(2)The amount in the “Stock Awards” column reflects the grant date fair value of restricted stock units granted during the calendar year computed in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. The grant date fair value, which is based on the value of the underlying common stock on the date of grant, does not reflect the actual economic value that will be realized by the executives upon the vesting of the restricted stock units or the sale of the common stock underlying the award.
(3)The amounts in the “Option Awards” column reflect the aggregate Black-Scholes grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The assumptions that were used to calculate the value of these awards are discussed in Notes 1 and 9 to the accompanying financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.
(4)During February 2021, the compensation committee awarded non-equity incentive plan compensation to certain executives and senior employees for 2020 performance (the “2020 Bonus”). See section entitled “Employment Agreements with Our Named Executive Officers” below for further details of non-equity incentive plan compensation that may be awarded under those agreements.
(5)Mr. Temperato was appointed as Chief Executive Officer effective April 30, 2020, upon closing of the RDD Merger.
(6)Mr. Sitar was appointed as Chief Financial Officer effective July 1, 2019.
(7)Dr. Laumas was appointed as Chief Executive Officer and Executive Chairman on February 19, 2019 and served in those roles through April 30, 2020. Upon closing of the RDD Merger on April 30, 2020, Dr. Laumas resigned from his positions as Chief Executive Officer and Executive Chairman but continues his service on the Board. Other compensation represents severance payments to Dr. Laumas in accordance with his employment agreement and payment of NC Continuation of Insurance Coverage premiums.
(8)Dr. Griffin was appointed as Chief Medical Officer effective February 16, 2019, but due to a reorganization of management following the RDD Merger, stopped serving as an executive officer in April 2020, but remains serving as our CMO.

Narrative Disclosure to Summary Compensation Table
The primary elements of compensation for our named executive officers consisted of base salary, equity-based compensation awards and other compensation such as discretionary bonuses and annual non-equity incentive bonuses. Our named executive officers are also able to participate in employee benefit plans and programs that we offer to our other full-time employees on the same basis. Each of our named executive officers is (or was) compensated by us pursuant to an executive employment agreement, the terms of which are described below under “Employment Agreements with Our Named Executive Officers.”
Base Salary
The base salary payable to our named executive officers was intended to provide a fixed component of compensation that reflected the executive’s skill set, experience, role and responsibilities.
Bonus
Although we did not have a written bonus plan, the Board had the authority, in its discretion, to award bonuses to its executive officers on a case-by-case basis. Each 2019 Bonus was granted as a percentage of the executive’s base salaries to reward the executive officers for company and individual success in 2019 and specifically as related to the RDD Merger.

Pursuant to their respective employment agreements, each named executive officer is eligible for an annual non-equity incentive award, based on goals established by the Board. In 2020, the Board set goals related to various operational and financial objectives. The Board determined that the goals for each of Mr. Temperato, Mr. Sitar and Dr. Griffin were met 100% which entitled them to the awards set out in the Summary Compensation Table above.
Equity Awards
We currently have two equity incentive plans, the 2015 Stock Incentive Plan and the 2012 Omnibus Incentive Plan, as amended. In 2018, we adopted the 2012 Omnibus Incentive Plan, as amended (the “Omnibus Plan”), and will no longer award options under the 2015 Stock Incentive Plan. In addition, pursuant to the RDD Merger Agreement, we assumed previously issued option grant agreements awarded to RDD employees upon consummation of the RDD Merger on April 30, 2020. For information about stock option awards granted to our named executive officers, see the “Outstanding Equity Awards at Year-end” table below. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention by incentivizing executives to continue employment during the vesting period.
Health, Welfare and Additional Benefits
Each of our named executive officers was eligible to participate in our employee benefit plans and programs, including medical, dental and vision benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.
2020 Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
John Temperato	375,000	(1)	625,000	$0.70	4/30/2030	—	$—
	—	(2)	310,345	$0.62	7/6/2030	—	$—
	—	(2)	639,655	$1.07	11/27/2020	—	$—
	—	(3)	650,000	$1.07	11/27/2020	—	$—
	246,743	(4)	—	$0.74	4/30/2025	—	$—
	—	(5)	—	$—		203,667	$217,924

Edward J. Sitar	350,000	(6)	—	$1.17	7/1/2029	—	$—
	176,156	(7)	—	$0.60	4/24/2030	—	$—
	46,875	(1)	78,125	$0.70	4/30/2030	—	$—
	—	(2)	550,000	$0.62	7/6/2030	—	$—
	—	(3)	225,000	$0.62	7/6/2030	—	$—

Sandeep Laumas, M.D.	113,059	(8)	—	$2.08	3/20/2027	—	$—
	99,869	(9)	—	$2.34	8/29/2027	—	$—
	400,000	(10)	—	$0.89	2/18/2029	—	$—
	389,294	(7)	—	$0.60	4/24/2030	—	$—
	20,833	(11)	129,167	$0.62	7/6/2030	—	$—

Patrick Griffin, M.D., F.A.C.P.	500,000	(12)	—	$1.65	5/16/2029	—	$—
	56,250	(1)	93,750	$0.70	4/30/2030	—	$—
	—	(2)	525,000	$0.62	7/6/2030	—	$—
	—	(3)	225,000	$0.62	7/6/2030	—	$—

(1) This option was granted under the Omnibus Plan, and 25% of these options vested on April 30, 2020, with the remainder vesting monthly over the next 48 months.
(2) This option was granted under the Omnibus Plan, and 25% of these options will vest on July 6, 2021, with the remainder vesting monthly over the next 36 months.
(3) This option was granted under the Omnibus Plan, and vest upon satisfaction of certain performance criteria at the discretion of the Board.
(4) This option was granted by RDD Pharma, Ltd. and was assumed by the Company pursuant to the RDD Merger Agreement upon consummation of the RDD Merger on April 30, 2020.
(5) This grant of RSUs vests in full on November 25, 2021, contingent upon Mr. Temperato’s continued service with the Company.
(6) This option was granted under the Omnibus Plan, and 7.5% vested on December 31, 2019. The remainder of the options vesting was accelerated upon completion of the RDD Merger on April 30, 2020.
(7) This option was granted under the Omnibus Plan, and was fully vested on the date of grant, April 24, 2020.
(8) This option was granted under the Private Innovate Plan and vests monthly over four years, with the first installment vesting on February 28, 2017. Upon completion of the RDD Merger on April 30, 2020, the remaining unvested shares were accelerated and immediately vested.
(9) This option was granted under the Private Innovate Plan and vests monthly over three years, with the first installment vesting on July 1, 2017. Upon completion of the RDD Merger on April 30, 2020, the remaining unvested shares were accelerated and immediately vested.
(10) This option was granted under the Omnibus Plan, and 25% of the options vested on February 19, 2019, with the remainder vesting monthly over the next 48 months. Upon completion of the RDD Merger on April 30, 2020, the remaining unvested shares were accelerated and immediately vested.
(11) This option was granted under the Omnibus Plan, and vest in equal installments over 36 months beginning on July 6, 2020.
(12) This option was granted under the Omnibus Plan, and 25% of the options vested on February 15, 2019, with the remainder vesting monthly over the next 48 months. Upon completion of the RDD Merger on April 30, 2020, the remaining unvested shares were accelerated and immediately vested.

Employment Agreements with Our Named Executive Officers

John Temperato

We entered into an executive employment agreement with Mr. Temperato, effective April 30, 2020, which included provisions with respect to, among other things, base salary. Pursuant to the executive employment agreement with Mr. Temperato, he receives an initial base salary of $450,000 per year, subject to review and adjustment by the Board from time to time. Effective January 1, 2021, Mr. Temperato’s salary was increased to $537,100. Upon execution of the employment agreement, the Board approved an option grant to Mr. Temperato to purchase 1,000,000 shares of Common Stock, which vested 25% upon grant, with the remainder vesting in 48 equal month installments, provided that Mr. Temperato remains an employee of the Company as of each such vesting date. Mr. Temperato is eligible to receive an annual non-equity incentive cash award with a target amount of 40% of his base salary, as determined by the Board in its sole discretion (and pro-rated for 2020). Mr. Temperato is also eligible to participate in the Company’s other employee benefit plans in effect from time to time on the same bases as are generally made available to other senior executive employees of the Company.

If the employment of Mr. Temperato is terminated by the Company without “Cause” or by Mr. Temperato for “Good Reason” (each as defined in the employment agreement), in each case subject to Mr. Temperato entering into and not revoking a separation agreement, Mr. Temperato will be eligible to receive 12 months of his then-current salary, the prorated amount of his target year-end annual non-equity incentive award, and accelerated vesting of his unvested options and restricted stock unit awards that were scheduled to vest in the 12 months following termination.

Effective November 27, 2020, the Board cancelled certain stock option awards to Mr. Temperato that were intended to be granted to Mr. Temperato on July 6, 2020 (collectively, the “Original Stock Options”) under the 2012 Plan. The purpose of the cancellation was to correct an inadvertent error that occurred when the Company included a number of shares in the Original Stock Options that exceeded the previous annual individual award limit under the 2012 Plan of 1.5 million shares of common stock. The individual award limit was increased by the Board in November 2020 to 4 million shares of Company common stock. Following the increase of the individual award limit, and in lieu of the Original Stock Options that were granted in excess of the prior individual award limit, the Board granted Mr. Temperato the following new stock awards: 639,655 shares of common stock, subject to time-based vesting, and 650,000 shares of common stock, subject to performance-based vesting, each at an exercise price of $1.07. Additionally, the Board granted Mr. Temperato 203,667 shares of restricted stock, vesting on November 25, 2021, contingent upon his continued relationship with the Company, in order to compensate him for the lost value of the Original Stock Options due to the increased exercise price of the new options. The portion of the Original Stock Options relating to 310,345 shares of common stock that were not in excess of the prior individual award limit remain in effect. Prior option grants made to Mr. Temperato in April 2020 and June 2020 also remain in effect.

Edward J. Sitar

We entered into an executive employment agreement with Mr. Sitar effective July 1, 2019. Pursuant to the executive employment agreement with Mr. Sitar, Mr. Sitar receives an annual base salary of $285,000, subject to periodic increase as the Company may determine. Effective January 1, 2021, Mr. Sitar’s salary was increased to $371,500. Mr. Sitar’s employment agreement provides that Mr. Sitar will receive an initial grant of options to purchase up to 350,000 shares of the Company’s common stock, which award will vest with respect to 7.5% of the shares on the six-month anniversary of July 1, 2019, 7.5% of the shares on the one-year anniversary of July 1, 2019, and the remainder of the shares in 36 equal monthly installments on the last day of each successive month thereafter. In addition to Mr. Sitar’s initial equity award, Mr. Sitar is eligible to participate in (i) any equity compensation plan or similar program established by the Company and (ii) any bonus or similar incentive plans established by the Company that may be applicable to executives of the Company at Mr. Sitar’s level, with participation in such bonus or similar incentive plans based on a target of 30% - 50% of Mr. Sitar’s base salary. Mr. Sitar is also generally eligible to participate in employee benefit and bonus programs established by us from time to time that may be applicable to our executives, with a target bonus opportunity of between 25% and 50% of his base salary.

If we terminate Dr. Sitar’s executive employment agreement for any reason other than for “cause,” or if Mr. Sitar terminates his executive employment agreement for “Good Reason,” then Mr. Sitar is entitled to receive 6 months of his then-current salary (provided that such termination occurs on or after the 12-month anniversary of the date of employment) and up to 3 months of reimbursement of additional costs he incurs in connection with continuation of health insurance benefits, provided that Mr. Sitar executes and does not revoke a release and settlement agreement in a form satisfactory to us.

Sandeep Laumas, M.D.

On March 11, 2018, we entered into an amended and restated executive employment agreement with Dr. Laumas. Under this amended and restated executive employment agreement, Dr. Laumas was entitled to receive an annual base salary of $275,000, subject to periodic increase, and was generally eligible to participate in employee benefit and bonus programs established by us from time to time that may be applicable to our executives. If we were to terminate the amended and restated executive employment agreement other than “for cause,” or if Dr. Laumas were to terminate the executive employment agreement for “Good Reason,” then Dr. Laumas was entitled to receive 12 months of his then-current base salary and up to 12 months of continuation of health insurance benefits, provided that he executed and did not revoke a release and settlement agreement in a form satisfactory to us.

On February 18, 2019, the Board appointed Dr. Laumas to the additional position of Chief Executive Officer. In connection with this appointment, we entered into an amendment to Dr. Laumas’s amended and restated executive employment agreement that provided that any subsequent cessation of Dr. Laumas’s status as Chief Executive Officer would not constitute “Good Reason” under his executive employment agreement.

In May 2020, in connection with the RDD Merger, the Company entered into a separation agreement with Dr. Laumas (in his capacity as Chief Executive Officer of the Company, not in his capacity as a director) for his full release of any claims against the Company to the maximum extent permitted by law, in exchange for certain severance benefits. Pursuant to the separation agreement, effective on the closing date of the Merger, Dr. Laumas resigned from his position as Chief Executive

Officer and received severance pay of $275,000, payable in installments over the 12-month period following separation, and 12 months of COBRA supplement.

Patrick Griffin, M.D., F.A.C.P.

Dr. Griffin was appointed as Chief Medical Officer effective February 15, 2019, and provided consulting services as head of clinical development from November 2018 until February 2019. The Company entered into an executive employment agreement with Dr. Griffin in February 2019.

Pursuant to the executive employment agreement with Dr. Griffin, Dr. Griffin receives an annual base salary of $375,000 and received a performance bonus of $75,000 during 2019 upon dosing the first patient in our Phase 3 clinical trial in celiac disease. Effective January 1, 2021, Dr. Griffin’s salary was increased to $430,200. Dr. Griffin is also generally eligible to participate in employee benefit and bonus programs established by us from time to time that may be applicable to our executives, with a target non-equity incentive plan cash award opportunity of between 25% and 50% of his base salary.

During 2019, Dr. Griffin received an initial grant of options to purchase 500,000 shares of our common stock, with 25% vesting on the date of grant and the remainder vesting over four years. In addition, Dr. Griffin received an initial grant of 100,000 restricted stock units, with 25% vesting immediately on the date of grant and the remainder vesting over one year.

If we terminate Dr. Griffin’s executive employment agreement for any reason other than for “cause,” or if Dr. Griffin terminates his executive employment agreement for “Good Reason,” then Dr. Griffin is entitled to receive 12 months of his then-current salary and up to 12 months of continuation of health insurance benefits, provided that Dr. Griffin executes and does not revoke a release and settlement agreement in a form satisfactory to us. Dr. Griffin is also entitled to receive his annual non-equity incentive plan cash award for the year of termination as determined by the Board, pro-rated based on the number of days Dr. Griffin was employed during the year of termination.
2020 Director Compensation
The following table provides compensation information regarding our non-employee directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash (1) ($)	Option Awards (2) ($)	Total ($)
Lorin K. Johnson, Ph.D.	$74,167	$67,066	$141,233
Mark Sirgo, Pharm.D.	$62,500	$161,725	$224,225
Michael Constantino	$30,000	$70,281	$100,281
Nissim Darvish, M.D., Ph.D. (3)	$35,000	$60,420	$95,420
Sandeep Laumas, M.D.	$25,000	$70,281	$95,281
Roy Proujansky, M.D. (4)	$60,000	$8,936	$68,936
Anthony E. Maida III, Ph.D., M.A., M.B.A. (5)	$106,667	$8,936	$115,603
Saira Ramasastry, M.S., M. Phil. (5)	$93,333	$8,936	$102,269

(1)Fees earned or paid in cash reflect the non-employee director compensation earned or paid in cash during the year ended December 31, 2020.
(2)The amounts in the “Option Awards” column reflect the aggregate Black-Scholes grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The assumptions that were used to calculate the value of these awards are discussed in Notes 1 and 9 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the directors upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.
(3)Dr. Darvish resigned effective as of February 12, 2021.
(4)Dr. Proujansky resigned effective as of June 30, 2020.
(5)This director resigned following the RDD Merger, effective April 30, 2020.

The table below shows the aggregate number of option awards held as of December 31, 2020 by each of our non-employee directors who was serving as of that date.

Name	Options Outstanding as of December 31, 2020
Lorin K. Johnson, Ph.D.	526,492
Mark Sirgo,PharmD	396,743
Michael Constantino	150,000
Sandeep Laumas, M.D.	1,152,222

Non-Employee Director Compensation Policy

On September 21, 2018, we adopted a policy with respect to compensation of our non-employee directors, the Non-Employee Director Compensation Policy, which remained in effect until May 2020. Each non-employee director is eligible to receive annual cash and equity compensation for his or her service without further action by the Board, subject to continued service on the Board. Pursuant to the Non-Employee Director Compensation Policy, our non-employee directors received the following annual retainers:

Position	Retainer
Board member	$40,000
Chairman of the Board	35,000
Audit Committee Chair	25,000
Audit Committee member	7,500
Compensation Committee Chair	15,000
Compensation Committee member	7,500
Nominating and Corporate Governance Chair	15,000
Nominating and Corporate Governance member	7,500

In addition, each non-employee director who serves on the Board as of the date of any annual meeting of our stockholders (the “Annual Meeting”) will automatically be granted on the date of such Annual Meeting, options to purchase 25,000 shares of our common stock. The annual equity awards will vest monthly over a period of three years, subject to continued service on our Board. Except as otherwise determined by the Board, each non-employee director who is initially elected or appointed to the Board on any date other than the date of the Annual Meeting will automatically be granted options to purchase 50,000 shares of our common stock. 10% of the underlying shares will vest immediately on the date of grant, with the remainder of shares vesting over 36 equal monthly installments.

Effective May 1, 2020, we revised our Non-Employee Director Compensation Policy by reducing some fees and lengthening the vesting for some option grants. Under the revised policy, our non-employee directors receive the following annual retainers, to be paid quarterly:

Position	Retainer
Board member	$37,500
Chairman of the Board	35,000
Audit Committee Chair	15,000
Audit Committee member	7,500
Compensation Committee Chair	10,000
Compensation Committee member	7,500
Nominating and Corporate Governance Chair	7,500
Nominating and Corporate Governance member	3,750

Under the revised policy, each non-employee director who is initially elected or appointed to the Board on any date other than the date of the Annual Meeting will automatically be granted options to purchase 150,000 shares of our common stock. The initial equity awards will vest monthly over a period of three years, subject to continued service on our Board. In addition, each non-employee director who serves on the Board as of the date of any Annual Meeting will automatically be granted an option on the date of such Annual Meeting, with the number of options and vesting period to be determined by the Compensation Committee.

Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our certificate of incorporation and by laws.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management
The following table and the related notes present information on the beneficial ownership of shares of our common stock as of March 17, 2021 (except where otherwise indicated) by:
•each person, or group of affiliated persons, who are known by us to beneficially own more than 5% of the outstanding shares of our capital stock on an as converted basis;
•each of our directors;
•each of our named executive officers; and
•all of our current directors and executive officers as a group.
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 17, 2021, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each stockholder listed is: c/o 9 Meters Biopharma, Inc., 8480 Honeycutt Road, Suite 120, Raleigh, NC 27615.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Outstanding(1)
Principal Stockholders:
Orbimed Advisors, LLC (2)	32,547,700	14.6%
Adage Capital Management, L.P. (3)	13,000,000	6.0%
Directors and Named Executive Officers:
John Temperato (4)	1,933,165	*
Edward J. Sitar (5)	777,982	*
Sandeep Laumas, M.D. (6)	1,905,062	*
Lorin K. Johnson, Ph.D. (7)	587,759	*
Mark Sirgo, Pharm.D. (8)	1,341,139	*
Michael Constantino (9)	75,775	*
Michael Rice (10)	8,333	*
All directors and executive officers as a group (7 persons) (11)	6,629,215	3.0%

* Represents beneficial ownership of less than 1% of the shares of common stock outstanding

(1)	The percentage of beneficial ownership is based on 216,070,445 shares of common stock outstanding as of March 17, 2021.

(2)	Consists of (i) 25,716,755 shares of common stock, (ii) options to purchase 44,445 shares of common stock exercisable within 60 days of March 17, 2020, and (iii) warrants to purchase up to 6,786,500 shares of common stock. The managing member of Orbimed Advisors, LLC is a former director of the Company, Nissim Darvish. The address for Orbimed Advisors, LLC is 89 Medinat Ha Yehudim St. Israel 4676672 P.O. Box.

(3)	Based solely on a Schedule 13G filed with the SEC on December 28, 2020 by Adage Capital Partners, L.P. Consists of 13,000,000 shares of common stock held directly by Adage Capital Partners, L.P. The address for Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(4)	Consists of (i) 977,522 shares of common stock held by Mr. Temperato, (ii) options to purchase 684,243 shares of common stock held by Mr. Temperato that are exercisable within 60 days of March 17, 2021, and (iii) warrants to purchase up to 271,400 shares of common stock.

(5)	Consists of (i) 129,338 shares of common stock held by Mr. Sitar, (ii) options to purchase 580,844 shares of common stock held by Mr. Sitar that are exercisable within 60 days of March 17, 2021, and (iii) warrants to purchase up to 67,800 shares of common stock.

(6)	Consists of (i) 60,400 shares of common stock held by Dr. Laumas, (ii) 758,373 shares held by Bearing Circle Capital LLC, (iii) options to purchase 1,043,889 shares of common stock held by Dr. Laumas that are exercisable within 60 days of March 17, 2021 and (iv) warrants to purchase up to 42,400 shares of common stock. Dr. Laumas is affiliated with Bearing Circle Capital and has voting and investment power over the shares held by Bearing Circle Capital. Dr. Laumas disclaims beneficial ownership of the shares held by Bearing Circle Capital LLC except to the extent of his pecuniary interest therein.

(7)	Consists of (i) 84,800 shares of common stock held by Dr. Johnson, (ii) options to purchase 418,159 shares of common stock that are exercisable within 60 days of March 17, 2021, and (iii) warrants to purchase up to 84,800 shares of common stock.

(8)	Consists of (i) 774,066 shares of common stock held by Dr. Sirgo, (ii) 21,485 shares of common stock held by Dr. Sirgo’s spouse; (iii) options to purchase 291,188 shares of common stock exercisable within 60 days of March 17, 2021, and (iv) warrants to purchase up to 254,400 shares of common stock.

(9)	Consists of (i) 34,108 shares of common stock held by Mr. Constantino and (ii) options to purchase 41,667 shares of common stock that are exercisable within 60 days of March 17, 2021.

(10)	Consists of options to purchase 8,333 shares of common stock that are exercisable within 60 days of March 17, 2021.

(11)	Consists of (i) 2,840,092 shares of common stock, (ii) options to purchase 3,068,323 held by the Company’s current directors and executive officers that are exercisable within 60 days of March 17, 2021, and (iii) warrants to purchase up to 720,800 shares of common stock.

Equity Compensation Plan Information

The following table provides aggregate information as of December 31, 2020, with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	16,627,207	$1.20	9,576,450
Equity compensation plans not approved by security holders (2)	1,014,173	$0.63	—
Total	17,641,380	$1.16	9,576,450

(1) Consists of (i) 6,028,781 shares of common stock issuable upon exercise of outstanding options under the Private Innovate Plan and (ii) 10,598,426 shares of common stock issuable upon exercise of outstanding options under the Omnibus Plan. Securities available for future issuances include 9,576,450 shares remaining for future issuance under the Omnibus Plan. The shares reserved for issuance under the Omnibus Plan automatically increase on the first day of each calendar year beginning in 2019 and ending in 2022 by an amount equal to the lesser of (i) five percent of the number of shares of common stock outstanding as of December 31 of the immediately preceding calendar year or (ii) such lesser number of shares of common stock as determined by the Board (the “Evergreen Provision”). The Evergreen Provision increase was waived by the Board for January 1, 2021.
(2) Pursuant to the RDD Merger Agreement, upon consummation of the RDD Merger on April 30, 2020, the Company assumed outstanding option grant agreements that were awarded to RDD employees. There were 1,014,173 assumed RDD options outstanding as of December 31, 2020, with a weighted-average exercise price of $0.63 per share. See “Note 9—Share-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the assumed RDD options.

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

Certain Related Person Transactions

Described below is each transaction occurring since January 1, 2019, and any currently proposed transaction to which we were or are to be a participant, respectively, and in which:

•The amounts involved exceeded or will exceed 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•Any person (i) who since January 1, 2019 served as a director or executive officer of the Company or any member of such person’s immediate family that had or will have a direct or indirect material interest, other than compensation, termination and change of control arrangements that are described under the section titled “Executive Compensation” or (ii)

who, at the time when a transaction in which such person had a direct or indirect material interest occurred or existed, was a beneficial owner of more than 5% of our outstanding common stock or any member of such person’s immediate family.

Each of these transactions was approved pursuant to our related transaction policy.

Equity Financing:

On May 4, 2020, we closed the RDD Merger Financing and sold an aggregate of (i) 382,779 shares of Series A Preferred Stock, par value $0.0001 per share, which converted into 38,277,900 shares of common stock on June 30, 2020, upon receipt of approval by our stockholders, and (ii) Preferred Warrants to purchase up to 382,779 shares of Series A Preferred Stock, which following the Automatic Conversion became exercisable for 38,277,900 shares of common stock. Our Chief Executive Officer, Chief Financial Officer and members of our Board (collectively referred to as the “9 Meters Purchasers”), purchased an aggregate of 7,507,300 shares of common stock in the offering at the public offering price and on the same terms as the other purchasers in the offering. The underwriters received the same underwriting discount on the shares purchased by the 9 Meters Purchasers. The aggregate purchase price of the common stock units issued to the 9 Meters Purchasers was approximately $4.4 million.

Pursuant to the Underwriting Agreement in connection with the December 2020 Offering, we issued an aggregate of 53,076,924 shares of common stock at a price of $0.65 per share. Of the shares issued in the December 2020 Offering, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors purchased an aggregate of 446,153 shares of common stock in this offering at the public offering price and on the same terms as the other purchasers in the offering. The underwriters received the same underwriting discount on the shares purchased by our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors. The aggregate purchase price of the common stock shares issued to our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors was $290,000.

Agreement with LifeSci Advisors

Michael Rice, a member of our Board since March 2021, is a Founding Partner of LifeSci Advisors, LLC and LifeSci Communications, LLC. Prior to his becoming a director, on April 1, 2020 we entered into a master services agreement with both LifeSci Advisors, LLC and LifeSci Communications, LLC, to provide investor relations and public relations services, respectively. During the years ended December 31, 2020, we incurred approximately $139,000 in expenses with LifeSci Advisors, LLC and approximately $148,000 in expenses with LifeSci Communications, LLC. There were no expenses incurred with LifeSci Advisors, LLC or LifeSci Communications, LLC during the year ended December 31, 2019.

Independence of Directors
Our common stock is listed on The Nasdaq Capital Market. Under Nasdaq rules, independent directors must comprise a majority of the Board, and each member of our audit committee, compensation committee and nominating and corporate governance committee must be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of our company’s board of directors, that director does not have a relationship that would interfere with such director’s exercise of independent judgment in carrying out the responsibilities of a director.
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
Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board has determined that each of Michael Constantino, Michael Rice, Mark Sirgo, Pharm.D., and Lorin Johnson, Ph.D., does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under applicable Nasdaq rules. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Our Board also determined that each of Michael Constantino, Mark Sirgo, Pharm.D., and Lorin Johnson, Ph.D., the three members of our audit committee, satisfies the independence standards for the audit committee established by applicable Nasdaq rules and SEC Rule 10A-3.
Our Board has determined that Lorin Johnson, Ph.D., Mark Sirgo, Pharm.D. and Michael Constantino., the three current members of our compensation committee, and Mark Sirgo, Pharm.D. and Lorin Johnson, Ph.D., the two members of our nominating and corporate governance committee, are independent within the meaning of applicable Nasdaq rules.

Item 14. Principal Accountant Fees and Services.

Substantially all of Mayer Hoffman McCann P.C. (“MHM”) personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure. The following table represents aggregate fees billed to the Company, by MHM, the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019.

	Fiscal Year Ended
	2020	2019
	(in thousands)
Audit Fees (1)	$349	$287
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$349	$287

(1)    Audit fees consist of fees billed for the professional services rendered to the Company for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2020 and 2019, reviews of the quarterly financial statements during the periods, the issuance of consent and comfort letters in connection with registration statement filings, and all other services that are normally provided by the accounting firm in connection with statutory and regulatory filings and engagements.

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

PART IV
 Item 15. Exhibits and Financial Statement Schedules.

(a)(1)     Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(a)(2)    Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(a)(3)    Exhibits
EXHIBIT INDEX

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE

2.1	*	Agreement and Plan of Merger and Reorganization, dated October 6, 2019, by and among the Company, INNT Merger Sub 1 Ltd., RDD Pharma, Ltd., and Orbimed Israel Partners, Limited Partnership.		8-K	2.1	October 7, 2019
2.1.1	*	First Amendment to Agreement and Plan of Merger and Reorganization, dated December 17, 2019, by and among the Company, INNT Merger Sub 1 Ltd., RDD Pharma, Ltd., and Orbimed Israel Partners, Limited Partnership.		8-K	2.1	December 17, 2019
2.2	*	Agreement and Plan of Merger, dated April 30, 2020, among Innovate Biopharmaceuticals, Inc., Naia Merger Sub, Inc., Second Naia Merger Sub LLC, and Naia Rare Diseases, Inc.		8-K	2.1	May 4, 2020
3.1		Amended and Restated Certificate of Incorporation of the Company		10-K	3.1	March 18, 2019
3.1.1		Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.		8-K	3.1	May 4, 2020
3.1.2		Certificate of Amendment to Certificate of Incorporation of the Company.		8-K	3.2	May 4, 2020
3.2		Amended and Restated Bylaws of the Company		8-K	3.1	December 10, 2018
4.1		Form of Share Certificate		10-K	4.1	March 14, 2018
4.2		Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	4.2	March 20, 2020
4.3		Form of Warrant		8-K	4.1	February 2, 2018
4.4		Form of Warrant Certificate		S-1/A	4.2	June 24, 2016
4.5		Form of Warrant Agreement by and between Monster Digital, Inc. and Corporate Stock Transfer, Inc.		S-1/A	4.3	June 24, 2016
4.6		Form of Common Stock Purchase Warrant		8-K	4.1	May 1, 2019
4.7		Form of Placement Agent Warrant		8-K	4.2	May 1, 2019
4.8		Note issued to Atlas Sciences, LLC.		8-K	4.1	January 10, 2020
4.9		Form of Series A Convertible Preferred Stock Warrant.		8-K	4.1	May 4, 2020
10.1	†	Sublicense Agreement, dated February 19, 2016, between the Company and Alba Therapeutics Corporation.		10-K/A	10.1	June 29, 2018
10.2	†	License Agreement, dated License Agreement, dated February 26, 2016, by and between the Company and Alba Therapeutics Corporation.Alba Therapeutics Corporation		10-K/A	10.2	June 29, 2018

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
10.3	†	Asset Purchase Agreement, dated December 23, 2014, by and between the Company and Repligen Corporation.		10-K	10.3	March 14, 2018
10.4	†	Apaza License Agreement, dated April 19, 2013, by and between the Company and Seachaid Pharmaceuticals, Inc., as amended.		10-K	10.4	March 14, 2018
10.5	†	Master Services Agreement dated August 20, 2018, by and between the Company and Amarex Clinical Research, LLC.		10-Q	10.1	November 13, 2018
10.6	#	Form of Director Indemnification Agreement.		8-K	10.3	February 2, 2018
10.7	#	2012 Innovate Omnibus Incentive Plan, as amended.		8-K	10.1	June 30, 2020
10.7.1	#	Amendment to the 2012 Omnibus Incentive Plan, dated November 27, 2020.		8-K	10.1	November 27, 2020
10.8	#	Form of Option Agreement and Option Grant Notice under the 2012 Omnibus Incentive Plan		S-1	10.2	November 10, 2015
10.9	#	Form of Restricted Stock Award Agreement and Notice of Grant of Restricted Stock Award under the 2012 Omnibus Incentive Plan		S-1	10.3	November 10, 2015
10.10	#	Form of Restricted Stock Unit Award Agreement and Notice of Grant of Restricted Stock Unit Award under 2012 Omnibus Incentive Plan		S-1	10.4	November 10, 2015
10.11	#	Innovate Biopharmaceuticals Inc. 2015 Stock Incentive Plan, as amended		10-K	10.11	March 14, 2018
10.12	#	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan		10-K	10.12	March 14, 2018
10.13	#	Form of Nonstatutory Stock Option Agreement under the 2015 Stock Incentive Plan		10-K	10.13	March 14, 2018
10.14	#	Form of Restricted Stock Purchase Agreement under the 2015 Stock Incentive Plan		10-K	10.14	March 14, 2018
10.15	#	Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Sandeep Laumas		10-K	10.25	March 14, 2018
10.15.1	#	First Amendment, dated February 19, 2019, to Amended and Restated Executive Employment Agreement, dated March 11, 2018, by and between the Company and Sandeep Laumas		10-K	10.27	March 18, 2019
10.16	#	Executive Employment Agreement dated June 22, 2019, by and between the Company and Edward J. Sitar		8-K	10.1	June 27, 2019
10.17	#	Executive Employment Agreement dated February 15, 2019, by and between the Company and Patrick H. Griffin, M.D.		10-K	10.23	March 20, 2020
10.18		Securities Purchase Agreement, dated January 10, 2020, by and between the Company and Atlas Sciences, LLC.		8-K	10.1	January 10, 2020
10.19	*	Securities Purchase Agreement, dated April 29, 2020, between Innovate Biopharmaceuticals, Inc. and the investors named therein.		8-K	10.1	May 4, 2020
10.20	*	Registration Rights Agreement, dated April 29, 2020, between Innovate Biopharmaceuticals, Inc. and the investors named therein.		8-K	10.2	May 4, 2020
10.21		Form of Company Support Agreement by and among Innovate Biopharmaceuticals, Inc. and RDD Pharma, Ltd.		8-K	10.3	May 4, 2020
10.22	#	Separation Agreement, dated April 30, 2020, between Innovate Biopharmaceuticals, Inc. and Sandeep Laumas.		8-K	10.4	May 4, 2020
10.23	#	Separation Agreement, dated April 30, 2020, between Innovate Biopharmaceuticals, Inc. and Jay Madan.		8-K	10.5	May 4, 2020

INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
10.24	#	Employment Agreement dated April 30, 2020, between Innovate Biopharmaceuticals, Inc. and John Temperato.		8-K	10.6	May 4, 2020
10.25	*	Amended and Restated Exclusive License Agreement, dated February 10, 2020, between Cedars-Sinai Medical Center and Naia Rare Diseases, Inc.		10-Q	10.7	August 13, 2020
10.26	*	Side Letter, dated May 1, 2020, between Amunix Pharmaceuticals, Inc. and Naia Rare Diseases, Inc.		10-Q	10.8	August 13, 2020
10.27	*	Second Amended and Restated License Agreement, dated May 1, 2020, between Amunix Pharmaceuticals, Inc. and Naia Rare Diseases, Inc.		10-Q	10.9	August 13, 2020
10.28	*	Amended and Restated License Agreement, dated May 1, 2020, between Amunix Pharmaceuticals, Inc. and Naia Rare Diseases, Inc.		10-Q	10.10	August 13, 2020
10.29	#	Form of RDD Pharma, Ltd. Notice of Option Grant.		10-Q	10.11	August 13, 2020
21.1		List of Subsidiaries of Registrant	X
23.1		Consent of Mayer Hoffman McCann P.C.	X
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS		XBRL Instance Document	X
101.SCH		XBRL Taxonomy Extension Schema Document	X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF		XBRL Taxonomy Extension Definition Document	X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Management contract or other compensatory plan.
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

Date:	March 22, 2021	9 Meters Biopharma, Inc.

		By:	/s/ John Temperato
Name: John Temperato
Title: Chief Executive Officer

Signature	Title	Date

/s/ John Temperato	President & Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2021
John Temperato

/s/ Edward J. Sitar	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2021
Edward J. Sitar

/s/ Lorin K. Johnson	Director	March 22, 2021
Lorin K. Johnson, Ph.D.

/s/ Mark Sirgo, Pharm.D.	Director	March 22, 2021
Mark Sirgo, Pharm.D.

/s/ Michael T. Constantino	Director	March 22, 2021
Michael T. Constantino

/s/ Michael Rice	Director	March 22, 2021
Michael Rice

9 METERS BIOPHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 9 Meters Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 9 Meters Biopharma, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Diego, California
March 22, 2021

9 METERS BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$37,851,388	$4,592,932
Restricted deposit	75,000	75,000
Prepaid expenses and other current assets	1,000,587	555,052
Total current assets	38,926,975	5,222,984

Property and equipment, net	11,191	25,422
Right-of-use asset	214,767	42,830
Other assets	5,580	5,580
Total assets	$39,158,513	$5,296,816

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,487,948	$3,890,094
Accrued expenses	5,290,181	4,747,751
Convertible note payable, net	14,216	3,184,655
Derivative liability	7,000	408,000
Warrant liabilities	—	2,637,500
Accrued interest	488	—
Lease liability, current portion	48,629	42,830
Total current liabilities	6,848,462	14,910,830
Lease liability, net of current portion	167,938	—
Total liabilities	7,016,400	14,910,830

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock $0.0001 par value as of December 31, 2020, 10,000,000 shares authorized as of December 31, 2020 and 2019; 0 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock $0.0001 par value as of December 31, 2020 and 2019, 350,000,000 shares authorized as of December 31, 2020 and 2019, 204,629,064 and 39,477,667 shares issued and outstanding as of December 31, 2020 and 2019, respectively	20,463	3,948
Additional paid-in capital	164,182,917	60,946,816
Accumulated deficit	(132,061,267)	(70,564,778)
Total stockholders’ equity (deficit)	32,142,113	(9,614,014)
Total liabilities and stockholders’ equity (deficit)	$39,158,513	$5,296,816

See accompanying notes to these consolidated financial statements.

9 METERS BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$10,933,023	$13,715,968
Acquired in-process research and development	32,266,893	—
General and administrative	10,519,955	10,566,813
Warrant inducement expense	7,157,887	1,265,780
Total operating expenses	60,877,758	25,548,561

Loss from operations	(60,877,758)	(25,548,561)

Other income (expense):
Interest income	18,992	185,267
Interest expense	(4,046,223)	(1,825,148)
Loss on extinguishment of convertible note payable	—	(1,049,166)
Change in fair value of derivative liability and extinguishment of derivative liability	771,000	1,243,000
Change in fair value of warrant liabilities	2,637,500	(54,200)
Total other income (expense), net	(618,731)	(1,500,247)

Loss before income taxes	(61,496,489)	(27,048,808)
Income tax benefit	—	—

Net loss	$(61,496,489)	$(27,048,808)

Net loss per common share, basic and diluted	$(0.58)	$(0.81)

Weighted-average common shares, basic and diluted	105,642,203	33,328,591

See accompanying notes to these consolidated financial statements.

9 METERS BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Shares	Series A Preferred Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2018	—	$—	26,088,820	$2,609	$39,854,297	$(43,515,970)	$(3,659,064)
Issuance of common stock	—	—	9,205,054	921	20,218,835	—	20,219,756
Allocation of warrants	—	—	—	—	(3,330,000)	—	(3,330,000)
Stock issuance costs	—	—	—	—	(709,442)	—	(709,442)
Share-based compensation	—	—	—	—	2,871,000	—	2,871,000
Exercise of stock options	—	—	100,079	10	30,054	—	30,064
Issuance of RSUs	—	—	490,000	49	(49)	—	—
Warrant exchange	—	—	3,593,714	359	2,012,121	—	2,012,480
Net loss	—	—	—	—	—	(27,048,808)	(27,048,808)
Balance as of December 31, 2019	—	$—	39,477,667	$3,948	$60,946,816	$(70,564,778)	$(9,614,014)
Issuance of common stock	—	—	56,611,767	5,660	37,163,320	—	37,168,980
Issuance of common stock (RDD & Naia mergers)	—	—	42,695,948	4,270	28,749,756	—	28,754,026
Issuance of preferred stock and warrants (FN-1)	382,779	38	—	—	22,560,956	—	22,560,994
Conversion of preferred stock to common stock	(382,779)	(38)	38,277,900	3,828	(3,790)	—	—
Warrant exchange	—	—	1,847,309	185	690,654	—	690,839
Issuance of RSUs	—	—	415,948	42	(42)	—	—
Share-based compensation	—	—	—	—	4,723,000	—	4,723,000
Stock issuance costs	—	—	—	—	(6,483,998)	—	(6,483,998)
Exercise of warrants	—	—	14,452,418	1,445	2,527,203	—	2,528,648
Inducement expense	—	—	—	—	6,467,048	—	6,467,048
Conversion of convertible debt and accrued interest	—	—	10,850,107	1,085	4,641,922	—	4,643,007
Beneficial conversion feature	—	—	—	—	2,200,072	—	2,200,072
Net loss	—	—	—	—	—	(61,496,489)	(61,496,489)
Balance as of December 31, 2020	—	$—	204,629,064	$20,463	$164,182,917	$(132,061,267)	$32,142,113

See accompanying notes to these consolidated financial statements.

9 METERS BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(61,496,489)	$(27,048,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,723,000	2,871,000
Write-off of deferred offering costs	—	100,056
Accrued interest on convertible notes	307,372	—
Amortization of debt discount	1,519,668	1,067,379
Depreciation	18,491	21,607
Loss on disposal and write-offs of property and equipment	39,198	—
Beneficial conversion feature	2,200,072	—
Acquired in-process research and development	28,754,026	—
Change in fair value of derivative liability	(771,000)	(873,000)
Change in fair value of warrant liabilities	(2,637,500)	54,200
Extinguishment of derivative liability	—	(370,000)
Warrant inducement expense	7,157,887	1,265,780
Loss on extinguishment of debt	—	1,049,166
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	(445,535)	(50,145)
Accounts payable	(2,465,074)	124,973
Accrued expenses	3,685,610	3,921,424
Accrued interest	488	(101,624)
Net cash used in operating activities	(19,409,786)	(17,967,992)

Cash flows from investing activities
Purchase of property and equipment	(2,543)	(11,934)
Purchase of in-process research and development, net of assets acquired	(3,184,454)	—
Net cash used in investing activities	(3,186,997)	(11,934)

Cash flows from financing activities
Borrowings from convertible notes	2,500,000	5,000,000
Payments of debt issuance costs	(23,000)	(57,000)
Payments of convertible notes	(2,461,472)	(7,790,557)
Proceeds from issuance of common stock and warrants	37,147,681	20,706,919
Proceeds from issuance of preferred stock and warrants	22,560,994	—
Proceeds from exercise of stock options	—	30,064
Proceeds from exercise of warrants	2,528,648	—
Payment of offering costs	(6,397,612)	(1,045,468)
Net cash provided by financing activities	55,855,239	16,843,958
Net increase (decrease) in cash and cash equivalents	33,258,456	(1,135,968)
Cash and cash equivalents as of beginning of year	4,592,932	5,728,900
Cash and cash equivalents as of end of year	$37,851,388	$4,592,932

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$62,912	$874,203

Supplemental disclosure of non-cash financing activities
Conversion of convertible notes and accrued interest to common stock	$4,643,007	$—
Non-cash issuance of common stock with mergers	$28,754,026	$—
Non-cash addition of derivative liability	$370,000	$1,281,000
Non-cash addition of deferred offering costs	$86,386	$151,137
See accompanying notes to these consolidated financial statements.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

9 Meters Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on rare and unmet needs in gastroenterology. The Company’s pipeline includes drug candidates NM-002, a proprietary long-acting GLP-1 agonist for short bowel syndrome (SBS), an orphan designated disease, larazotide, a Phase 3 tight junction regulator being evaluated for celiac disease, and three early-stage candidates for undisclosed rare and/or orphan diseases.

On April 30, 2020, the Company completed its merger with privately-held RDD Pharma, Ltd., an Israel corporation (“RDD”) (the “RDD Merger”) and changed its name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying consolidated financial statements and related notes reflect the historical results of Innovate Biopharmaceuticals, Inc. prior to the RDD Merger and of the combined company following the RDD Merger.

Basis of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Shelf Registration Filing

On March 15, 2018, the Company filed a shelf registration statement that was declared effective on July 13, 2018 (the “Prior Registration Statement”). The Prior Registration Statement did not include various types of securities as is customary and was set to expire in July 2021. On October 2, 2020, the Company filed a shelf registration statement that was declared effective on October 9, 2020 (the “Current Registration Statement”), so the Prior Registration Statement was terminated effective October 16, 2020. Pursuant to the Current Registration Statement, the Company may from time to time, offer, issue and sell in one or more offerings of various types of securities up to an aggregate dollar amount of $200 million.

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement related to an “at-the-market” offering (“ATM”) pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist Securities, Inc. (previously SunTrust Robinson Humphrey), or Truist, as sales agent, for general corporate purposes (the “Sales Agreement”). In October 2020, the Company entered into an amendment to the Sales Agreement to reflect the termination of the Prior Registration Statement and effectiveness of the Current Registration Statement. As of December 31, 2020, the Company had sold 3,496,045 shares of the Company’s common stock pursuant to the Sales Agreement for net proceeds of approximately $2.6 million.

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

The March Long-Term Warrants issued were exercisable for 5 years commencing on the six-month anniversary of March 18, 2019, had an initial exercise price of $2.56 per share, subject to certain adjustments, and had an expiration date of March 18, 2024. The Short-Term Warrants were originally exercisable for a period of one year from March 18, 2019, had an expiration date of March 18, 2020 and had an initial exercise price of $4.00 per share, subject to certain adjustments. The

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Warrants and March Long-Term Warrants were accounted for as warrant liabilities in accordance with Accounting Standards Codification (“ASC”) 480—Distinguishing Liabilities from Equity.

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

Offer to Amend and Exercise

On February 12, 2020, the Company offered to amend certain outstanding warrants in the Offer to Amend and Exercise. The warrants amended included the warrants classified as equity issued in 2018 (the “2018 Equity Warrants”), the outstanding Short-Term Warrants, the outstanding March Long-Term Warrants and the New Warrants. On April 29, 2020, an aggregate of 12,230,418 shares of common stock were tendered, amended and exercised for $0.10 per share for aggregate gross proceeds of approximately $1.2 million. All of the Short-Term Warrants, March Long-Term Warrants and New Warrants were fully exercised at an exercise price of $0.10 per share.

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

The net proceeds from the offering and the private placement were approximately $7.9 million, after deducting commissions and estimated offering costs. The Company granted the placement agent warrants to purchase up to 215,914 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants had substantially the same terms as the April Warrants, except that the Placement Agent Warrants had an exercise price of $2.53 per share and had a term of 5 years from the effective date of the offering. The Company also paid the placement agent a reimbursement for non-

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accountable expenses in the amount of $35,000 and a reimbursement for legal fees and expenses of the placement agent in the amount of $25,000. On December 19, 2019, the Company and each of the purchasers of the April Warrants and Placement Agent Warrants (collectively, the “Exchange Warrants”) entered into separate exchange agreements (the “Exchange Agreements”), pursuant to which the Company agreed to issue to the purchasers an aggregate of 5,441,023 shares of the Company’s common stock (the “Exchange Shares”), at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding Exchange Warrants. See “Fair Value of Financial Instruments” below for additional details.

RDD Merger Financing

On April 29, 2020, the Company entered into a securities purchase agreement with various accredited investors pursuant to which the Company agreed to issue and sell to the investors units (“Units”) consisting of (i) one share of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and (ii) one five-year warrant (the “Preferred Warrants”) to purchase one share of Series A Preferred Stock (the “RDD Merger Financing”). On May 4, 2020, the Company closed the RDD Merger Financing and the Company sold an aggregate of (i) 382,779 shares of Series A Preferred Stock, par value $0.0001 per share, which converted into 38,277,900 shares of common stock on June 30, 2020, upon receipt of approval by the Company’s stockholders (the “Automatic Conversion”), and (ii) Preferred Warrants to purchase up to 382,779 shares of Series A Preferred Stock, which following the Automatic Conversion became exercisable for 38,277,900 shares of common stock. The exercise price of the Preferred Warrants was $58.94 per share of Series A Preferred Stock, and following the Automatic Conversion, became $0.5894 per share of common stock, subject to adjustments as provided under the terms of the Preferred Warrants. In addition, broker warrants covering 8,112 Units and broker warrants covering 10,899 shares of Series A Preferred Stock, which following the Automatic Conversion became exercisable for 2,712,300 shares of common stock, were issued in connection with the RDD Merger Financing. Gross proceeds from the RDD Merger Financing were approximately $22.6 million with net proceeds of approximately $19.2 million after deducting commissions and estimated offering costs. See Note 3—Merger & Acquisition for additional details.

December 2020 Offering

On December 11, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with William Blair & Company, L.L.C. and Truist, as representatives of the several underwriters named therein (the “Underwriters”), in connection with the public offering of 46,153,847 shares of the Company’s common stock, par value $0.0001 per share, at a price of $0.65 per share, less underwriting discounts and commissions (the “December 2020 Offering”). Pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 6,923,077 shares of common stock at the same price, which the Underwriters exercised in full on December 14, 2020. On December 15, 2020, upon closing of the December 2020 Offering, the Company received net proceeds of approximately $32.0 million after deducting underwriting discounts and commissions and offering expenses.

Business Risks

The Company faces risks, including those associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, risks related to the potential effects of the ongoing coronavirus outbreak and related mitigation efforts on the Company’s clinical, financial and operational activities, the Company’s need for additional financing to achieve key development milestones, the need to defend intellectual property rights and the dependence on key members of management.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outbreak of COVID-19 originated in Wuhan, China, in December 2019 and on March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the Food and Drug Administration (the “FDA”) and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. The COVID-19 pandemic has led to slower enrollment in the Company’s Phase 3 registration trial for larazotide and could continue to directly or indirectly impact enrollment for the next several months and possibly longer. Patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to larazotide or the Company’s other product candidates. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital in the future, which could negatively impact the Company’s long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Areas of the financial statements where estimates may have the most significant effect include accrued expenses, share-based compensation, valuation of the derivative liability and warrant liabilities, valuation allowance for income tax assets, and development and management’s assessment of the Company’s ability to continue as a going concern. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to its consolidated financial statements as of and for the year ended December 31, 2020. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

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

Restricted Deposit

The Company maintains a certificate of deposit (“CD”) with a bank, which matures on October 17, 2021 and pays interest at a rate of 0.02% per annum. The CD serves as collateral for the Company’s credit cards.

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

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued expenses consisted of the following:

	December 31,
	2020	2019
Accrued compensation and benefits	$1,111,028	$574,332
Accrued clinical expenses	4,042,277	4,143,269
Other accrued expenses	136,876	30,150
Total	$5,290,181	$4,747,751

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the consolidated balance sheet at fair value. The Company’s derivative financial instruments consist of embedded options in the Company’s convertible notes. The embedded derivatives include provisions that provide the noteholder with certain conversion and put rights at various conversion or redemption values as well as certain call options for the Company. See Note 6—Debt for further details.

Classification of Warrants
The Company accounts for warrants in accordance with ASC 480—Distinguishing Liabilities from Equity and ASC 815—Derivatives and Hedging, to determine whether the warrants should be classified as equity or liabilities. The warrants the Company issued during 2019 are freestanding financial instruments that contain net settlement options and may require the Company to settle these warrants in cash under certain circumstances. As such, the Company classified these warrants as liabilities on the accompanying consolidated balance sheets. The warrant liabilities were initially recorded at fair value on the date of issuance and were subsequently re-measured to fair value at each balance sheet date until the warrant liabilities were exercised or settled. Changes in the fair value of the warrants are recognized as a non-cash component of other income and expense in the accompanying consolidated statements of operations and comprehensive loss. All of the warrants accounted for as warrant liabilities have been exercised or settled as of December 31, 2020.

On May 4, 2020, the Company issued the Preferred Warrants, which are freestanding financial instruments that give the warrant holder the right but not the obligation to purchase the equity security at the warrant exercise price. The Company is not required to settle these warrants in cash and as such, the Company has classified these warrants as equity on the accompanying consolidated balance sheets.

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

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share-based compensation expense includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the Black-Scholes option-pricing model, fair value is calculated based on assumptions with respect to:

•Expected dividend yield. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.
•Expected stock price volatility. Due to limited trading history as a public company, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term. In evaluating comparable companies, the Company considers factors such as industry, stage of life cycle, financial leverage, size and risk profile.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
•Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Due to limited history of stock option exercises, the Company estimates the expected term of employee stock options based on the simplified method, which calculates the expected term as the average of the time-to-vesting and the contractual life of the options. Pursuant to Accounting Standards Update (“ASU”) 2018-07, the Company has elected to use the contractual life of the option as the expected term for non-employee options.

Periodically, the board of directors may approve the grant of restricted stock units (“RSUs”) pursuant to the Company’s 2012 Omnibus Incentive Plan, as amended, which represent the right to receive shares of the Company’s common stock based on terms of the agreement. The fair value of RSUs is recognized as share-based compensation expense generally on a straight-line basis over the service period, net of estimated forfeitures. The grant date fair value of an RSU represents the closing price of the Company’s common stock on the date of grant.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Financial instruments recorded in the accompanying consolidated balance sheets are categorized based on the inputs to valuation techniques as follows:

•Level 1 — defined as observable inputs based on unadjusted quoted prices for identical instruments in active markets;

•Level 2 — defined as inputs other than Level 1 that are either directly or indirectly observable in the marketplace for identical or similar instruments in markets that are not active; and

•Level 3 — defined as unobservable inputs in which little or no market data exists where valuations are derived from techniques in which one or more significant inputs are unobservable.

The fair value of the embedded derivative issued in connection with the Unsecured Convertible Note and the Additional Note, further described in Note 6—Debt, was determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivative associated with each note. As part of the MCS valuation a discounted cash flow (“DCF”) model is used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity of the convertible debt and calculated discount rate, which includes an estimate of the Company’s specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate and (vi) the number of paths.

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The table below summarizes the valuation inputs into the MCS model for the derivative liability associated with the Unsecured Convertible Note and the Additional Note on their respective dates of issuance as of March 8, 2019 and January 10, 2020, respectively, and December 31, 2020.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Derivative Liability
	December 31,	January 10,	March 8,
	2020	2020	2019
Discount rate	21.8%	21.6%	29.3%
Expected stock price volatility	83.3%	103.9%	101.1%
Risk-free interest rate	0.1%	1.6%	2.5%
Expected term	1.0 year	2.0 years	2.0 years
Price of the underlying common stock	$0.86	$0.65	$1.99

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

Upon a fundamental transaction (as defined in the applicable warrant agreement), each holder of Short-Term Warrants and each holder of the March Long-Term Warrants and New Warrants (collectively, the “Long-Term Warrants”) could elect to require the Company or a successor entity to purchase such holder’s outstanding, unexercised warrants for a cash payment (or under certain circumstances other consideration) equal to the Black-Scholes value of the warrants on the date of consummation of the fundamental transaction, calculated in accordance with the terms and using the assumptions specified in the applicable warrant agreement. Due to the RDD Merger, the Company entered into the Exchange Agreements with the holders of the Exchange Warrants, pursuant to which the Company agreed to issue the purchasers an aggregate of 5,441,023 shares in exchange for the cancellation and termination of the Exchange Warrants. During the year ended December 31, 2020 an aggregate of 1,539,424 warrants were exchanged for 1,847,309 shares of the Company’s common stock, and during the year ended December 31, 2019, 2,994,762 warrants were exchanged for 3,593,714 shares of the Company’s common stock.

In addition, the Company amended the Short-Term Warrants and Long-Term Warrants in the Offer to Amend and Exercise on February 12, 2020. Management assumed that the holders of the Short-Term Warrants and Long-Term Warrants would elect to receive cash payments under the respective warrant agreements following completion of the RDD Merger. As such, the Company determined the fair value of the Short-Term Warrants and Long-Term Warrants immediately prior to the Offer to Amend and Exercise, for financial reporting purposes, through the use of the Black-Scholes model. Subsequent to the Offer to Amend and Exercise, the Company determined the fair value of the Short-Term Warrants and Long-Term Warrants using the reduced exercise price of $0.10 as of April 28, 2020. The estimates underlying the assumptions used in both the MCS model and Black-Scholes model are subject to risks and uncertainties and may change over time, and the assumptions used in both the MCS model and the Black-Scholes model for financial reporting purposes generally differ from the assumptions that would be applied in determining a payout under the applicable warrant agreements. These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3.

The Company recognized a gain in fair value of the Short-Term Warrants and Long-Term Warrants of approximately $2.6 million during the year ended December 31, 2020, and a loss of $0.1 million during the year ended December 31, 2019. All of the Short-Term Warrants and Long-Term Warrants were exercised in the Offer to Amend and Exercise, which closed on April 29, 2020. During the years ended December 31, 2020 and 2019, the Company recognized inducement expense of approximately $7.2 million and $1.3 million, respectively. The warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the Exchange Warrants and exercise of the warrants in the Offer to Amend and Exercise.

The table below summarizes the valuation inputs into the MCS model for the Short-Term Warrants and Long-Term Warrants at their respective dates of issuance.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Exchange Warrants
	May 1, 2019	January 6, 2020
Conversion price	$2.13 - $2.53	2.13
Expected stock price volatility	84.1%	87.3%
Risk-free interest rate	2.2%	1.7%
Expected term	5 - 5.5 years	4.9 years
Price of the underlying common stock	$1.54	$0.58

The table below summarizes the range of valuation inputs into the Black-Scholes model for the warrant liabilities as of February 11, 2020, immediately prior to the reduction in exercise price pursuant to the Offer to Amend and Exercise.

	Short-Term Warrants	Long-Term Warrants
	February 11, 2020
Conversion price	$4.00	$2.13 - $2.56
Expected stock price volatility	97.1%	87.9% - 89.2%
Risk-free interest rate	1.6%	1.7%
Expected term	7 months	4 years, 2 months
Price of the underlying common stock	$0.79	$0.79

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2020 and 2019, respectively.

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$7,000	$7,000
Warrant liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$7,000	$7,000

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$408,000	$408,000
Warrant liabilities	—	—	2,637,500	2,637,500
Total liabilities at fair value	$—	$—	$3,045,500	$3,045,500

The following table summarizes the changes in fair value of the derivative liability and warrant liabilities classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

	Year Ended
	December 31, 2020	December 31, 2019
Beginning balance	$3,045,500	$370,000
Issuance of warrant liabilities	—	3,330,000
Extinguishment of derivative liability (the Senior Convertible Note)	—	(370,000)
Issuance of derivative liability (the Additional Note)	370,000	1,281,000
Exchange of the April Warrants and Placement Agent Warrants	(380,600)	(746,700)
Change in fair value of warrant liabilities	(1,198,200)	54,200
Change in fair value of derivative liability	(771,000)	(873,000)
Exercise of the Short-Term Warrants and Long-Term Warrants	(1,058,700)	—
Ending balance	$7,000	$3,045,500

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the fair value liabilities still held at the end of the period	$771,000	$1,347,900

The cumulative unrealized gain relating to the change in fair value of the derivative liability and warrant liabilities of $1,969,200, the gain on exercise of the warrants in the Offer to Amend and Exercise of $1,058,700 and the gain on exchange of the April Warrants of $380,600 for the year ended December 31, 2020 is included in other income (expense) in the consolidated statements of operations and comprehensive loss.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2020 and 2019, the recorded values of cash and cash equivalents, restricted deposit, accounts payable, accrued expenses and convertible promissory notes approximated their fair values due to the short-term nature of the instruments.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees related to offerings or the Company’s shelf registration statement. Offering costs incurred prior to an offering are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. If the equity offering is not completed, any costs deferred will be expensed immediately.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $434,000 and $475,000 for the years ended December 31, 2020 and 2019, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted- average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the years ended December 31, 2020 and 2019, 56.4 million and 22.8 million potentially dilutive securities related to warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted-average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

	Year Ended December 31,
	2020	2019
Options outstanding under the Private Innovate Plan	6,028,781	6,063,745
Options outstanding under the Omnibus Plan	10,598,426	2,717,870
Options outstanding under the Option Grant Agreements granted to RDD Employees	1,014,173	—
Warrants issued at a weighted-average exercise price of $55.31	154,403	154,403
Warrants issued at an exercise price of $2.54	2,233	349,555
Warrants issued at an exercise price of $3.18	113,980	1,410,358
Warrants issued at an exercise price of $0.5894	38,457,000	—
Short-term warrants issued at an exercise price of $4.00	—	4,181,068
Long-term warrants issued at a weighted-average exercise price of $2.27	—	7,945,068
Total	56,368,996	22,822,067

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at a comprehensive loss. For the years ended December 31, 2020 and 2019, comprehensive loss was equal to net loss.

Segments

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one operating segment and all of the Company’s primary operations are in North America.

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

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company expects to incur substantial losses in the future as it conducts planned operating activities. During the year ended December 31, 2020, the Company raised significant capital from the RDD Merger Financing and the December 2020 Offering. In addition, the Company has received proceeds from the exercise of warrants and stock options subsequent to year-end (see Note 12—Subsequent Events for further details). The Company has a significant number of outstanding warrants in-the-money which could also provide additional capital in the future.

Based on the Company’s limited operating history, recurring negative cash flows from operations, current plans and available resources, the Company will need substantial additional funding to support future operating activities. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: MERGER AND ACQUISITION

RDD Merger

On April 30, 2020, the Company completed its merger with RDD. Upon closing of the RDD Merger, the Company issued the RDD shareholders upfront consideration consisting of 37,860,510 shares of the Company’s common stock. In addition, the Company assumed 1,014,173 options that had been previously issued to RDD employees. See Note 9—Share-based Compensation for additional details regarding the options assumed.

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

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

Accounting Treatment

Both the RDD Merger and the Naia Acquisition were accounted for as asset acquisitions under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The net tangible and intangible assets acquired, and liabilities assumed in connection with the transactions were recorded at their estimated fair values on the respective dates of acquisition. The excess of purchase price over fair value of identified assets acquired and liabilities assumed was expensed as in-process research and development. The Company acquired the RDD net assets for shares of the Company’s common stock valued at $26.6 million and assumed liabilities of $1.3 million. The net assets received were less than $0.1 million. The Company acquired the Naia technology for $2.1 million in cash, common stock valued at $2.2 million, excluding contingent consideration, and the pre-payment of certain operating costs on behalf of Naia totaling $0.1 million. No contingent consideration associated with the Naia Acquisition was recorded at the time of acquisition because the related development and sales milestones were not deemed probable. As a result of the RDD Merger and the Naia Acquisition, approximately $32.3 million was expensed as acquired in-process research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2020.
NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Furniture and fixtures	$11,552	$11,552
Computer equipment	31,102	34,179
Leasehold improvements	29,994	27,446
Property and equipment, gross	$72,648	$73,177
Less: Accumulated depreciation	(61,457)	(47,755)
Property and equipment, net	$11,191	$25,422

Depreciation expense for property and equipment was approximately $18,000 and $22,000 for the years ended December 31, 2020 and 2019, respectively.
NOTE 5: RELATED PARTY TRANSACTIONS

Consulting Agreements

During the year ended December 31, 2019, the Company received consulting services from one of its executive officers prior to his appointment as an executive officer of the Company in 2019. During the year ended December 31, 2019, the Company incurred consulting expenses with this executive officer of approximately $115,000. There were no amounts due under the consulting agreement as of December 31, 2019 and no consulting expenses were incurred with the executive officer during the year ended December 31, 2020.

Equity Financing
On May 4, 2020, the Company closed the RDD Merger Financing and the Company sold an aggregate of (i) 382,779 shares of Series A Preferred Stock, par value $0.0001 per share, which converted into 38,277,900 shares of common stock on June 30, 2020, upon receipt of approval by the Company’s stockholders, and (ii) Preferred Warrants to purchase up to

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

382,779 shares of Series A Preferred Stock, which following the Automatic Conversion became exercisable for 38,277,900 shares of common stock. The Company’s Chief Executive Officer, Chief Financial Officer and members of the Company’s board of directors (collectively referred to as the “9 Meters Purchasers”), purchased an aggregate of 75,073 shares of preferred stock (that subsequently converted into 7,507,300 shares of common stock) in the offering at the public offering price and on the same terms as the other purchasers in the offering. The underwriters received the same underwriting discount on the shares purchased by the 9 Meters Purchasers. The aggregate purchase price of the common stock units issued to the 9 Meters Purchasers was approximately $4.4 million.
Pursuant to the Underwriting Agreement in connection with the December 2020 Offering, the Company issued an aggregate of 53,076,924 shares of common stock at a price of $0.65 per share. Of the shares issued in the December 2020 Offering, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors purchased an aggregate of 446,153 shares of common stock in the offering at the public offering price and on the same terms as the other purchasers in the offering. The underwriters received the same underwriting discount on the shares purchased by the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors. The aggregate purchase price of the common stock shares issued to the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors was approximately $290,000.

NOTE 6: DEBT

Senior Convertible Note

The principal amount of the senior convertible note issued on October 4, 2018 (the “Senior Convertible Note”) was $5.2 million and bore interest at a rate of eight percent (8%) per annum payable quarterly in cash, with a scheduled maturity date of October 4, 2020. The interest rate would automatically increase to 18% per annum if there was an event of default during the period.

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

During March 2019, the Company exercised its repurchase rights under the Option Agreement and paid the noteholder of the Senior Convertible Note approximately $5.2 million in principal and $60,000 in interest, which was the full purchase amount of the Senior Convertible Note pursuant to the terms of the Option Agreement. There are no further amounts outstanding under the Senior Convertible Note and the Senior Convertible Note has been canceled. The Company accounted for the repayment of the Senior Convertible Note as a liability extinguishment in accordance with ASC 405, Extinguishments of Liabilities, which resulted in the Company recording a loss on extinguishment of debt of approximately $1.0 million in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2019.

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

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

The various conversion and redemption features contained in the Unsecured Convertible Note were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $1.3 million. Amortization of the debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $0.8 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively.

The Unsecured Convertible Note bore interest at the rate of 10% (which would have increased to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Unsecured Convertible Note was due on the second-year anniversary of the Unsecured Convertible Note’s issuance. During the year ended December 31, 2020, the Company made principal payments of $4.1 million on the Unsecured Convertible Note, consisting of $1.5 million in cash payments and $2.6 million in stock conversions. During the year ended December 31, 2019, the Company made principal payments in cash of $1.5 million on the Unsecured Convertible Note. During the year ended December 31, 2020, the remaining principal of $2.6 million and accrued interest of $0.1 million were converted into 6,583,143 shares of the Company’s common stock at a weighted-average conversion price of $0.42, which reflected a discount of approximately 38% (the “Conversion Discount”). The Conversion Discount represented a beneficial conversion feature of approximately $1.4 million which was recorded as a charge to interest expense and a credit to additional paid-in capital in the accompanying consolidated financial statements. The Unsecured Convertible Note was deemed paid in full as of December 31, 2020.

Standstill Agreement

On April 3, 2020, the Company entered into a standstill agreement with the Convertible Noteholder (the “Standstill Agreement”). Pursuant to the Standstill Agreement, the Convertible Noteholder would not seek to redeem any portion of the Unsecured Convertible Note between April 1, 2020 and May 31, 2020. The outstanding balance of the Unsecured Convertible Note was increased by $150,000 on April 3, 2020 as consideration for the Standstill Agreement and was recorded as interest expense during the year ended December 31, 2020. All other terms of the Unsecured Convertible Note remained in full force and effect.

Additional Note

On January 10, 2020, the Company entered into an additional securities purchase agreement and unsecured convertible promissory note with the Convertible Noteholder in the principal amount of $2,750,000 (the “Additional Note”). The Convertible Noteholder may elect to convert all or a portion of the Additional Note, at any time from time to time into the Company’s common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. The Company may prepay all or a portion of the Additional Note at any time for an amount equal to 115% of then outstanding obligations or the portion of the obligations we are prepaying. The purchase price of the Additional Note was $2,500,000 and carries an original issuance discount of $250,000, which is included in the principal amount of the Additional Note.

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

The various conversion and redemption features contained in the Additional Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $0.4 million. Amortization of the debt discount and accretion of the OID for the Additional Note recorded as interest expense was approximately $0.6 million for the year ended December 31, 2020.

The Additional Note bears interest at the rate of 10% (which will increase to 18% upon and during the continuance of an event of default) per annum, compounding on a daily basis. All principal and accrued interest on the Additional Note is due on the second anniversary of the date of the Additional Note’s issuance. During the year ended December 31, 2020, the Company made principal payments on the Additional Note of approximately $2.7 million, consisting of $1.0 million in cash payments and $1.7 million in stock conversions. The principal of $1.7 million and accrued interest of $0.2 million were converted into 4,266,964 shares of the Company’s common stock at a weighted-average conversion price of $0.45, which reflected a discount of approximately 36%. The conversion discount represented a beneficial conversion feature of approximately $0.8 million which was recorded as a charge to interest expense and a credit to additional paid-in capital in the accompanying consolidated financial statements.

At any time after the six-month anniversary of the issuance of the Additional Note, (i) if the average VWAP of the Company’s common stock over twenty trading dates exceeds $10.00 per share, the Company may generally require that the Additional Note convert into shares of its common stock at the $3.25 (as adjusted) conversion rate or (ii) 80% of the average of the five lowest VWAP of the Company’s common stock over the preceding twenty trading days. The Convertible Noteholder may not redeem more than $500,000 per calendar month during the period between the six-month anniversary of the date of issuance until the first anniversary of the date of issuance and $750,000 per calendar month thereafter. The obligation or right of the Company to deliver its shares upon the conversion or redemption of the Additional Note is subject to a 19.99% cap and subject to a floor price of $3.25 (unless waived by the Company). Any amounts redeemed or converted once the cap is reached or if the market price is less than the $3.25 floor price must be paid in cash.

If there is an Event of Default under the Additional Note, the Convertible Noteholder may accelerate the Company’s obligations or the Convertible Noteholder may elect to increase the outstanding obligations under the Additional Note. The amount of the increase ranges from 15% for certain “Major Defaults,” 10% for failure to obtain the Convertible Noteholder’s approval for certain equity issuances with anti-dilution, price reset or variable pricing features of less than $2.5 million, and 5% for certain “Minor Defaults.” In addition, the Additional Note obligations will be increased if there are delays in the Company’s delivery requirements for the shares or cash issuable upon the conversion or redemption of the Additional Note in certain circumstances.

The convertible notes payable as of December 31, 2020 and 2019 consists of the following:

	December 31,
	2020	2019
Convertible notes payable, net	$8,400,000	$5,500,000
Less: principal payments of debt	(8,341,801)	(1,544,724)
Less: unamortized debt discount and OID	(43,983)	(770,621)
Total	$14,216	$3,184,655

During January 2021, the Company paid the remaining balance of principal and interest on the Additional Note. See Note 12—Subsequent Events for additional details.
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

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

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

Naia paid initial licenses fees and other development milestone payments due under the Naia Licenses prior to the Naia Acquisition, therefore, we did not pay any initial licenses fees upon the amendment and restatement of the original Naia Licenses. Pursuant to the terms of the Amunix Licenses, we agreed to expend certain minimum financial amounts in direct support of development of the GLP-1 and GLP-2 products during specified development stages.

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

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

The Company incurred milestone fees of approximately $2.2 million and $0.3 million during the years ended December 31, 2020 and 2019, respectively.
NOTE 8: STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital stock consists of 360 million shares of capital stock, par value $0.0001 per share, of which 350 million shares are designated as common stock and 10 million shares are designated as preferred stock.

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the board of directors to issue preferred stock in one or more classes or one or more series within any class from time to time. Voting powers, designations, preferences, qualifications, limitations, restrictions or other rights will be determined by the board of directors at that time. On April 29, 2020, the board of directors designated 600,000 shares of preferred stock as Series A Preferred Stock, par value of $0.0001 per share.

On May 4, 2020, the Company closed the RDD Merger Financing, further described in Note 1—Summary of Significant Accounting Policies, pursuant to which the Company sold an aggregate of 382,779 shares of Series A Preferred Stock, par value $0.0001, which were convertible into 38,277,900 shares of common stock. The Series A Preferred Stock was classified as equity in accordance with ASC 480—Distinguishing Liabilities from Equity. Shares of the Series A Preferred Stock and the Preferred Warrants were valued using the relative fair value method. The Preferred Warrants were valued using a Black Scholes option pricing model. The Company determined the transaction created a beneficial conversion feature of approximately $3.1 million. The table below summarizes the inputs for the Black Scholes option pricing model on the date of issuance:

May 4, 2020
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

There were no shares of preferred stock issued and outstanding as of December 31, 2020 and 2019.

Common Stock

The holders of the Company’s common stock (i) have equal ratable rights to dividends from funds legally available, therefore, when, as and if declared by the board of directors; (ii) are entitled to share in all the Company’s assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of the Company’s affairs; (iii) do not have preemptive, subscription or conversion rights (and there are no redemption or sinking fund provisions or rights); and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

There were 204,629,064 and 39,477,667 shares of common stock outstanding as of December 31, 2020 and 2019, respectively. The Company had reserved shares of common stock for future issuance as follows:

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

	December 31,
	2020	2019
Outstanding stock options	17,641,380	8,781,615
Warrants to purchase common stock	38,727,616	14,040,452
Restricted stock units subject to vest	203,667	—
Shares issuable upon conversion of convertible debt	18,057	1,217,008
For possible future issuance under the Omnibus Plan	9,576,451	1,102,739
Total common shares reserved for future issuance	66,167,171	25,141,814

On December 19, 2019, the Company and each of the purchasers of the April Warrants and Placement Agent Warrants entered into the Exchange Agreements, pursuant to which the Company agreed to issue the purchasers an aggregate of 5,441,023 shares of Common Stock at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants. On December 26, 2019, an aggregate of 2,994,762 warrants were exchanged for 3,593,714 shares of the Company’s common stock. During the year ended December 31, 2020, the Company issued 1,847,309 shares of common stock in exchange for cancellation and termination of the remaining outstanding Exchange Warrants. As of December 31, 2020, all of the April Warrants and Placement Agent Warrants were exchanged for Common Stock and there were no April Warrants or Placement Agent Warrants outstanding. See Note 1—Summary of Significant Accounting Policies for further details.

On April 29, 2020, pursuant to the Offer to Amend and Exercise further described in Note 1—Summary of Significant Accounting Policies, warrants to purchase an aggregate of 12,230,418 shares of common stock were tendered, amended and exercised for aggregate gross proceeds of approximately $1.2 million.

On October 26, 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC and Ladenburg Thalmann & Co., Inc. and filed a prospectus with the SEC relating to such offering. The Company previously filed a Registration Statement on Form S-3 that became effective July 13, 2018 that included the registration of $40 million of its shares of common stock in connection with a potential ATM offering. Pursuant to the sales agreement, the Company could issue and sell shares having an aggregate gross sales price of up to $40 million and was required to pay the sales agents’ commissions of 3% of the gross sales price per share sold. During the year ended December 31, 2019, the Company sold 705,714 shares under the ATM, for total net proceeds of approximately $1.7 million. The Company voluntarily suspended the ATM facility as of June 24, 2019 and effective March 19, 2020, the Company terminated the ATM facility.

The Company entered into a sales agreement dated July 22, 2020, as amended on October 2, 2020, with Truist relating to an ATM pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist, as sales agent, for general corporate purposes (the “2020 ATM”). During the year ended December 31, 2020, the Company sold 3,496,045 shares under the 2020 ATM for total net proceeds of approximately $2.6 million. Pursuant to the sales agreement, the Company will pay Truist a commission rate of 3% of the gross proceeds from the sale of any shares of common stock under the 2020 ATM.
NOTE 9: SHARE-BASED COMPENSATION

The Company has two stock option plans in existence: the 2012 Omnibus Incentive Plan, as amended (the “Omnibus Plan”) and the Innovate 2015 Stock Incentive Plan (the “Private Innovate Plan”). In addition, the Company assumed 1,014,173 options in accordance with the terms of the RDD Merger Agreement. The shares reserved for issuance under the Omnibus Plan automatically increase on the first day of each calendar year beginning in 2019 and ending in 2022 by an amount equal to the lesser of (i) five percent of the number of shares of common stock outstanding as of December 31st of the immediately preceding calendar year or (ii) such lesser number of shares of common stock as determined by the board (the “Evergreen Provision”). On January 1, 2020 and 2019, the number of shares of common stock available under the Omnibus Plan automatically increased by 1,973,883 and 1,304,441 shares, respectively, pursuant to the Evergreen Provision. Additionally, on June 30, 2020, stockholders approved an amendment to the Omnibus Plan to increase the aggregate number of shares of common stock available under the Omnibus Plan by 15,000,000 shares. The board of directors elected to forgo the increase from the Evergreen Provision that would have increased the option pool by 5% of the shares of common stock outstanding on January 1, 2021.

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

The terms of the option agreements are determined by the board of directors. The Company’s stock options vest based on the terms in the stock option agreements and typically vest over a period of three or four years. These stock options typically have a maximum term of ten years.

Private Innovate Plan

As of December 31, 2020, there were 6,028,781 stock options outstanding under the Private Innovate Plan. Since 2018, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

The range of assumptions used in estimating the fair value of the options granted or re-measured under the Private Innovate Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Year Ended December 31,
	2020	2019
Expected dividend yield	0%	0%
Expected stock-price volatility	—%	67%
Risk-free interest rate	0.0%	2.6%
Expected term of options (in years)	0	8.2 - 8.7

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	6,063,745	$1.53	$496,275	5.4
Options granted	—	—		—
Options forfeited	(34,964)	2.16		—
Options exercised	—	—		—
Outstanding at December 31, 2020	6,028,781	1.53	1,080,474	3.2
Exercisable at December 31, 2020	5,999,338	1.52	1,080,474	3.2
Vested and expected to vest at December 31, 2020	6,028,591	$1.53	$1,080,474	3.2

There were no options granted under the Private Innovate Plan during the years ended December 31, 2020 and 2019. The total intrinsic value of options exercised was approximately $81,000 during the year ended December 31, 2019. There were no options exercised during the year ended December 31, 2020.

The total fair value of stock option awards vested during the years ended December 31, 2020 and 2019 under the Private Innovate Plan was approximately $508,000 and $578,000, respectively. As of December 31, 2020, there was less than $0.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan, which is expected to be recognized over a weighted-average period of 0.2 years.

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

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

Omnibus Plan

As of December 31, 2020, there were options to purchase 10,598,426 shares of the Company’s common stock outstanding under the Omnibus Plan and 9,576,451 shares available for future grants under the Omnibus Plan.

The range of assumptions used in estimating the fair value of the options granted under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Year Ended December 31,
	2020	2019
Expected dividend yield	0%	0%
Expected stock-price volatility	68% - 85%	67% - 72%
Risk-free interest rate	0.1% - 0.7%	1.5% - 2.7%
Expected term of options (in years)	5.0 - 10.0	5.0 - 10.0

The following table summarizes stock option activity under the Omnibus Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	2,717,870	$1.87	$—	9.4
Options granted	9,170,211	0.70
Options forfeited	(1,289,655)	0.62
Options exercised	—	—
Outstanding at December 31, 2020	10,598,426	1.01	1,490,488	9.2
Exercisable at December 31, 2020	4,521,917	1.36	437,400	8.7
Vested and expected to vest at December 31, 2020	10,185,956	$1.01	$1,414,270	9.2

The weighted-average grant date fair value of options granted under the Omnibus Plan was $0.38 and $0.71 during the years ended December 31, 2020 and 2019, respectively.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $1,946,000 and $1,227,000 during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was approximately $1.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 3.2 years.

The Omnibus Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors. Upon consummation of the RDD Merger on April 30, 2020, the Company’s board of directors approved the acceleration of certain options for employees, board members and key consultants. The Company recognized an additional $2.7 million in non-cash stock compensation expense related to the modification during the year ended December 31, 2020.

During the year ended December 31, 2020, the board approved grants of 415,948 RSUs, which vested immediately upon the date of grant and 203,667 RSUs which vest on the one-year anniversary from the date of grant. During the year ended December 31, 2019, the board approved grants of 490,000 RSUs, which have various vesting terms. The weighted-average fair value of RSUs granted during the years ended December 31, 2020 and 2019 was $0.74 and $1.44, respectively. The Company recognized share-based compensation expense for the RSUs of approximately $275,000 and $705,000 during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was approximately $0.2 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 0.9 years.

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

RDD Option Grants

Pursuant to the RDD Merger Agreement, the Company assumed option grant agreements awarded to RDD employees upon consummation of the RDD Merger (the “RDD Options”) on April 30, 2020. There were 1,014,173 RDD Options outstanding as of December 31, 2020 at a weighted-average exercise price of $0.63 per share. The total fair value of RDD Options vested during the year ended was approximately $471,000. All of the RDD Options are fully vested. The range of assumptions used in estimating the fair value of the RDD Options using the Black-Scholes option pricing model for the periods presented were as follows:

Year Ended December 31, 2020
Expected dividend yield	—%
Expected stock-price volatility	72% - 74%
Risk-free interest rate	0.4% - 0.6%
Expected term of options (in years)	5.0 - 10.0

Total share-based compensation expense recognized in the accompanying statements of operations and comprehensive loss was as follows:

	Year Ended December 31,
	2020	2019
Research and development	$1,820,000	$908,000
General and administrative	2,903,000	1,963,000
Total share-based compensation	$4,723,000	$2,871,000

NOTE 10: INCOME TAXES

No provision for federal and state income tax expense has been recorded for the years ended December 31, 2020 and 2019 due to the valuation allowance recorded against the net deferred tax asset and recurring losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2020	2019
Domestic tax loss and contribution carryforwards	$13,798,700	$9,857,000
Foreign tax loss carryforwards	4,587,100	—
Tax credits	1,358,200	723,800
Share-based compensation	3,864,900	2,805,700
Intangible assets	3,139,400	1,716,300
Accrued expenses	88,500	122,500
Legal fees	40,200	111,800
Research and development expenses	204,800	—
Other	6,900	60,100
Valuation allowance	(27,088,700)	(15,397,200)
Total deferred tax assets, noncurrent	$—	$—

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During the years ended December 31, 2020 and 2019, the valuation allowance increased by $11,691,500 and $6,624,200, respectively, including the amounts acquired in the RDD Merger.

The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2020 and 2019, and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

	2020		2019
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(12,914,300)	21.0%	$(5,680,200)	21.0%
State income taxes, net of federal tax benefit	(661,300)	1.1%	(534,200)	2.0%
Non-deductible expenses	1,337,100	(2.2)%	89,100	(0.3)%
In-process research and development expenses	6,425,000	(10.4)%	—	—%
Credits	(634,400)	1.0%	(540,200)	2.0%
Foreign rate differential	(562,600)	0.9%	—	—%
Change in state tax rate	(1,400)	—%	—	—%
Other	107,400	(0.1)%	41,300	(0.2)%
Change in valuation allowance	6,904,500	(11.3)%	6,624,200	(24.5)%
Income tax benefit	$—	—%	$—	—%

As of December 31, 2020, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $60,096,300, $59,538,000 and $18,736,600 respectively. Federal loss carryforwards of $3,551,900 begin to expire in 2034 and $56,544,400 of the federal losses carryforward indefinitely. The state loss carryforwards begin to expire in 2029. Foreign net operating losses carry forward indefinitely, and may be subject to limitation. As of December 31, 2020, the Company had contribution carryforwards of $10,300, which begin to expire in 2022. In addition, as of December 31, 2020, the Company has federal research and development credits of $1,358,200 which begin to expire in 2038.

The Company acquired a subsidiary in Israel during the year ended December 31, 2020. However, the subsidiary has a history of book losses and as such, has no undistributed earnings.

The Tax Cuts and Jobs Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in 2020 or 2019; therefore, no GILTI tax has been recorded for the years ended December 31, 2020 and 2019.

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

As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits and does not anticipate a significant change in total unrecognized tax benefits within the next 12 months.

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

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

The Company’s policy for recording interest and penalties is to record them as a component of interest expense and general and administrative expenses, respectively. During December 31, 2020 and 2019, the Company did not record any interest and penalties related to uncertain tax positions.
NOTE 11: COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into executive employment agreements with the executives (the “Executive Employment Agreements”). The Executive Employment Agreements provide an annual base salary and the opportunity to participate in the Company’s equity compensation, employee benefit and bonus plans once they are established and approved by the board of directors. The Executive Employment Agreements contain severance provisions if the executives are terminated under certain conditions that would provide the executive with 12 months of their base salary and up to 12 months of continuation of health insurance benefits.

Effective upon the consummation of the RDD Merger, the Company entered into an employment agreement with Mr. Temperato for him to serve as the Company’s Chief Executive Officer (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Temperato began full-time employment with the Company upon the effective time of the RDD Merger on April 30, 2020, at an initial base salary of $450,000 per year, subject to review and adjustment by the board from time to time. The board approved an option grant to Mr. Temperato to purchase 1,000,000 shares of Common Stock, which vested 25% upon grant with the remainder vesting in 48 equal month installments, provided that Mr. Temperato remains an employee of the Company as of each such vesting date. Mr. Temperato will be eligible to receive an annual non-equity incentive award with a target amount of 40% of his base salary, as determined by the board in its sole discretion (and pro-rated for 2020). Mr. Temperato is also eligible to participate in the Company’s other employee benefit plans in effect from time to time on the same basis as are generally made available to other senior executive employees of the Company.

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

Periodically, the Company enters into separation and general release agreements with former executives of the Company that include separation benefits consistent with the former executives’ employment agreements. The Company recognized severance expense totaling $0.8 million and $0.3 million during the years ended December 31, 2020 and 2019, which is being paid in equal installments over 12 months from the date of separation. The accrued severance obligation in respect of the former executives was approximately $0.3 million as of December 31, 2020.

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
Operating lease cost under ASC 842 was approximately $64,800 and $60,000 for the years ended December 31, 2020 and 2019, respectively. Operating lease cost is included in general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. The total cash paid for amounts included in the measurement of

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

the operating lease liability and reported within operating activities was less than $0.1 million during the year ended December 31, 2020.
Future minimum payments under the Company’s lease liability were as follows:

Year ended December 31,	Operating Leases
2021	$72,000
2022	72,000
2023	72,000
2024	54,000
Total lease payment	270,000
Less: imputed interest	(53,433)
Total	$216,567

Legal

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

9 METERS BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 12: SUBSEQUENT EVENTS

Additional Note

In January 2021, the Company paid the remaining balance of principal and interest on the Additional Note of approximately $59,000. The payment was made in cash and the Additional Note is paid in full.

Warrant Exercises

During the first quarter of 2021, the Company received proceeds of approximately $6.7 million from the exercise of 11,379,701 warrants. The warrants had an exercise price of $0.5894 per share.

Option Exercises

During February 2021, the Company received proceeds of approximately $76,000 from the exercise of options to purchase 61,681 shares of common stock at a weighted-average exercise price of $1.23.