Form 10-Q
period 2021-03-31
9 METERS BIOPHARMA, INC.
filed 2021-05-13
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 10, 2021, the registrant had 251,372,296 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

9 METERS BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$38,496,108	$37,851,388
Restricted deposit	75,000	75,000
Prepaid expenses and other current assets	1,412,862	1,000,587
Total current assets	39,983,970	38,926,975

Property and equipment, net	15,093	11,191
Right-of-use asset	203,269	214,767
Other assets	5,580	5,580
Total assets	$40,207,912	$39,158,513

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,370,679	$1,487,948
Accrued expenses	4,566,320	5,290,181
Convertible note payable, net	—	14,216
Derivative liability	—	7,000
Accrued interest	—	488
Lease liability, current portion	50,102	48,629
Total current liabilities	5,987,101	6,848,462
Lease liability, net of current portion	154,846	167,938
Total liabilities	6,141,947	7,016,400

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock $0.0001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2021 (unaudited) and December 31, 2020	—	—
Common stock $0.0001 par value per share, 350,000,000 shares authorized; 216,324,896 and 204,629,064 shares issued and outstanding as of March 31, 2021 (unaudited) and December 31, 2020, respectively	21,632	20,463
Additional paid-in capital	171,536,679	164,182,917
Accumulated deficit	(137,492,346)	(132,061,267)
Total stockholders’ equity	34,065,965	32,142,113
Total liabilities and stockholders’ equity	$40,207,912	$39,158,513
See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$3,190,302	$2,598,985
General and administrative	2,208,800	1,669,807
Warrant inducement expense	—	690,839
Total operating expenses	5,399,102	4,959,631

Loss from operations	(5,399,102)	(4,959,631)

Other income (expense):
Interest income	5,087	12,815
Interest expense	(44,064)	(572,985)
Change in fair value of derivative liabilities	7,000	338,000
Change in fair value of warrant liabilities	—	1,578,800
Total other income (expense), net	(31,977)	1,356,630

Loss before income taxes	(5,431,079)	(3,603,001)
Income tax benefit	—	—

Net loss	$(5,431,079)	$(3,603,001)

Net loss per common share, basic and diluted	$(0.03)	$(0.09)

Weighted-average common shares, basic and diluted	211,280,867	41,162,296

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Three Months Ended March 31, 2021
	Series A Preferred Shares	Series A Preferred Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2020	—	$—	204,629,064	$20,463	$164,182,917	$(132,061,267)	$32,142,113
Share-based compensation	—	—	—	—	422,000	—	422,000
Exercise of warrants	—	—	11,634,151	1,163	6,855,865	—	6,857,028
Exercise of stock options	—	—	61,681	6	75,897	—	75,903
Net loss	—	—	—	—	—	(5,431,079)	(5,431,079)
Balance as of March 31, 2021	—	$—	216,324,896	$21,632	$171,536,679	$(137,492,346)	$34,065,965

Three Months Ended March 31, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2019	39,477,667	$3,948	$60,946,816	$(70,564,778)	$(9,614,014)
Warrant exchange	1,847,309	185	690,654	—	690,839
Share-based compensation	—	—	276,000	—	276,000
Stock issuance costs - Warrant exchange (FN-1)	—	—	(300,000)	—	(300,000)
Net loss	—	—	—	(3,603,001)	(3,603,001)
Balance as of March 31, 2020	41,324,976	$4,133	$61,613,470	$(74,167,779)	$(12,550,176)

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(5,431,079)	$(3,603,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	422,000	276,000
Accrued interest on convertible notes	—	81,972
Amortization of debt discount	43,983	481,024
Depreciation	1,110	5,284
Change in fair value of derivative liabilities	(7,000)	(338,000)
Change in fair value of warrant liabilities	—	(1,578,800)
Warrant inducement expense	—	690,839
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(269,942)	66,841
Accounts payable	(117,269)	1,185,384
Accrued expenses and other liabilities	(866,315)	100,072
Accrued interest	(488)	—
Net cash used in operating activities	(6,225,000)	(2,632,385)
Cash flows from investing activities
Purchase of property and equipment	(5,012)	—
Net cash used in investing activities	(5,012)	—
Cash flows from financing activities
Borrowings from convertible notes	—	2,500,000
Payments of convertible notes	(58,199)	(1,469,804)
Payments of debt issuance costs	—	(23,000)
Proceeds from the exercise of stock options	75,903	—
Payment of offering costs	—	(300,000)
Proceeds from exercise of warrants	6,857,028	—
Net cash provided by financing activities	6,874,732	707,196
Net increase (decrease) in cash and cash equivalents	644,720	(1,925,189)
Cash and cash equivalents as of beginning of period	37,851,388	4,592,932
Cash and cash equivalents as of end of period	$38,496,108	$2,667,743

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$569	$54,578

Supplemental disclosure of non-cash financing activities
Non-cash addition of derivative liability	$—	$370,000
Addition of non-cash stock issuance and deferred offering costs	$142,333	$—

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

9 Meters Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on rare and unmet needs in gastroenterology. The Company’s pipeline includes drug candidates NM-002, a proprietary long-acting GLP-1 agonist for short bowel syndrome (SBS), an orphan designated disease, larazotide, a Phase 3 tight junction regulator being evaluated for celiac disease and three early-stage candidates for undisclosed rare and/or orphan diseases.

On April 30, 2020, the Company completed its merger with privately-held RDD Pharma, Ltd., an Israel corporation (“RDD”) (the “RDD Merger”) and changed its name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021.

Except as noted below under the section entitled “Recently Issued Accounting Standards—Accounting Pronouncements Adopted,” there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies disclosed in Note 1 of the Company’s financial statements for the years ended December 31, 2020 and 2019 included in the Company’s Annual Report on Form 10-K. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

Basis of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Shelf Registration Filing

On October 2, 2020, the Company filed a shelf registration statement that was declared effective on October 9, 2020 (the “Current Registration Statement”) and the previous shelf registration statement (the “Prior Registration Statement”) was terminated effective October 16, 2020. Pursuant to the Current Registration Statement, the Company may from time to time offer, issue and sell in one or more offerings of various types of securities up to an aggregate dollar amount of $200 million.

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement related to an “at-the-market” offering (“ATM”) pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist Securities, Inc. (previously SunTrust Robinson Humphrey), or Truist, as sales agent, for general corporate purposes (the “Sales Agreement”). In October 2020, the Company entered into an amendment to the Sales Agreement to reflect the termination of the Prior Registration Statement and effectiveness of the Current Registration Statement. During the three months ended March 31, 2021, the Company did not sell any shares under the Sales Agreement.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant Exchange

Pursuant to a securities purchase agreement entered into with certain institutional and accredited investors on April 29, 2019, the Company issued warrants with an initial exercise price of $2.13 per share and a term of five-and-a-half years (the “April Warrants”). In addition, the Company issued placement agent warrants on April 29, 2019 with an initial exercise price of $2.53 per share and a term of five years (the “Placement Agent Warrants”). On December 19, 2019, the Company and each of the purchasers of the April Warrants and the Placement Agent Warrants (collectively, the “Exchange Warrants”) entered into separate exchange agreements, pursuant to which the Company agreed to issue to the purchasers an aggregate of 5,441,023 shares of the Company’s common stock (the “Exchange Shares”), at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding Exchange Warrants. During the three months ended March 31, 2020, Exchange Warrants to purchase an aggregate of 1,539,424 shares were exchanged for 1,847,309 shares of the Company’s common stock. All of the April Warrants and Placement Agent Warrants were exchanged as of March 31, 2020.

Offer to Amend and Exercise

On February 12, 2020, the Company offered to amend certain outstanding warrants in the Offer to Amend and Exercise. The warrants amended included the short-term warrants issued in 2019 that were classified as warrant liabilities (the “Short-Term Warrants”), warrants classified as equity issued in 2018 and the outstanding long-term warrants issued in 2019 that were classified as warrant liabilities (collectively, the “Long-Term Warrants”). On April 29, 2020, Short-Term Warrants and Long-Term Warrants to purchase an aggregate of 12,230,418 shares were tendered, amended and exercised for $0.10 per share for aggregate gross proceeds of approximately $1.2 million. All of the warrants classified as warrant liabilities were fully exercised at an exercise price of $0.10 per share and as such, there were no warrant liabilities outstanding as of March 31, 2021 or December 31, 2020.

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

December 2020 Offering

On December 11, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with William Blair & Company, L.L.C. and Truist, as representatives of the several underwriters named therein (the “Underwriters”), in connection with the public offering of 46,153,847 shares of the Company’s common stock at a price of $0.65 per share, less underwriting discounts and commissions (the “December 2020 Offering”). Pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 6,923,077 shares of common stock at the same price, which the Underwriters exercised in full on December 14, 2020. On December 15, 2020, upon closing of the December 2020 Offering, the Company received net proceeds of approximately $32.0 million after deducting underwriting discounts and commissions and offering expenses. The shares issued in the December 2020 Offering were registered and sold under the Current Registration Statement.

Of the shares issued in the December 2020 Offering, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors purchased an aggregate of 446,153 shares of common stock in this offering at the public offering price and on the same terms as the other purchasers in the offering. The underwriters received the same underwriting

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The outbreak of COVID-19 began in December 2019 and on March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the Food and Drug Administration (the “FDA”) and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. The COVID-19 pandemic has led to slower enrollment in the Company’s Phase 3 registration trial for larazotide and could continue to directly or indirectly impact enrollment for the next several months and possibly longer. Patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to larazotide or the Company’s other product candidates. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital in the future, which could negatively impact the Company’s long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Areas of the financial statements where estimates may have the most significant effect include accrued expenses, share-based compensation, valuation of the derivative liability and warrant liabilities, valuation allowance for income tax assets, and management’s assessment of the Company’s ability to continue as a going concern. The Company considered the impact of the COVID-19 pandemic on its estimates and assumptions, and concluded there was not a material impact to its condensed consolidated financial statements as of and for the three months ended March 31, 2021. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

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

Accrued expenses consisted of the following:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2021 (Unaudited)	December 31, 2020
Accrued compensation and benefits	$697,376	$1,111,028
Accrued clinical expenses	3,764,663	4,042,277
Other accrued expenses	104,281	136,876
Total	$4,566,320	$5,290,181

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the condensed consolidated balance sheet at fair value. The Company’s derivative financial instruments consisted of embedded options in the Company’s convertible notes. The embedded derivatives included provisions that provided the noteholder with certain conversion and put rights at various conversion or redemption values as well as certain call options for the Company. See Note 4—Debt for further details.

Classification of Warrants
The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, to determine whether the warrants should be classified as equity or liability. Warrants that are freestanding financial instruments that contain net settlement options and may require the Company to settle these warrants in cash under certain circumstances are classified as liabilities. Warrant liabilities are initially recorded at fair value on the date of issuance and are subsequently re-measured to fair value at each balance sheet date until the warrant liabilities are exercised or settled. Changes in the fair value of warrant liabilities are recognized as a non-cash component of other income and expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company had no warrant liabilities as of March 31, 2021 or December 31, 2020.
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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Share-Based Compensation

The Company recognizes share-based compensation expense for grants of stock options based on the grant-date fair value of those awards using the Black-Scholes option-pricing model. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service period for awards with service conditions and graded vesting features. For awards with performance conditions, compensation cost is recognized from the time achievement of the performance criteria is probable over the expected term.

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
•Expected stock-price volatility.  Due to limited trading history as a public company, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term. In evaluating comparable companies, the Company considers factors such as industry, stage of life cycle, financial leverage, size and risk profile.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
•Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Due to limited history of stock option exercises, the Company estimates the expected term of employee stock options with service conditions based on the simplified method, which calculates the expected term as the average of the time-to-vesting and the contractual life of the options. Pursuant to Accounting Standards Update (“ASU”) 2018-07, the Company has elected to use the contractual life of the option as the expected term for non-employee options. The expected term for performance options is the longer of the explicit or implicit service period.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•Level 3 - defined as unobservable inputs in which little or no market data exists where valuations are derived from techniques in which one or more significant inputs are unobservable.

The fair value of the embedded derivative issued in connection with the Unsecured Convertible Note and the Additional Note, further described in Note 4—Debt, was determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivative associated with each note. As part of the MCS valuation, a discounted cash flow (“DCF”) model was used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity of the convertible debt and calculated discount rate, which includes an estimate of the Company’s specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including: (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate and (vi) the number of paths.

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The table below summarizes the valuation inputs into the MCS model for the derivative liability associated with the Unsecured Convertible Note and the Additional Note on their respective dates of issuance as of March 8, 2019 and January 10, 2020, respectively.

	Derivative Liability
	January 10,	March 8,
	2020	2019
Discount rate	21.6%	29.3%
Expected stock price volatility	103.9%	101.1%
Risk-free interest rate	1.6%	2.5%
Expected term	2 years	2 years
Price of the underlying common stock	$0.65	$1.99

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2020.

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$7,000	$7,000
Warrant liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$7,000	$7,000

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in fair value of the derivative liability classified in Level 3 during the three months ended March 31, 2021. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

Three Months Ended March 31, 2021
Beginning balance as of December 31, 2020	$7,000
Change in fair value of derivative liability	(7,000)
Ending balance as of March 31, 2021	$—

The amount of total gain for the period included in earnings attributable to the change in unrealized gains relating to the fair value liabilities still held at the end of the period	$—

The unrealized gain relating to the change in fair value of the derivative liability of $7,000 for the three months ended March 31, 2021 is included in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2020, the Company recognized a gain in fair value of warrant liabilities of approximately $1.6 million in the accompanying condensed consolidated statements of operations and comprehensive loss. There were no warrant liabilities outstanding as of March 31, 2021 or December 31, 2020, and as such, there was no gain or loss in fair value of warrant liabilities during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company recognized warrant inducement expense of approximately $0.7 million. There was no warrant inducement expense recognized during the three months ended March 31, 2021. The warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the Exchange Warrants.

The table below summarizes the range of valuation inputs into the Black-Scholes model for the Exchange Warrants on their date of issuance and immediately prior to the exchange.

	Exchange Warrants
	May 1, 2019	January 6, 2020
Conversion price	$2.13 - $2.53	$2.13
Expected stock price volatility	84.1%	87.3%
Risk-free interest rate	2.2%	1.7%
Expected term	5 - 5.5 years	4.9 years
Price of the underlying common stock	$1.54	$0.58

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of March 31, 2021 and December 31, 2020, the recorded values of cash and cash equivalents, restricted deposit, accounts payable, accrued expenses and convertible promissory notes approximated their fair values due to the short-term nature of the instruments.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees related to offerings or the Company’s shelf registration statement. Offering costs incurred prior to an offering are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. If the equity offering is not completed, any costs deferred will be expensed immediately upon termination of the offering.

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $99,000 and $85,000 for the three months ended March 31, 2021 and 2020, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the three months ended March 31, 2021 and 2020, 47.7 million and 21.2 million potentially dilutive securities related to warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

	Three Months Ended March 31,
	2021	2020
Options outstanding under the Private Innovate Plan	6,000,518	6,028,781
Options outstanding under the Omnibus Plan	13,601,796	2,717,870
Options outstanding under the Option Grant Agreements granted to RDD Employees	985,807	—
Warrants issued at a weighted-average exercise price of $55.31	154,403	154,403
Warrants issued at an exercise price of $2.54	2,233	349,555
Warrants issued at an exercise price of $3.18	113,980	1,410,358
Warrants issued at an exercise price of $0.5894	26,822,849	—
Short-term warrants issued at an exercise price of $4.00	—	4,181,068
Long-term warrants issued at a weighted-average exercise price of $2.30	—	6,405,644
Total	47,681,586	21,247,679

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 amends the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The Company adopted this guidance effective January 1, 2021 and the adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements being Evaluated

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact this standard will have on the Company’s condensed consolidated financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

As of March 31, 2021, the Company had cash and cash equivalents of approximately $38.5 million. In addition, the Company received net proceeds of approximately $31.5 million from the April 2021 Offering described in Note 9—Subsequent Events. Based on current projections, the Company believes it has available resources to provide sufficient cash to satisfy its operational needs for at least one year from the date these financial statements are issued.

The Company expects to incur substantial losses in the future as it conducts planned operating activities. Based on the Company’s limited operating history, recurring negative cash flows from operations, current plans and available resources, the Company will need substantial additional funding to support future operating activities. There can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, on a timely basis or at all. The failure to obtain sufficient additional funding or enter into strategic partnerships could adversely affect the Company’s ability to achieve its business objectives and product development timelines and could have a material adverse effect on the Company’s results of operations. If the Company raises additional funds through the issuance of equity securities, substantial dilution to the Company’s existing shareholders would likely result.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4: DEBT

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

As a result of the redemption features of the Unsecured Convertible Note, the Company amortized the debt issuance costs and accreted the OID to interest expense over the estimated redemption period of 15 months, using the effective interest method. The various conversion and redemption features contained in the Unsecured Convertible Note were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $1.3 million. Amortization of the debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $0.4 million for the three months ended March 31, 2020. The Unsecured Convertible Note was fully accreted as of June 30, 2020.

The Unsecured Convertible Note bore interest at the rate of 10% per annum, compounding on a daily basis. During the three months ended March 31, 2020, the Company made principal payments in cash of $1.5 million. The Unsecured Convertible Note was paid in full as of December 31, 2020.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization of debt discount and accretion of the OID for the Additional Note recorded as interest expense was approximately $44,000 and $108,000 for the three months ended March 31, 2021 and 2020, respectively.

The Additional Note bore interest at the rate of 10% per annum, compounding on a daily basis. During the three months ended March 31, 2021, the Company paid the remaining balance of principal and interest on the Additional Note of approximately $59,000 in cash. There were no principal payments made on the Additional Note during the three months ended March 31, 2020.

The Additional Note was paid in full as of March 31, 2021. The convertible notes payable as of December 31, 2020 consisted of the following:

December 31, 2020
Convertible Notes	$8,400,000
Less: principal payments of debt	(8,341,801)
Less: unamortized debt discount and OID accretion	(43,983)
Total	$14,216

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreed to pay Amunix certain royalty payments and $60.1 million in milestone payments upon achievement of future development and sales milestones in the U.S. and major EU countries.

As consideration under the Cedars License, we agreed to pay Cedars certain royalty payments and approximately $9.4 million in milestone payments upon achievement of future development and sales milestones.

There were no milestone fees incurred during the three months ended March 31, 2021 and 2020.

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

There were no shares of preferred stock issued and outstanding as of March 31, 2021 or December 31, 2020.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were 216,324,896 and 204,629,064 shares of common stock outstanding as of March 31, 2021 and December 31, 2020, respectively. The Company had reserved shares of common stock for future issuance as follows:

	March 31,	December 31,
	2021 (Unaudited)	2020
Outstanding stock options	20,588,121	17,641,380
Warrants to purchase common stock	27,093,465	38,727,616
Restricted stock units subject to vesting	203,667	203,667
Shares issuable upon conversion of convertible debt	—	18,057
For possible future issuance under the Omnibus Plan	6,562,377	9,576,451
Total common shares reserved for future issuance	54,447,630	66,167,171

The Company entered into a sales agreement dated July 22, 2020, as amended on October 2, 2020, with Truist relating to an ATM pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist, as sales agent, for general corporate purposes (the “2020 ATM”). During the three months ended March 31, 2021 and 2020, there were no shares sold under the 2020 ATM. Pursuant to the sales agreement, the Company will pay Truist a commission rate of 3.0% of the gross proceeds from the sale of any shares of common stock under the 2020 ATM.

NOTE 7: SHARE-BASED COMPENSATION

The Company has two stock option plans in existence: the 2012 Omnibus Incentive Plan, as amended (the “Omnibus Plan”) and the Innovate 2015 Stock Incentive Plan (the “Private Innovate Plan”). In addition, the Company assumed 1,014,173 options in accordance with the terms of the RDD Merger Agreement. The Company’s stock options typically vest over a period of three or four years and typically have a maximum term of ten years.

The shares reserved for issuance under the Omnibus Plan automatically increase on the first day of each calendar year beginning in 2019 and ending in 2022 by an amount equal to the lesser of (i) five percent of the number of shares of common stock outstanding as of December 31st of the immediately preceding calendar year or (ii) such lesser number of shares of common stock as determined by the Board (the “Evergreen Provision”). On January 1, 2020, the number of shares of common stock available under the Omnibus Plan automatically increased by 1,973,883, pursuant to the Evergreen Provision. Additionally, on June 30, 2020, stockholders approved an amendment to the Omnibus Plan to increase the aggregate number of shares of common stock available under the Omnibus Plan by 15,000,000 shares. The board of directors elected to forgo the increase from the Evergreen Provision that would have increased the option pool by 5% of the shares of common stock outstanding on January 1, 2021.

Private Innovate Plan

As of March 31, 2021, there were 6,000,518 stock options outstanding under the Private Innovate Plan. Since 2018, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	6,028,781	$1.53	$1,080,474	3.2
Options granted	—	—
Options forfeited	(5,652)	2.08
Options exercised	(22,611)	2.08
Outstanding at March 31, 2021	6,000,518	1.52	1,682,283	2.9
Exercisable at March 31, 2021	6,000,518	1.52	1,682,283	2.9
Vested and expected to vest at March 31, 2021	6,000,518	$1.52	$1,682,283	2.9

There were no options granted under the Private Innovate Plan during the three months ended March 31, 2021 and 2020.

The total fair value of stock option awards vested during the three months ended March 31, 2021 under the Private Innovate Plan was approximately $49,000. As of March 31, 2021, there was no unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan as all of the outstanding options are fully vested as of March 31, 2021.

The Private Innovate Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors.

Omnibus Plan

As of March 31, 2021, there were options to purchase 13,601,796 shares of the Company’s common stock outstanding under the Omnibus Plan and 6,562,377 shares available for future grants under the Omnibus Plan.

The range of assumptions used in estimating the fair value of the options granted under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended March 31,
	2021	2020
Expected dividend yield	0%	0%
Expected stock-price volatility	68% - 85%	—%
Risk-free interest rate	0.1% - 0.9%	—%
Expected term of options (in years)	5.8 - 6.1 years	0

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Amended Omnibus Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	10,598,426	$1.01	$1,490,488	9.2
Options granted	3,132,130	1.78
Options forfeited	(118,056)	0.65
Options exercised	(10,704)	0.73
Outstanding at March 31, 2021	13,601,796	1.19	3,909,934	9.2
Exercisable at March 31, 2021	4,657,871	1.34	1,372,237	8.4
Vested and expected to vest at March 31, 2021	12,856,677	$1.18	$3,718,449	9.1

The weighted-average grant date fair value of options granted under the Omnibus Plan was $0.85 during the three months ended March 31, 2021. There were no options granted or exercised under the Omnibus Plan during the three months ended March 31, 2020. The total intrinsic value of options exercised was approximately $13,000 during the three months ended March 31, 2021.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $66,000 during the three months ended March 31, 2021. As of March 31, 2021, there was approximately $5.4 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted average period of 3.6 years.

There were no RSUs granted during the three months ended March 31, 2021 and 2020. There were 203,667 RSUs unvested as of March 31, 2021 and December 31, 2020 with a weighted-average grant date fair value of $1.07 per share. The Company recognized share-based compensation expense for RSUs of approximately $52,000 and $17,000 during the three months ended March 31, 2021 and 2020, respectively.

RDD Option Grants

Pursuant to the RDD Merger Agreement, the Company assumed 1,014,173 option grant agreements awarded to RDD employees upon consummation of the RDD Merger (the “RDD Options”) on April 30, 2020. There were 985,807 RDD Options outstanding as of March 31, 2021 at a weighted-average exercise price of $0.63 per share. All of the RDD Options are fully vested and there were no RDD Options vested during the three months ended March 31, 2021 and 2020.

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	1,014,173	$0.63	$228,860	4.3
Options granted	—	—
Options forfeited	—	—
Options exercised	(28,366)	0.74
Outstanding at March 31, 2021	985,807	0.63	532,071	4.1
Exercisable at March 31, 2021	985,807	0.63	532,071	4.1
Vested and expected to vest at March 31, 2021	985,807	$0.63	$532,071	4.1

During the three months ended March 31, 2021, there were 28,366 RDD Options exercised at a weighted-average exercise price of $0.74. The total intrinsic value of RDD Options exercised was approximately $27,000 during the three months ended March 31, 2021.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense

Total share-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$162,000	$128,000
General and administrative	260,000	148,000
Total share-based compensation	$422,000	$276,000

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

Periodically, the Company enters into separation and general release agreements with former executives of the Company that include separation benefits consistent with the former executives’ employment agreements. There was no severance expense recognized during the three months ended March 31, 2021 or 2020. The accrued severance obligation outstanding as of March 31, 2021 was less than $0.1 million.

Related Party Transactions

Michael Rice, a member of our Board since March 2021, is a Founding Partner of LifeSci Advisors, LLC and LifeSci Communications, LLC. Prior to his becoming a director, on April 1, 2020 the Company entered into a master services agreement with both LifeSci Advisors, LLC and LifeSci Communications, LLC, to provide investor relations and public relations services, respectively. During the three months ended March 31, 2021, the Company incurred expenses of approximately $61,000 and $77,000 with LifeSci Advisors, LLC and LifeSci Communications, LLC, respectively. There were no expenses incurred with LifeSci Advisors, LLC or LifeSci Communications, LLC during the three months ended March 31, 2020.

Office Lease

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
Operating lease cost under ASC 842 was approximately $18,000 and $15,000 for the three months ended March 31, 2021 and 2020, respectively. Operating lease cost is included in general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the three months ended March 31, 2021.
Future minimum payments under the Company’s lease liability were as follows:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31,	Operating Leases
2021	$54,000
2022	72,000
2023	72,000
2024	54,000
Total lease payment	252,000
Less: imputed interest	(47,052)
Total	$204,948
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

NOTE 9: SUBSEQUENT EVENTS

April 2021 Offering

On March 30, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets, Inc., William Blair & Company, L.L.C. and Truist, as representatives of the several underwriters named therein (the “Underwriters”), in connection with the public offering of 30,000,000 shares of the Company’s common stock at a price of $1.00 per share, less underwriting discounts and commissions (the “April 2021 Offering”). Pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 4,500,000 shares of common stock at the same price, which the Underwriters exercised in full on March 31, 2021. On April 5, 2021, upon closing of the April 2021 Offering, the Company received net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions and offering expenses. The shares issued in the April 2021 Offering were registered and sold under the Current Registration Statement.

Of the shares issued in the April 2021 offering, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors purchased an aggregate of 450,000 shares of common stock in this offering at the public offering price and on the same terms as the other purchasers in the offering. The underwriters received the same underwriting discount on the shares purchased by the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors.

Option Modification

On April 23, 2021, the Company’s Board approved the extension of the exercise periods of certain option holders’ vested options for an additional twelve months. Pursuant to the Board’s approval, options to purchase 1,708,270 shares of the Company’s common stock were extended. All other terms of the options remain unchanged.

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

These forward-looking statements are based on our current expectations and beliefs and necessarily involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to the potential effects of the ongoing coronavirus pandemic and related mitigation efforts on the Company's clinical, financial and operational activities; expectations regarding future financings; the future operations of the Company; the nature, strategy and focus of the Company; the development and commercial potential and potential benefits of any product candidates of the Company; anticipated preclinical and clinical drug development activities and related timelines, including the expected timing for data and other clinical and preclinical results; risks related to our limited operating history; our need for substantial additional funding; results of earlier studies and trials not being predictive of future trial results; our need to attract and retain senior management and key scientific personnel; the Company's continued listing on Nasdaq; our ability to manage our growth; our ability to obtain and maintain effective intellectual property protection; and other risks described in greater detail in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context otherwise requires, as used in this report, the words “we,” “us,” “our,” the “Company” and “9 Meters” refer to 9 Meters Biopharma, Inc. The following analysis includes historical results and periods that ended prior to the completion of the RDD Merger on April 30, 2020, and therefore only include the historical results of the Company prior to that date.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K, filed with the SEC on March 22, 2021.

Overview

9 Meters is a clinical-stage biopharmaceutical company focused on rare and unmet needs in gastroenterology. Our pipeline includes drug candidates for short bowel syndrome (SBS), celiac disease, and three early-stage candidates for undisclosed rare and/or unmet needs. Our current product development pipeline is described in the table below:

NM-002 for the Treatment of Short Bowel Syndrome

NM-002 is a long-acting injectable glucagon-like-peptide-1 (“GLP-1”) analogue being developed for SBS, a debilitating orphan disease with an underserved market. It affects up to 20,000 adults in the U.S., with similar prevalence in Europe. Patients with SBS cannot absorb enough water, vitamins, protein, fat, calories and other nutrients from food. It is a severe disease with life changing consequences, such as impaired intestinal absorption, diarrhea and metabolic complications. A portion of patients have life-long dependency on Parenteral Support (PS) to survive with risk of life-threatening infections and extra-organ impairment. NM-002 links exenatide, a GLP-1 analogue, to a long-acting linker technology and is designed specifically to address the gastric effects in SBS patients by slowing digestive transit time. The asset uses proprietary XTEN® technology to extend the half-life of exenatide, allowing for once-to twice-per-month dosing, thus potentially increasing convenience for patients and caregivers. NM-002 is patent-protected and has received orphan drug designation by the U.S. Food and Drug Administration (“FDA”). We dosed our first patients in a Phase 1b/2a study in adult patients suffering from SBS in July 2020.

We announced top-line results from our ongoing Phase 1b/2a clinical trial for NM-002 in SBS in the fourth quarter of 2020. The study met its primary objective as NM-002 demonstrated excellent safety and tolerability. In addition, NM-002 demonstrated a clinically relevant improvement in total stool output (TSO) volume within 48 hours of first dose. The Phase 1b/2a clinical trial was an open-label, two-dose study evaluating the safety and tolerability of three escalating fixed doses of NM-002 (50 mg, 100 mg, 150 mg) in 9 adults with SBS for 56 days. The trial was conducted at Cedars-Sinai Medical Center. Patients in each of the three cohorts received two subcutaneous doses two weeks apart with six weeks of subsequent follow-up. The study assessed the safety and tolerability of repeated doses on Days 1 and 15 at each dose level. Because reduced TSO volume and bowel movement frequency are correlated with improved intestinal absorption and potentially less need for intravenous supplementation for nutrition and hydration, these were key secondary objectives in the trial. The primary purpose of this open-label Phase 1b/2a trial was to assess the compound’s safety and potential efficacy in order to inform future development.

NM-002 was generally safe and well tolerated: 17 treatment-emergent adverse events (TEAEs) were observed in 9 patients, 15 of which were mild, transient and self-limited without further intervention. The majority of TEAEs were GI-related (nausea and vomiting).

Importantly, 8 of the 9 patients experienced meaningful declines in TSO following each dose, relative to a baseline output. The rapid onset of clinical improvements in stool volumes, as observed in all 9 patients having substantial reductions in stool output within 48 hours of the first dose, shows the potential for NM-002 to address the primary problem of chronic malabsorptive diarrhea in SBS patients. Additionally, four of seven patients showed reductions in bowel movement frequency after one dose and five of six evaluable patients showed reductions in bowel movement frequency after the second dose. Furthermore, of the five patients on PS in the trial, two patients showed reduction in PS after each dose. Results of the short-form health survey quality of life instrument demonstrated directional improvement in multiple elements of health status over the course of the trial. The short-form health survey, or SF-36, is a set of generic, coherent and easily administered quality-of-

life measures. These measures rely upon patient self-reporting and are now widely utilized by managed care organizations and by Medicare for routine monitoring and assessment of care outcomes in adult patients.

Following communication from the FDA in the first quarter of 2021, we plan to initiate a Phase 2 trial of NM-002 for the treatment of SBS in the second quarter of 2021 in approximately 22 patients using TSO as the primary efficacy outcome measure. This trial is planned to be a multi-center, double-blind, double-dummy, randomized placebo-controlled trial. The FDA has provided global anchor questions and specific guidance for performance of exit interviews to support clinical meaningfulness of observed efficacy. We anticipate topline results from the Phase 2 trial in the fourth quarter of 2021 and, if successful, we plan to initiate a Phase 3 trial in the fourth quarter of 2021.

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

NM-001 (Larazotide) for Celiac Disease

In 2019, we initiated a Phase 3 clinical trial for our co-lead drug candidate, larazotide acetate or larazotide, for the treatment of celiac disease. Larazotide has the potential to be a first-to-market therapeutic for celiac disease, an unmet medical need affecting an estimated 1% of the U.S. population, or more than 3 million individuals. Patients with celiac disease have no treatment alternative other than a strict lifelong adherence to a gluten-free diet, which is difficult to maintain and can be deficient in key nutrients. In celiac disease, larazotide is the only drug which has successfully met its primary clinical efficacy endpoint with statistical significance in a Phase 2b efficacy trial, which was comprised of 342 patients. We completed the End of Phase 2 meeting with the FDA for the treatment of celiac disease with larazotide and received Fast Track designation. Larazotide has been shown to be safe and effective after being tested in several clinical trials involving nearly 600 patients, most recently in the Phase 2b trial for celiac disease.

We have approximately 110 active clinical trial sites in our Phase 3 trial with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. In addition, after consultation with the FDA, the analytical approach to the primary endpoint was modified to perform a continuous variable analysis instead of a responder analysis of the primary efficacy outcome. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525. Site activation and patient enrollment have been impacted by the COVID-19 pandemic. We continue to monitor the evolving situation with COVID-19, which is likely to directly or indirectly impact the pace of enrollment over the next several months. Given challenges in enrollment related to the COVID-19 pandemic, interim results and topline data readouts are now anticipated in 2022. Recently, we engaged Beyond Celiac, a leading non-profit patient advocacy group, to identify potential and appropriate patients for enrollment in the Phase 3 trial. We are planning to implement multiple additional measures to potentially enhance enrollment. We do not expect these measures to be implemented until COVID-19 restrictions are significantly lifted.

NM-003 Long-Acting GLP-2

NM-003 is a proprietary long-acting glucagon-like-peptide (“GLP-2”) receptor agonist with improved serum half-life compared with short-acting versions. On December 9, 2020, we announced that the FDA has granted orphan drug designation to NM-003 for prevention of acute graft versus host disease. NM-003, also called teduglutide, utilizes proprietary XTEN® technology to extend circulating half-life. NM-003 is currently undergoing an indication selection process through an ongoing probability of technical and regulatory success analysis, and based on the results of that process we intend to progress NM-003 through a clinical and regulatory pathway in an undisclosed orphan and rare GI indication.

NM-102 Tight Junction Microbiome Modulator

NM-102, a small molecule peptide, is being developed as a potential microbiome modulator and undergoing an indication selection process. NM-102 is a long-acting, degradation-resistant peptide, believed to be gut-restricted, and presumed to prevent gut microbial metabolites and antigens from trafficking into systemic circulation. NM-102 is expected to enter an IND-enabling pathway in a rare and/or orphan indication in the third quarter of 2021.

NM-004 Immunomodulator

NM-004 is a double-cleaved mesalamine with an immunomodulator. NM-004 is currently undergoing an indication selection process through an ongoing probability of technical and regulatory success analysis, and based on the results of that process, we intend to progress NM-004 through a clinical and regulatory pathway in an undisclosed orphan and rare GI indication.

Corporate Development

December 2020 Offering

On December 11, 2020, we entered into an underwriting agreement with William Blair & Company, L.L.C. and Truist Securities, Inc., as representatives of the several underwriters named therein, in connection with the public offering of 46,153,847 shares of our common stock, at a price of $0.65 per share, less underwriting discounts and commissions (the “December 2020 Offering”). Pursuant to the terms of the underwriting agreement, we granted the underwriters a 30-day option to purchase up to an additional 6,923,077 shares of common stock at the same price, which the underwriters exercised in full on December 14, 2020. On December 15, 2020, upon closing of the December 2020 Offering, we received net proceeds of approximately $32.0 million after deducting underwriting discounts and commissions and offering expenses.

April 2021 Offering

On March 30, 2021, we entered into an underwriting agreement with Citigroup Global Markets, Inc., William Blair & Company, L.L.C. and Truist, as representatives of the several underwriters named therein, in connection with the public offering of 30,000,000 shares of our common stock at a price of $1.00 per share, less underwriting discounts and commissions (the “April 2021 Offering”). Pursuant to the terms of the underwriting agreement, we granted the underwriters a 30-day option to purchase up to an additional 4,500,000 shares of common stock at the same price, which the underwriters exercised in full on March 31, 2021. On April 5, 2021, upon closing of the April 2021 Offering, we received net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions and offering expenses.

Financial Overview

Since our inception, we have focused our efforts and resources on identifying and developing our research and development programs. We have not had any products approved for commercial sale and have incurred operating losses in each year since inception. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have financed our operations primarily through public offerings of equity securities and private placements of convertible debt and equity securities. In April 2021, we received net proceeds of approximately $31.5 million in the April 2021 Offering described above.

As of March 31, 2021, we had an accumulated deficit of $137.5 million. We incurred net losses of $5.4 million and $3.6 million during the three months ended March 31, 2021 and 2020, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

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

COVID-19

The effect of the COVID-19 pandemic and its associated restrictions has increased and may continue to increase the expected development timelines and the anticipated aggregate costs for our product candidates by, among other things, causing disruptions in the supply chain for clinical supplies, delays in the timing and pace of subject enrollment in clinical trials and lower than anticipated subject enrollment and completion rates, delays in the review and approval of our regulatory submissions by the FDA and other agencies with respect to our product candidates, and other unforeseen disruptions. Site activation and patient enrollment have been impacted by the COVID-19 pandemic and could continue to be impacted by the pandemic over the next several months. We are working closely with our clinical trial sites and product candidate manufacturers to ensure that patient safety and clinical supply of our product candidates are not adversely impacted by the pandemic. In response to the COVID-19 pandemic, we put in place several safety measures for our employees, patients, healthcare providers and suppliers. These measures included, but were not limited to, substantially restricting travel, limiting access to our corporate office, including allowing employees to work remotely, providing personal protective equipment to employees, investigator sites and third-party vendors, implementing social distancing protocols, and coordinating safety protocols with our investigator sites.

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

The economic impact of the COVID-19 pandemic and its effect on capital markets and investor sentiment may adversely impact our ability to raise capital when needed or on acceptable terms to fund our development programs and operations. However, we recently closed public offerings and received net proceeds of approximately $31.5 million in April 2021 and $32.0 million in December 2020, which we plan to use to conduct the Phase 2 trial in SBS and continue progression of our Phase 3 trial in celiac disease. In addition, we are developing two early-stage product candidates that are expected to be IND-enabling in 2021.

We do not yet know the full extent of potential delays or impacts on our business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole due to the COVID-19 pandemic. However, these effects could have a material adverse impact on our business and financial condition.

Research and Development Updates

In December 2020, we announced positive top-line results in our Phase 1b/2a clinical trial for the treatment of SBS. NM-002 was generally safe and well tolerated and 8 of the 9 patients experienced meaningful declines in TSO following each dose, relative to a baseline output. The rapid onset of clinical improvements in stool volumes, as observed in all 9 patients having substantial reductions in stool output within 48 hours of the first dose, shows the potential for NM-002 to address the primary problem of chronic malabsorptive diarrhea in SBS patients. Following communication from the FDA in the first quarter of 2021, we plan to initiate a Phase 2 trial of NM-002 for the treatment of SBS in the second quarter of 2021 in approximately 22 patients using TSO as the primary efficacy outcome measure. The trial is planned to be a multi-center, double-blind, double-dummy, randomized placebo-controlled trial. The FDA has provided global anchor questions and specific guidance for performance of exit interviews to support clinical meaningfulness of observed efficacy. We recently entered into a collaboration with the Duke Clinical Research Institute to support our Phase 2 trial in SBS.

We continue to enroll patients in our Phase 3 clinical trial of larazotide in adult patients with celiac disease. We have approximately 110 active clinical trial sites with three parallel treatment groups, 0.25 mg of larazotide tid, 0.5 mg of larazotide tid and a placebo arm. We currently anticipate a readout from the trial in 2022. In May 2020, we received a thorough QT (TQT) study waiver from the FDA for the Phase 3 trial of larazotide in celiac disease. The waiver supports larazotide’s strong precedent of safety and could potentially streamline the program’s timeline and cost effectiveness. In addition, after consultation with the FDA, the definition of the primary endpoint was modified to utilize a continuous variable instead of a responder analysis. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525. Recently, we engaged Beyond Celiac, a leading non-profit patient advocacy group, to identify potential and appropriate patients for enrollment in the Phase 3 trial. In addition, we entered into a collaboration with the Celiac Disease Foundation to support enrollment in the trial. We are planning to implement several additional measures to potentially enhance enrollment. We do not expect these measures to be implemented until COVID-19 restrictions are significantly lifted.

NM-003, NM-102 and NM-004, further described above in the section titled “Overview,” are currently being evaluated for development in rare and/or orphan indications via an ongoing probability of technical and regulatory success analysis. NM-003 and NM-102 are expected to be IND-enabling in the third quarter of 2021.

Critical Accounting Policies and Use of Estimates

Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

Critical Accounting Policies

Areas of the financial statements where estimates may have the most significant effect include acquired in-process research and development, fair value measurements, accrued expenses, share-based compensation, income taxes and management’s assessment of our ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. There have been no material changes to our critical accounting policies described in "Critical Accounting Policies and Use of Estimates" of the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth the key components of our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating expenses:
Research and development	$3,190,302	$2,598,985	$591,317	23%
General and administrative	2,208,800	1,669,807	538,993	32%
Warrant inducement expense	—	690,839	(690,839)	(100)%
Total operating expenses	5,399,102	4,959,631	439,471	9%

Loss from operations	(5,399,102)	(4,959,631)	(439,471)	(9)%
Total other income (expense), net	(31,977)	1,356,630	(1,388,607)	(102)%

Net loss	$(5,431,079)	$(3,603,001)	$(1,828,078)	(51)%

Research and Development Expense

Research and development expense for the three months ended March 31, 2021, increased approximately $0.6 million, or 23%, as compared to the three months ended March 31, 2020. The increase was driven primarily by an increase in personnel costs and benefits associated with our research and development personnel of approximately $0.3 million due to the addition of personnel since the first quarter of 2020. In addition, subsequent to the RDD Merger in May 2020, we began clinical development of NM-002 for the treatment of short bowel syndrome which resulted in an increase of approximately $0.8 million in research and development costs. Non-cash stock compensation expense associated with our research and development personnel increased by less than $0.1 million. These increases were offset by a decrease of approximately $0.6 million in clinical development costs associated with NM-001, primarily due to significant start-up costs incurred with our former clinical research organization during the three months ended March 31, 2020.

	Three Months Ended March 31,
	2021	2020
Research and development expenses:
NM-001 Celiac Disease	$1,546,152	$2,194,392
NM-002 Short Bowel Syndrome	788,960	—
Other research and development expenses	855,190	404,593
Total research and development expenses	$3,190,302	$2,598,985

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2021, increased by approximately $0.5 million, or 32%, as compared to the three months ended March 31, 2020. The increase was primarily due to an increase in personnel costs and benefits of approximately $0.4 million. The increase in personnel costs was due to the addition of general and administrative personnel since the first quarter of 2020 as well as compensation increases. In addition, non-cash stock compensation expense increased by approximately $0.1 million primarily due to an increase in the fair value of the underlying common stock. Other general corporate fees and market research increased by approximately $0.2 million. These increases were offset by a decrease in professional fees of approximately $0.2 million.

Warrant Inducement Expense

During the three months ended March 31, 2020, we recognized warrant inducement expense of approximately $0.7 million. There was no warrant inducement expense incurred during the three months ended March 31, 2021. The warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the April Warrants exchanged for 1.2 shares of our common stock per warrant, further described in “Note 1—Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2021, changed by approximately $1.4 million, or 102%, as compared to the three months ended March 31, 2020. The decrease in other income is primarily due to a non-cash gain on fair value of the warrant liabilities of $1.6 million recognized during the three months ended March 31, 2020. There were no warrant liabilities outstanding during the three months ended March 31, 2021. In addition, other income decreased by approximately $0.3 million related to the non-cash gain on fair value of the derivative liabilities. The decrease in other income was offset by a decrease in interest expense of approximately $0.5 million due to paying the Unsecured Convertible Note and Additional Note in full in September 2020 and January 2021, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2021, we had cash and cash equivalents of approximately $38.5 million, compared to approximately $37.9 million as of December 31, 2020. The increase in cash and cash equivalents was primarily due to the net proceeds received from warrant exercises of approximately $6.9 million. This increase in cash was offset by expenditures for business operations, research and development and clinical trial costs, including preparation for the Phase 2 trial in SBS.

On April 5, 2021, we closed a public offering of 34,500,000 shares of our common stock at a price of $1.00 per share, less underwriting discounts and commissions. We received net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions and offering expenses. Based on current projections, we believe we have sufficient cash resources to satisfy our operational needs for at least one year from the date of these financial statements included in this Quarterly Report on Form 10-Q.

To date, we have not generated revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We expect to incur substantial expenditures in the foreseeable future for the continued development and clinical trials of our product candidates. We will continue to require additional financing to develop and eventually commercialize our product candidates. Our future liquidity and capital requirements will depend on a number of factors, including the outcome of our clinical trials, which could be delayed due to the ongoing COVID-19 pandemic and our ability to complete the development and commercialization of our products. There are a number of variables beyond our control including the timing, success and overall expense associated with our clinical trials. Consequently, there can be no assurance that we will be able to achieve our objectives and we may need to seek additional equity or debt financings. If we are unable to raise additional funds when needed, our ability to develop our product candidates will be impaired. We may also be required to delay, reduce or terminate some or all of our development programs and clinical trials. If we raise additional funds through the issuance of equity securities, substantial dilution to our existing shareholders would likely occur.

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(6,225,000)	$(2,632,385)
Investing activities	(5,012)	—
Financing activities	6,874,732	707,196
Net increase (decrease) in cash and cash equivalents	$644,720	$(1,925,189)

Operating Activities

For the three months ended March 31, 2021, our net cash used in operating activities of approximately $6.2 million primarily consisted of a net loss of $5.4 million and the net change in operating assets and liabilities of approximately $1.3 million. These changes were offset by the adjustment for non-cash share-based compensation of approximately $0.4 million and non-cash interest expense of less than $0.1 million.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 represents the purchase of property and equipment of approximately $5,000. There were no cash flows from investing activities for the three months ended March 31, 2020.

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities of approximately $6.9 million primarily consisted of proceeds of approximately $6.9 million from the exercise of warrants and proceeds of approximately $0.1 million from the exercise of stock options. These increases were offset by a decrease of approximately $0.1 million in repayments of debt.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, there were no material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal or governmental regulatory proceedings, nor is our management aware of any pending or threatened legal or government regulatory proceedings proposed to be initiated against us that would have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021.

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

9 METERS BIOPHARMA, INC.
a Delaware corporation

Date:	May 13, 2021	By:	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Principal Accounting Officer)