Form 10-Q
period 2021-06-30
9 METERS BIOPHARMA, INC.
filed 2021-08-12
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
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

As of August 10, 2021, the registrant had 254,753,151 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

9 METERS BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$64,023,462	$37,851,388
Restricted deposit	75,000	75,000
Prepaid expenses and other current assets	1,684,227	1,000,587
Total current assets	65,782,689	38,926,975

Property and equipment, net	14,752	11,191
Right-of-use asset	191,418	214,767
Other assets	5,580	5,580
Total assets	$65,994,439	$39,158,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,635,575	$1,487,948
Accrued expenses	5,027,975	5,290,181
Convertible note payable, net	—	14,216
Derivative liability	—	7,000
Accrued interest	—	488
Lease liability, current portion	51,621	48,629
Total current liabilities	6,715,171	6,848,462
Lease liability, net of current portion	141,358	167,938
Total liabilities	6,856,529	7,016,400

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock $0.0001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2021 (unaudited) and December 31, 2020	—	—
Common stock $0.0001 par value per share, 550,000,000 and 350,000,000 shares authorized as of June 30, 2021 (unaudited) and December 31, 2020, respectively; 252,235,940 and 204,629,064 shares issued and outstanding as of June 30, 2021 (unaudited) and December 31, 2020, respectively	25,224	20,463
Additional paid-in capital	204,858,142	164,182,917
Accumulated deficit	(145,745,456)	(132,061,267)
Total stockholders’ equity	59,137,910	32,142,113
Total liabilities and stockholders’ equity	$65,994,439	$39,158,513
See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,707,290	$444,817	$8,897,592	$3,043,802
Acquired in-process research and development	—	32,266,893	—	32,266,893
General and administrative	2,551,171	5,659,721	4,759,971	7,329,528
Warrant inducement expense	—	6,467,048	—	7,157,887
Total operating expenses	8,258,461	44,838,479	13,657,563	49,798,110

Loss from operations	(8,258,461)	(44,838,479)	(13,657,563)	(49,798,110)

Other income (expense):
Interest income	6,505	8,550	11,592	21,365
Interest expense	(1,154)	(1,019,307)	(45,218)	(1,592,292)
Change in fair value of derivative liabilities	—	193,000	7,000	531,000
Change in fair value of warrant liabilities	—	1,058,700	—	2,637,500
Total other income (expense), net	5,351	240,943	(26,626)	1,597,573

Loss before income taxes	(8,253,110)	(44,597,536)	(13,684,189)	(48,200,537)
Income tax benefit	—	—	—	—

Net loss	$(8,253,110)	$(44,597,536)	$(13,684,189)	$(48,200,537)

Net loss per common share, basic and diluted	$(0.03)	$(0.57)	$(0.06)	$(0.81)

Weighted-average common shares, basic and diluted	249,552,315	78,584,900	230,522,313	59,873,598

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Three and Six Months Ended June 30, 2021
	Series A Preferred Shares	Series A Preferred Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2020	—	$—	204,629,064	$20,463	$164,182,917	$(132,061,267)	$32,142,113
Share-based compensation	—	—	—	—	422,000	—	422,000
Exercise of warrants	—	—	11,634,151	1,163	6,855,865	—	6,857,028
Exercise of stock options	—	—	61,681	6	75,897	—	75,903
Net loss	—	—	—	—	—	(5,431,079)	(5,431,079)
Balance as of March 31, 2021	—	—	216,324,896	21,632	171,536,679	(137,492,346)	34,065,965
Issuance of common stock	—	—	34,500,000	3,450	34,496,550	—	34,500,000
Stock issuance costs	—	—	—	—	(2,901,123)	—	(2,901,123)
Share-based compensation	—	—	—	—	937,000	—	937,000
Exercise of warrants	—	—	1,134,100	114	668,325	—	668,439
Exercise of stock options	—	—	276,944	28	120,711	—	120,739
Net loss	—	—	—	—	—	(8,253,110)	(8,253,110)
Balance as of June 30, 2021	—	$—	252,235,940	$25,224	$204,858,142	$(145,745,456)	$59,137,910

 See accompanying notes to these condensed consolidated financial statements.

Three and Six Months Ended June 30, 2020
	Series A Preferred Shares	Series A Preferred Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2019	—	$—	39,477,667	$3,948	$60,946,816	$(70,564,778)	$(9,614,014)
Warrant exchange	—	—	1,847,309	185	690,654	—	690,839
Share-based compensation	—	—	—	—	276,000	—	276,000
Stock issuance costs - Warrant exchange (FN-1)	—	—	—	—	(300,000)	—	(300,000)
Net loss	—	—	—	—	—	(3,603,001)	(3,603,001)
Balance as of March 31, 2020	—	—	41,324,976	4,133	61,613,470	(74,167,779)	(12,550,176)
Issuance of common stock (RDD & Naia mergers)	—	—	42,695,948	4,270	28,749,756	—	28,754,026
Issuance of preferred stock and warrants (FN-1)	382,779	38	—	—	22,560,956	—	22,560,994
Stock issuance costs	—	—	—	—	(3,589,703)	—	(3,589,703)
Share-based compensation	—	—	—	—	4,021,000	—	4,021,000
Exercise of warrants	—	—	12,230,418	1,223	1,217,778	—	1,219,001
Inducement expense	—	—	—	—	6,467,048	—	6,467,048
Conversion of convertible debt and accrued interest	—	—	1,287,696	129	574,871	—	575,000
Beneficial conversion feature	—	—	—	—	207,632	—	207,632
Conversion of preferred stock to common stock	(382,779)	(38)	38,277,900	3,828	(3,790)	—	—
Issuance of RSUs	—	—	415,948	42	(42)	—	—
Net loss	—	—	—	—	—	(44,597,536)	(44,597,536)
Balance as of June 30, 2020	—	$—	136,232,886	$13,625	$121,818,976	$(118,765,315)	$3,067,286

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(13,684,189)	$(48,200,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,359,000	4,297,000
Accrued interest on convertible notes	—	136,942
Amortization of debt discount	43,983	1,154,847
Beneficial conversion feature	—	207,632
Depreciation	3,331	9,745
Loss on disposal and write-offs of property and equipment	—	7,031
Change in fair value of derivative liabilities	(7,000)	(531,000)
Change in fair value of warrant liabilities	—	(2,637,500)
Warrant inducement expense	—	7,157,887
Acquired in-process research and development	—	28,754,026
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(683,640)	(506,221)
Accounts payable	(102,373)	(526,498)
Accrued expenses and other liabilities	(262,445)	1,764,111
Accrued interest	(488)	82,579
Net cash used in operating activities	(13,333,821)	(8,829,956)
Cash flows from investing activities
Purchase of property and equipment	(6,892)	(2,543)
Purchase of in-process research and development, net of assets acquired	—	(3,184,454)
Net cash used in investing activities	(6,892)	(3,186,997)
Cash flows from financing activities
Borrowings from convertible notes	—	2,500,000
Payments of convertible notes	(58,199)	(1,469,804)
Payments of debt issuance costs	—	(23,000)
Proceeds from the exercise of stock options	196,642	—
Proceeds from issuance of common stock	34,500,000	—
Proceeds from issuance of preferred stock and warrants	—	22,560,994
Payment of offering costs	(2,651,123)	(3,889,703)
Proceeds from exercise of warrants	7,525,467	1,219,001
Net cash provided by financing activities	39,512,787	20,897,488
Net increase in cash and cash equivalents	26,172,074	8,880,535
Cash and cash equivalents as of beginning of period	37,851,388	4,592,932
Cash and cash equivalents as of end of period	$64,023,462	$13,473,467

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$569	$54,578

Supplemental disclosure of non-cash financing activities
Conversion of convertible notes and accrued interest to common stock	$—	$575,000
Non-cash addition of derivative liability	$—	$370,000
Addition of non-cash stock issuance costs	$250,000	$28,754,026

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

9 Meters Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on rare or debilitating digestive diseases or unique gastroenterology biology. The Company’s pipeline includes drug candidates vurolenatide, a proprietary long-acting GLP-1 agonist for short bowel syndrome (SBS), an orphan designated disease, larazotide, a Phase 3 tight junction regulator being evaluated for celiac disease and three early-stage candidates for undisclosed rare and/or orphan diseases.

On April 30, 2020, the Company completed its merger with privately-held RDD Pharma, Ltd., an Israel corporation (“RDD”) (the “RDD Merger”) and changed its name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021.

Except as noted below under the section entitled “Recently Issued Accounting Standards—Accounting Pronouncements Adopted,” there have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2021, as compared to the significant accounting policies disclosed in Note 1 of the Company’s financial statements for the years ended December 31, 2020 and 2019 included in the Company’s Annual Report on Form 10-K. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

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

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement related to an “at-the-market” offering (“ATM”) pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist Securities, Inc. (previously SunTrust Robinson Humphrey), or Truist, as sales agent, for general corporate purposes (the “Sales Agreement”). In October 2020, the Company entered into an amendment to the Sales Agreement to reflect the termination of the Prior Registration Statement and effectiveness of the Current Registration Statement. During the three and six months ended June 30, 2021, the Company did not sell any shares under the Sales Agreement.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant Exchange

Pursuant to a securities purchase agreement entered into with certain institutional and accredited investors on April 29, 2019, the Company issued warrants with an initial exercise price of $2.13 per share and a term of five-and-a-half years (the “April Warrants”). In addition, the Company issued placement agent warrants on April 29, 2019 with an initial exercise price of $2.53 per share and a term of five years (the “Placement Agent Warrants”). On December 19, 2019, the Company and each of the purchasers of the April Warrants and the Placement Agent Warrants (collectively, the “Exchange Warrants”) entered into separate exchange agreements, pursuant to which the Company agreed to issue to the purchasers an aggregate of 5,441,023 shares of the Company’s common stock (the “Exchange Shares”), at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding Exchange Warrants. During the six months ended June 30, 2020, Exchange Warrants to purchase an aggregate of 1,539,424 shares were exchanged for 1,847,309 shares of the Company’s common stock. All of the April Warrants and Placement Agent Warrants were exchanged as of June 30, 2020.

Offer to Amend and Exercise

On February 12, 2020, the Company offered to amend certain outstanding warrants in the Offer to Amend and Exercise. The warrants amended included the short-term warrants issued in 2019 that were classified as warrant liabilities (the “Short-Term Warrants”), warrants classified as equity issued in 2018 and the outstanding long-term warrants issued in 2019 that were classified as warrant liabilities (collectively, the “Long-Term Warrants”). On April 29, 2020, Short-Term Warrants and Long-Term Warrants to purchase an aggregate of 12,230,418 shares were tendered, amended and exercised for $0.10 per share for aggregate gross proceeds of approximately $1.2 million. All of the warrants classified as warrant liabilities were fully exercised at an exercise price of $0.10 per share and as such, there were no warrant liabilities outstanding as of June 30, 2021 or December 31, 2020.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Of the shares of commons stock issued in the December 2020 Offering, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors purchased an aggregate of 446,153 shares at the public offering price and on the same terms as the other purchasers in the offering. The underwriters received the same underwriting discount on the shares purchased by the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors.

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

Of the shares of common stock issued in the April 2021 Offering, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors purchased an aggregate of 450,000 shares at the public offering price and on the same terms as the other purchasers in the offering. The underwriters received the same underwriting discount on the shares purchased by the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors.

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

The outbreak of COVID-19 began in December 2019 and on March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic and its resurgences is affecting the United States and global economies and may continue to affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the Food and Drug Administration (the “FDA”) and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. The COVID-19 pandemic has led to slower enrollment in the Company’s Phase 3 registration trial for larazotide and could continue to impact enrollment directly or indirectly for the next several months and possibly longer. Patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to larazotide or the Company’s other product candidates. New and potentially more contagious variants, such as the Delta variant, could further affect the impact that the COVID-19 pandemic has on the Company’s operations. The impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital in the future, which could negatively impact the Company’s long-term liquidity. The Company’s assessment of the impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Areas of the financial statements where estimates may have the most significant effect include accrued expenses, share-based compensation, valuation of the derivative liability and warrant liabilities, valuation allowance for income tax assets, and management’s assessment of the Company’s ability to continue as a going concern. The Company considered the impact of the COVID-19 pandemic on its estimates and assumptions, and concluded there was not a material impact to its condensed consolidated financial statements as of and for the three and six months ended June 30, 2021. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

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

Accrued expenses consisted of the following:

	June 30, 2021 (Unaudited)	December 31, 2020
Accrued compensation and benefits	$906,135	$1,111,028
Accrued clinical expenses	3,989,402	4,042,277
Other accrued expenses	132,438	136,876
Total	$5,027,975	$5,290,181

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the condensed consolidated balance sheet at fair value. The Company’s derivative financial instruments consisted of embedded options in the Company’s convertible notes. The embedded derivatives included provisions that provided the noteholder with certain conversion and put rights at various conversion or redemption values as well as certain call options for the Company. See Note 5—Debt for further details.

Classification of Warrants
The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, to determine whether the warrants should be classified as equity or liability. Warrants that are freestanding financial instruments that contain net settlement options and may require the Company to settle these warrants in cash under certain circumstances are classified as liabilities. Warrant liabilities are initially recorded at fair value on the date of issuance and are subsequently re-measured to fair value at each balance sheet date until the warrant liabilities are exercised or settled. Changes in the fair value of warrant liabilities are recognized as a non-cash component of other income and expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company had no warrant liabilities as of June 30, 2021 or December 31, 2020.
On May 4, 2020, the Company issued the Preferred Warrants, which are freestanding financial instruments that give the warrant holder the right but not the obligation to purchase the equity security at the warrant exercise price. The Company is

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the embedded derivative issued in connection with the Unsecured Convertible Note and the Additional Note, further described in Note 5—Debt, was determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivative associated with each note. As part of the MCS valuation, a discounted cash flow (“DCF”) model was used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity of the convertible debt and calculated discount rate, which includes an estimate of the Company’s specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including: (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate and (vi) the number of paths.

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The table below summarizes the valuation inputs into the MCS model for the derivative liability associated with the Unsecured Convertible Note and the Additional Note on their respective dates of issuance as of March 8, 2019 and January 10, 2020, respectively.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the changes in fair value of the derivative liability classified in Level 3 during the six months ended June 30, 2021. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

Six Months Ended June 30, 2021
Beginning balance as of December 31, 2020	$7,000
Change in fair value of derivative liability	(7,000)
Ending balance as of June 30, 2021	$—

The amount of total gain for the period included in earnings attributable to the change in unrealized gains relating to the fair value liabilities still held at the end of the period	$—

The unrealized gain relating to the change in fair value of the derivative liability of $7,000 for the six months ended June 30, 2021 is included in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2020, the Company recognized a gain in fair value of warrant liabilities of approximately $1.1 million and $2.6 million, respectively, in the accompanying condensed consolidated statements of operations and comprehensive loss. There were no warrant liabilities outstanding as of June 30, 2021 or December 31, 2020, and as such, there was no gain or loss in fair value of warrant liabilities during the six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company recognized warrant inducement expense of approximately $6.5 million and $7.2 million, respectively. There was no warrant inducement expense recognized during the six months ended June 30, 2021. The warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the Exchange Warrants.

The table below summarizes the range of valuation inputs into the Black-Scholes model for the Exchange Warrants on their date of issuance and immediately prior to the exchange.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of June 30, 2021 and December 31, 2020, the recorded values of cash and cash equivalents, restricted deposit, accounts payable, accrued expenses and convertible promissory notes approximated their fair values due to the short-term nature of the instruments.

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

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $132,000 and $231,000 for the three and six months ended June 30, 2021, respectively, and $108,000 and $193,000 for the three and six months ended June 30, 2020, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the three and six months ended June 30, 2021 and 2020, 47.2 million and 54.0 million shares, respectively, underlying potentially dilutive warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
	2021	2020
Options outstanding under the Private Innovate Plan	5,800,518	6,028,781
Options outstanding under the Omnibus Plan	14,429,626	5,651,726
Options outstanding under the Option Grant Agreements granted to RDD Employees	985,807	1,014,173
Warrants issued at a weighted-average exercise price of $55.31 (expired July 2021)	154,403	154,403
Warrants issued at an exercise price of $2.54	2,233	2,233
Warrants issued at an exercise price of $3.18	113,980	113,980
Warrants issued at an exercise price of $0.5894	25,706,449	40,990,200
Total	47,193,016	53,955,496

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

NOTE 2: LIQUIDITY AND GOING CONCERN

As of June 30, 2021, the Company had cash and cash equivalents of approximately $64.0 million. Based on current projections, the Company believes it has available resources to provide sufficient cash to satisfy its operational needs for at least one year from the date these financial statements are issued.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to achieve its business objectives and product development timelines and could have a material adverse effect on the Company’s results of operations. If the Company raises additional funds through the issuance of equity securities, substantial dilution to the Company’s existing shareholders would likely result.

NOTE 3: MERGER AND ACQUISITION

RDD Merger

On April 30, 2020, the Company completed its merger with RDD. Upon closing of the RDD Merger, the Company issued the RDD shareholders upfront consideration consisting of 37,860,510 shares of the Company’s common stock. In addition, the Company assumed 1,014,173 options that had been previously issued to RDD employees. See Note 8—Share-based Compensation for additional details regarding the options assumed.

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

NOTE 4: RELATED PARTY TRANSACTIONS

Michael Rice, a member of our Board since March 2021, is a Founding Partner of LifeSci Advisors, LLC and LifeSci Communications, LLC. Prior to his becoming a director, on April 1, 2020 the Company entered into a master services agreement with both LifeSci Advisors, LLC and LifeSci Communications, LLC, to provide investor relations and public relations services, respectively. The Company incurred expenses with LifeSci Advisors, LLC of approximately $66,000 and $176,000 during the three and six months ended June 30, 2021, respectively. The Company incurred expenses with LifeSci Communications, LLC of approximately $63,000 and $190,000 during the three and six months ended June 30, 2021, respectively. The Company incurred expenses of approximately $18,000 with LifeSci Advisors, LLC for the three and six months ended June 30, 2020, and approximately $17,000 with LifeSci Communications, LLC for the three and six months ended June 30, 2020, respectively.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: DEBT

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

As a result of the redemption features of the Unsecured Convertible Note, the Company amortized the debt issuance costs and accreted the OID to interest expense over the estimated redemption period of 15 months, using the effective interest method. The various conversion and redemption features contained in the Unsecured Convertible Note were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $1.3 million. Amortization of the debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively. The Unsecured Convertible Note was fully accreted as of June 30, 2020.

The Unsecured Convertible Note bore interest at the rate of 10% per annum, compounding on a daily basis. During the three and six months ended June 30, 2020, the Company made principal payments in cash of $2.0 million on the Unsecured Convertible Note, consisting of $1.5 million in cash payments and $0.5 million in stock conversions. The Unsecured Convertible Note was paid in full as of December 31, 2020.

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

Additional Note

On January 10, 2020, the Company entered into an additional securities purchase agreement and unsecured convertible promissory note with the Convertible Noteholder in the principal amount of $2,750,000 (the “Additional Note”). The Convertible Noteholder could elect to convert all or a portion of the Additional Note, at any time from time to time into the Company’s common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. The purchase price of the Additional Note was $2,500,000 and carried an original issuance discount of $250,000, which was included in the principal amount of the Additional Note.

The various conversion and redemption features contained in the Additional Note were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $0.4 million. Amortization of debt discount and accretion of the OID for the Additional Note recorded as interest expense was approximately $44,000 for the six months ended June 30, 2021, and $126,000 and $234,000 for the three and six months ended June 30, 2020, respectively. There was no interest expense incurred during the three months ended June 30, 2021.

The Additional Note bore interest at the rate of 10% per annum, compounding on a daily basis. During the six months ended June 30, 2021, the Company paid the remaining balance of principal and interest on the Additional Note of approximately $59,000 in cash. There were no principal payments made on the Additional Note during the six months ended June 30, 2020.

The Additional Note was paid in full as of June 30, 2021. The convertible notes payable as of December 31, 2020 consisted of the following:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020
Convertible Notes	$8,400,000
Less: principal payments of debt	(8,341,801)
Less: unamortized debt discount and OID accretion	(43,983)
Total	$14,216

NOTE 6: LICENSE AGREEMENTS

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

In connection with the Naia Acquisition, we entered into two amended and restated license agreements with Amunix Pharmaceuticals, Inc. (“Amunix”), pursuant to which we received an exclusive, worldwide, royalty-bearing license, with rights of sublicense, to lead molecules GLP-1 and GLP-2 along with a related XTEN sequence and other intellectual property referenced therein (the “Amunix Licenses”). Also in connection with the Naia Acquisition, we entered into an amended and restated license agreement with Cedars-Sinai Medical Center (“Cedars”), pursuant to which we licensed the rights to GLP-1 Agonist for the treatment of SBS (the “Cedars License”).

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

There were no milestone fees incurred during the six months ended June 30, 2021 and 2020.

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s authorized capital stock as amended in June 2021 consists of 560 million shares of capital stock, par value $0.0001 per share, of which 550 million shares are designated as common stock and 10 million shares are designated as preferred stock.

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

On May 4, 2020, the Company closed the RDD Merger Financing, further described in Note 1—Summary of Significant Accounting Policies, pursuant to which the Company sold an aggregate of 382,779 shares of Series A Preferred Stock, par value $0.0001, which were convertible into 38,277,900 shares of common stock and Preferred Warrants to purchase up to 382,779 shares of Series A Preferred Stock, which became exercisable for 38,277,900 shares of common stock. The Series A Preferred Stock was classified as equity in accordance with ASC 480—Distinguishing Liabilities from Equity. Shares of the Series A Preferred Stock and the Preferred Warrants were valued using the relative fair value method. The Preferred Warrants were valued using a Black Scholes option pricing model. The Company determined the transaction created a beneficial conversion feature of approximately $3.1 million. The table below summarizes the inputs for the Black Scholes option pricing model on the date of issuance.

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

There were no shares of preferred stock issued and outstanding as of June 30, 2021 or December 31, 2020.

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

There were 252,235,940 and 204,629,064 shares of common stock outstanding as of June 30, 2021 and December 31, 2020, respectively. The Company had reserved shares of common stock for future issuance as follows:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2021 (Unaudited)	2020
Outstanding stock options	21,215,951	17,641,380
Warrants to purchase common stock	25,977,065	38,727,616
Restricted stock units subject to vesting	203,667	203,667
Shares issuable upon conversion of convertible debt	—	18,057
For possible future issuance under the Omnibus Plan	5,657,603	9,576,451
Total common shares reserved for future issuance	53,054,286	66,167,171

On December 19, 2019, the Company and each of the purchasers of the April Warrants and Placement Agent Warrants entered into the Exchange Agreements, pursuant to which the Company agreed to issue the purchasers an aggregate of 5,441,023 shares of common stock at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants. During the six months ended June 30, 2020, the Company issued 1,847,309 shares of common stock in exchange for cancellation and termination of the remaining outstanding Exchange Warrants. As of June 30, 2020, all of the April Warrants and Placement Agent Warrants had been exchanged for common stock and there were no April Warrants or Placement Agent Warrants outstanding.

On April 29, 2020, pursuant to the Offer to Amend and Exercise further described in Note 1—Summary of Significant Accounting Policies, warrants to purchase an aggregate of 12,230,418 shares of common stock were tendered, amended and exercised for aggregate gross proceeds of approximately $1.2 million.

The Company entered into a sales agreement dated July 22, 2020, as amended on October 2, 2020, with Truist relating to an ATM pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist, as sales agent, for general corporate purposes (the “2020 ATM”). During the six months ended June 30, 2021 and 2020, there were no shares sold under the 2020 ATM. Pursuant to the sales agreement, the Company will pay Truist a commission rate of 3.0% of the gross proceeds from the sale of any shares of common stock under the 2020 ATM.

NOTE 8: SHARE-BASED COMPENSATION

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

Private Innovate Plan

As of June 30, 2021, there were 5,800,518 stock options outstanding under the Private Innovate Plan. Since 2018, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	6,028,781	$1.53	$1,080,474	3.2
Options granted	—	—
Options forfeited	(5,652)	2.08
Options exercised	(222,611)	0.48
Outstanding at June 30, 2021	5,800,518	1.57	1,386,955	3.0
Exercisable at June 30, 2021	5,800,518	1.57	1,386,955	3.0
Vested and expected to vest at June 30, 2021	5,800,518	$1.57	$1,386,955	3.0

There were no options granted under the Private Innovate Plan during the six months ended June 30, 2021 and 2020.

The total fair value of stock option awards vested during the six months ended June 30, 2021 under the Private Innovate Plan was approximately $49,000. As of June 30, 2021, there was no unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan as all of the outstanding options are fully vested as of June 30, 2021.

The Private Innovate Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors. On April 23, 2021, the Company’s Board approved the extension of the exercise periods of certain option holders’ vested options for an additional twelve months. Pursuant to the Board’s approval, options to purchase 1,708,270 shares of the Company’s common stock were extended and the Company recognized an additional $0.3 million in non-cash stock compensation expense related to the modification during the three and six months ended June 30, 2021. All other terms of the options remain unchanged.

Omnibus Plan

As of June 30, 2021, there were options to purchase 14,429,626 shares of the Company’s common stock outstanding under the Omnibus Plan and 5,657,603 shares available for future grants under the Omnibus Plan.

The range of assumptions used in estimating the fair value of the options granted under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	75% - 76%	72% - 74%	68% - 85%	72% - 74%
Risk-free interest rate	0.8% - 1.1%	0.4% - 0.6%	0.1% - 1.1%	0.4% - 0.6%
Expected term of options (in years)	2.3 - 6.1 years	5 - 10 years	2.3 - 6.1 years	5 - 10 years

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Amended Omnibus Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	10,598,426	$1.01	$1,490,488	9.2
Options granted	4,055,747	1.66
Options forfeited	(136,899)	0.72
Options exercised	(87,648)	0.78
Outstanding at June 30, 2021	14,429,626	1.19	3,259,347	9.0
Exercisable at June 30, 2021	4,841,583	1.30	1,236,117	8.3
Vested and expected to vest at June 30, 2021	13,712,646	$1.18	$3,126,566	9.0

The weighted-average grant date fair value of options granted under the Omnibus Plan was $1.26 and $1.66 during the three and six months ended June 30, 2021, respectively. The weighted-average grant date fair value of options granted under the Omnibus Plan was $0.41 during the three and six months ended June 30, 2020. The total intrinsic value of options exercised was approximately $27,000 and $39,000 during the three and six months ended June 30, 2021, respectively. There were no options exercised during the three and six months ended June 30, 2020.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $201,000 during the six months ended June 30, 2021. As of June 30, 2021, there was approximately $6.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted average period of 3.4 years.

The Omnibus Plan provides for accelerated vesting, if approved by the Company’s Board. Upon expiration of the term of one of the Company’s now former board members, the Board approved the acceleration and extension of unvested options held by the board member. The Company recognized an additional $0.1 million in non-cash stock compensation expense related to the modification during the three and six months ended June 30, 2021. Upon consummation of the RDD Merger on April 30, 2020, the Company’s Board approved the acceleration of certain options for employees, board members and key consultants. The Company recognized an additional $2.7 million in non-cash stock compensation expense related to the modification during the three and six months ended June 30, 2020.

There were no RSUs granted during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Board approved grants of 415,948 RSUs, which vested immediately on the date of grant. There were 203,667 RSUs unvested as of June 30, 2021 and December 31, 2020 with a weighted-average grant date fair value of $1.07 per share. The Company recognized share-based compensation expense for RSUs of approximately $52,000 and $238,000 during the three months ended June 30, 2021 and 2020, respectively, and $104,000 and $255,000 during the six months ended June 30, 2021 and 2020, respectively.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RDD Option Grants

Pursuant to the RDD Merger Agreement, the Company assumed 1,014,173 option grant agreements awarded to RDD employees upon consummation of the RDD Merger (the “RDD Options”) on April 30, 2020. There were 985,807 RDD Options outstanding as of June 30, 2021 at a weighted-average exercise price of $0.63 per share. All of the RDD Options are fully vested and there were no RDD Options vested during the three and six months ended June 30, 2021. The total fair value of RDD Options vested during the three and six months ended June 30, 2020 was approximately $471,000. The range of assumptions used in estimating the fair value of the RDD Options using the Black-Scholes option pricing model for the periods presented were as follows:

Three and Six Months Ended June 30, 2020
Expected dividend yield	—%
Expected stock-price volatility	72% - 74%
Risk-free interest rate	0.4% - 0.6%
Expected term of options (in years)	5.0 - 10.0

The following table summarizes stock option activity for the RDD Options:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	1,014,173	$0.63	$228,860	4.3
Options granted	—	—
Options forfeited	—	—
Options exercised	(28,366)	0.74
Outstanding at June 30, 2021	985,807	0.63	463,065	3.8
Exercisable at June 30, 2021	985,807	0.63	463,065	3.8
Vested and expected to vest at June 30, 2021	985,807	$0.63	$463,065	3.8

During the six months ended June 30, 2021, there were 28,366 RDD Options exercised at a weighted-average exercise price of $0.74. The total intrinsic value of RDD Options exercised was approximately $27,000 during the six months ended June 30, 2021.

Share-based Compensation Expense

Total share-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$280,000	$1,460,550	$442,000	$1,588,550
General and administrative	657,000	2,560,450	917,000	2,708,450
Total share-based compensation	$937,000	$4,021,000	$1,359,000	$4,297,000

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into executive employment agreements with the executives (the “Executive Employment Agreements”). The Executive Employment Agreements provide an annual base salary and the opportunity to participate in the Company’s equity compensation, employee benefit and bonus plans once they are established and approved by the Board. The Executive Employment Agreements contain severance provisions if such executive is terminated under certain conditions that would provide the executive with up to 12 months of their base salary and up to 12 months of continuation of health insurance benefits.

Periodically, the Company enters into separation and general release agreements with former executives of the Company that include separation benefits consistent with the former executives’ employment agreements. There was no severance expense recognized during the three and six months ended June 30, 2021. The Company recognized severance expense totaling $0.8 million during the three and six months ended June 30, 2020, which was paid in equal installments over 12 months from the date of separation. The accrued severance obligation was fully paid as of June 30, 2021.

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
Operating lease cost under ASC 842 was approximately $18,000 and $36,000 for the three and six months ended June 30, 2021, respectively, and $15,000 and $30,000 for the three and six months ended June 30, 2020, respectively. Operating lease cost is included in general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the six months ended June 30, 2021.
Future minimum payments under the Company’s lease liability were as follows:

Year ending December 31,	Operating Leases
2021	$36,000
2022	72,000
2023	72,000
2024	54,000
Total lease payment	234,000
Less: imputed interest	(41,021)
Total	$192,979
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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SUBSEQUENT EVENTS

Lobesity Acquisition

On July 19, 2021, the Company entered into and closed an Asset Purchase Agreement with Lobesity LLC, a Delaware limited liability company (“Lobesity”), pursuant to which the Company acquired global development rights to a proprietary and highly specific humanized monoclonal antibody that targets glucose-dependent insulinotropic polypeptide, as well as related intellectual property (the "Lobesity Acquisition"). The Company paid a combination of cash and equity consideration in the form of a $5 million upfront payment, as 40% cash and 60% equity (consisting of 2,417,211 shares of unregistered common stock priced at the Company’s 30-day volume weighted-price immediately prior to the closing), plus the right to contingent payments including certain worldwide regulatory and clinical milestone payments totaling up to $45.5 million, global sales-related milestone payments totaling up to $50 million, and, subject to certain adjustments, a mid-single digit royalty on worldwide net sales.

To satisfy the Company’s post-closing rights to indemnification under the Asset Purchase Agreement, 604,303 of the shares issued to Lobesity are subject to holdback restrictions for 18 months following closing of the transaction. The Company’s right to indemnification will be satisfied through the recovery of these shares or paid in cash by Lobesity.

The Company is currently assessing the accounting treatment for the acquisition of these assets. There is approximately $0.1 million associated with the Lobesity Acquisition classified as research and development expense during the three and six months ended June 30, 2021.

Warrant Expiration

In July 2021, warrants to purchase 154,403 shares of the Company’s common stock expired unexercised.

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

These forward-looking statements are based on our current expectations and beliefs and necessarily involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, uncertainties associated with the clinical development and regulatory approval of product candidates; uncertainties in obtaining successful clinical results for product candidates and unexpected costs that may result therefrom; risks associated with acquiring and developing additional compounds; risks related to the failure to realize any value from the product candidates and preclinical programs being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market; the impact of the COVID-19 pandemic on our operations, enrollment in and timing of clinical trials; risks related to the inability of the Company to obtain sufficient additional capital to continue to advance these product candidates and its preclinical programs; results of earlier studies and trials not being predictive of future trial results; our need to attract and retain senior management and key scientific personnel; the Company’s continued listing on Nasdaq; our ability to manage our growth; our ability to maintain effective intellectual property protection; and other risks described in greater detail in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

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

Overview

9 Meters is a clinical-stage biopharmaceutical company focused on rare or debilitating digestive diseases or unique biology. Our pipeline includes drug candidates for short bowel syndrome (SBS), celiac disease, and three early-stage candidates for undisclosed rare and/or unmet needs. Our current product development pipeline is described in the table below:

Vurolenatide for the Treatment of Short Bowel Syndrome

Vurolenatide is a long-acting injectable glucagon-like-peptide-1 (“GLP-1”) analogue being developed for SBS, a debilitating orphan disease with an underserved market. It affects up to 20,000 adults in the U.S., with similar prevalence in Europe. Patients with SBS cannot absorb enough water, vitamins, protein, fat, calories and other nutrients from food. It is a severe disease with life changing consequences, such as impaired intestinal absorption, diarrhea and metabolic complications. A portion of patients have life-long dependency on Parenteral Support (PS) to survive with risk of life-threatening infections and extra-organ impairment. Vurolenatide links exenatide, a GLP-1 analogue, to a long-acting linker technology and is designed specifically to address the gastric effects in SBS patients by slowing digestive transit time. The asset uses proprietary XTEN® technology to extend the half-life of exenatide, allowing for once-to twice-per-month dosing, thus potentially increasing convenience for patients and caregivers. Vurolenatide is patent-protected and has received orphan drug designation by the U.S. Food and Drug Administration (“FDA”).

We announced top-line results from our ongoing Phase 1b/2a clinical trial for vurolenatide in SBS in the fourth quarter of 2020. The study met its primary objective as vurolenatide demonstrated excellent safety and tolerability. In addition, vurolenatide demonstrated a clinically relevant improvement in total stool output (TSO) volume within 48 hours of first dose. The Phase 1b/2a clinical trial was an open-label, two-dose study evaluating the safety and tolerability of three escalating fixed doses of vurolenatide (50 mg, 100 mg, 150 mg) in 9 adults with SBS for 56 days. The trial was conducted at Cedars-Sinai Medical Center. Patients in each of the three cohorts received two subcutaneous doses two weeks apart with six weeks of subsequent follow-up. The study assessed the safety and tolerability of repeated doses on Days 1 and 15 at each dose level. Because reduced TSO volume and bowel movement frequency are correlated with improved intestinal absorption and potentially less need for intravenous supplementation for nutrition and hydration, these were key secondary objectives in the trial. The primary purpose of this open-label Phase 1b/2a trial was to assess the compound’s safety and potential efficacy in order to inform future development.

Vurolenatide was generally safe and well tolerated: 17 treatment-emergent adverse events (TEAEs) were observed in 9 patients, 15 of which were mild, transient and self-limited without further intervention. The majority of TEAEs were GI-related (nausea and vomiting).

Importantly, 8 of the 9 patients experienced meaningful declines in TSO following each dose, relative to a baseline output. The rapid onset of clinical improvements in stool volumes, as observed in all 9 patients having substantial reductions in stool output within 48 hours of the first dose, shows the potential for vurolenatide to address the primary problem of chronic malabsorptive diarrhea in SBS patients. Additionally, four of seven patients showed reductions in bowel movement frequency after one dose and five of six evaluable patients showed reductions in bowel movement frequency after the second dose. Furthermore, of the five patients on PS in the trial, two patients showed reduction in PS after each dose. Results of the short-form health survey quality of life instrument demonstrated directional improvement in multiple elements of health status over the course of the trial. The short-form health survey, or SF-36, is a set of generic, coherent and easily administered quality-of-life measures. These measures rely upon patient self-reporting and are now widely utilized by managed care organizations and by Medicare for routine monitoring and assessment of care outcomes in adult patients.

We initiated a Phase 2 trial of vurolenatide for the treatment of SBS in the second quarter of 2021 in approximately 22 patients using TSO as the primary efficacy outcome measure. This trial is a multi-center, double-blind, double-dummy, randomized placebo-controlled trial. The FDA has provided global anchor questions and specific guidance for performance of exit interviews to support clinical meaningfulness of observed efficacy. We anticipate topline results from the Phase 2 trial in the fourth quarter of 2021 and, if successful, we plan to initiate a Phase 3 trial in the fourth quarter of 2021.

Vurolenatide has received Orphan Drug Designation from the FDA. The FDA Office of Orphan Products Development grants orphan designation to advance the evaluation of safe and effective drugs and biologics to treat, prevent or diagnose rare diseases affecting fewer than 200,000 people in the U.S. Under the Orphan Drug Act, orphan designation qualifies drug sponsors for development incentives conferred by the FDA, including tax credits for qualified clinical testing.

NM-001 (Larazotide) for Celiac Disease

In 2019, we initiated a Phase 3 clinical trial for our co-lead drug candidate, larazotide acetate or larazotide, for the treatment of celiac disease (“CeDLara”). Larazotide has the potential to be a first-to-market therapeutic for celiac disease, an unmet medical need affecting an estimated 1% of the U.S. population, or more than 3 million individuals. Patients with celiac disease have no treatment alternative other than a strict lifelong adherence to a gluten-free diet, which is difficult to maintain and can be deficient in key nutrients. In celiac disease, larazotide is the only drug which has successfully met its primary clinical efficacy endpoint with statistical significance in a Phase 2b efficacy trial, which was comprised of 342 patients. We completed the End of Phase 2 meeting with the FDA for the treatment of celiac disease with larazotide and received Fast Track designation. Larazotide has been shown to be safe and effective after being tested in several clinical trials involving nearly 600 patients, most recently in the Phase 2b trial for celiac disease.

We have approximately 110 active clinical trial sites in our Phase 3 trial with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. In addition, after consultation with the FDA, the analytical approach to the primary endpoint was modified to perform a continuous variable analysis instead of a responder analysis of the primary efficacy outcome. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525. Site activation and patient enrollment have been impacted by the COVID-19 pandemic. We continue to monitor the evolving situation with COVID-19, which is likely to impact the pace of enrollment directly or indirectly over the next several months. Given challenges in enrollment related to the COVID-19 pandemic, interim results and topline data readouts are now anticipated in 2022. Recently, we engaged Beyond Celiac and the Celiac Disease Foundation, both leading non-profit patient advocacy groups, to identify potential and appropriate patients for enrollment in the Phase 3 trial. We also launched a celiac disease trial awareness campaign utilizing a dedicated YouTube channel. Additionally, we initiated a social media geo-targeting CeDLara awareness campaign. We continue to evaluate the ongoing impact of the COVID-19 pandemic on the clinical trial and will implement additional measures as needed.

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

NM-102 Tight Junction Microbiome Modulator

NM-102, a small molecule peptide, is being developed as a potential microbiome modulator and undergoing an indication selection process. NM-102 is a long-acting, degradation-resistant peptide, believed to be gut-restricted, and presumed to prevent gut microbial metabolites and antigens from trafficking into systemic circulation. We initiated an IND-enabling pathway for NM-102 during the second quarter of 2021.

NM-136 Humanized Monoclonal Antibody

On July 19, 2021, we entered into and closed an Asset Purchase Agreement with Lobesity LLC (“Lobesity”), pursuant to which we acquired global development rights to a proprietary and highly specific humanized monoclonal antibody, now known as NM-136, that targets glucose-dependent insulinotropic polypeptide, as well as related intellectual property (the "Lobesity Acquisition"). We plan to continue IND-enabling studies and intend to initiate human clinical trials in 2023.

NM-004 Immunomodulator

NM-004 is a double-cleaved mesalamine with an immunomodulator. NM-004 is currently undergoing a probability of technical, regulatory and intellectual property analysis in an undisclosed GI indication. Based on the results of that analysis, we intend to determine the viability of a path forward.

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

Lobesity Acquisition

On July 19, 2021, we completed an Asset Purchase Agreement with Lobesity, pursuant to which we acquired global development rights to a proprietary and highly specific humanized monoclonal antibody, now known as NM-136, that targets glucose-dependent insulinotropic polypeptide, as well as related intellectual property. We paid a combination of cash and equity consideration in the form of a $5 million upfront payment, as 40% cash and 60% equity (consisting of 2,417,211 shares of unregistered common stock priced at our 30-day volume weighted-price immediately prior to the closing), plus the right to contingent payments including certain worldwide regulatory and clinical milestone payments totaling up to $45.5 million, global sales-related milestone payments totaling up to $50 million, and, subject to certain adjustments, a mid-single digit royalty on worldwide net sales.

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

As of June 30, 2021, we had an accumulated deficit of $145.7 million. We incurred net losses of $8.3 million and $44.6 million during the three months ended June 30, 2021 and 2020, respectively, and $13.7 million and $48.2 million during the six months ended June 30, 2021 and 2020, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

•continue research and development, including preclinical and clinical development of our existing and future product candidates, including larazotide and vurolenatide;
•experience delays in our clinical trials due to the COVID-19 pandemic;
•successfully develop acquired clinical assets;
•seek regulatory approval for our product candidates;
•commercialize any product candidates for which we obtain regulatory approval;
•maintain and protect our intellectual property rights;
•add operational, financial and management information systems and personnel;
•pursue additional in- or out-licenses of similar strategic transactions; and
•continue to incur additional legal, accounting, regulatory, tax-related and other expenses required to operate as a public company.

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

COVID-19

The effect of the COVID-19 pandemic and its associated restrictions, including the recent Delta variant, has increased and may continue to increase the expected development timelines and the anticipated aggregate costs for our product candidates by, among other things, causing disruptions in the supply chain for clinical supplies, delays in the timing and pace of subject enrollment in clinical trials and lower than anticipated subject enrollment and completion rates, delays in the review and approval of our regulatory submissions by the FDA and other agencies with respect to our product candidates, and other unforeseen disruptions. Site activation and patient enrollment have been impacted by the COVID-19 pandemic and could continue to be impacted by the pandemic over the next several months. We are working closely with our clinical trial sites and product candidate manufacturers to ensure that patient safety and clinical supply of our product candidates are not adversely impacted by the pandemic. In response to the COVID-19 pandemic, we put in place several safety measures for our employees, patients, healthcare providers and suppliers. These measures included, but were not limited to, substantially restricting travel, limiting access to our corporate office, including allowing employees to work remotely, providing personal protective equipment to employees, investigator sites and third-party vendors, implementing social distancing protocols, and coordinating safety protocols with our investigator sites.

The ultimate impact resulting from the COVID-19 pandemic will depend, among other factors, on the extent of the pandemic in the regions with clinical trial sites, the timing and availability of the COVID-19 vaccines and length and severity of travel restrictions and other limitations ordered by governmental agencies. New and potentially more contagious variants, such as the Delta variant, could further affect the impact of the COVID-19 pandemic on our operations.

The economic impact of the COVID-19 pandemic and its effect on capital markets and investor sentiment may adversely impact our ability to raise capital when needed or on acceptable terms to fund our development programs and operations. However, we recently closed public offerings and received net proceeds of approximately $31.5 million in April 2021 and $32.0 million in December 2020, which we plan to use to conduct the Phase 2 trial in SBS and continue progression of our Phase 3 trial in celiac disease. In addition, we are developing two early-stage product candidates that are expected to be IND-enabling in 2021 and recently acquired a humanized monoclonal antibody that we intend to advance to human clinical trials in 2023.

We do not yet know the full extent of potential delays or impacts on our business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole due to the COVID-19 pandemic. However, these effects could have a material adverse impact on our business and financial condition.

Research and Development Updates

In December 2020, we announced positive top-line results in our Phase 1b/2a clinical trial for the treatment of SBS. Vurolenatide was generally safe and well tolerated and 8 of the 9 patients experienced meaningful declines in TSO following each dose, relative to a baseline output. The rapid onset of clinical improvements in stool volumes, as observed in all 9 patients having substantial reductions in stool output within 48 hours of the first dose, shows the potential for vurolenatide to address the primary problem of chronic malabsorptive diarrhea in SBS patients. Following communication from the FDA in the first quarter of 2021, we initiated a Phase 2 trial of vurolenatide for the treatment of SBS in the second quarter of 2021 in approximately 22 patients using TSO as the primary efficacy outcome measure. The trial is a multi-center, double-blind, double-dummy, randomized placebo-controlled trial. The FDA has provided global anchor questions and specific guidance for performance of exit interviews to support clinical meaningfulness of observed efficacy. We entered into a collaboration with the Duke Clinical Research Institute to support our Phase 2 trial in SBS.

We continue to enroll patients in our Phase 3 clinical trial of larazotide in adult patients with celiac disease. We have approximately 110 active clinical trial sites with three parallel treatment groups, 0.25 mg of larazotide tid, 0.5 mg of larazotide tid and a placebo arm. We currently anticipate a readout from the trial in 2022. In May 2020, we received a thorough QT (TQT) study waiver from the FDA for the Phase 3 trial of larazotide in celiac disease. The waiver supports larazotide’s strong precedent of safety and could potentially streamline the program’s timeline and cost effectiveness. In addition, after consultation with the FDA, the definition of the primary endpoint was modified to utilize a continuous variable instead of a responder analysis. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525. Recently, we engaged Beyond Celiac, a leading non-profit patient advocacy group, to identify potential and appropriate patients for enrollment in the Phase 3 trial. Recently, we entered into collaborations with Beyond Celiac and the Celiac Disease Foundation to support enrollment in the trial. We also launched a celiac disease trial awareness campaign utilizing a dedicated YouTube channel. Additionally, we initiated a social media geo-targeting CeDLara awareness campaign. We continue to evaluate the ongoing impact of the COVID-19 pandemic on the clinical trial and will implement additional measures as needed.

NM-003, NM-102, and NM-136, further described above in the section titled “Overview,” are undergoing IND-enabling activities and we expect to file for various IND approvals over the next 24 months.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth the key components of our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Operating expenses:
Research and development	$5,707,290	$444,817	$5,262,473	1,183%
Acquired in-process research and development	—	32,266,893	(32,266,893)	(100)%
General and administrative	2,551,171	5,659,721	(3,108,550)	(55)%
Warrant inducement expense	—	6,467,048	(6,467,048)	(100)%
Total operating expenses	8,258,461	44,838,479	(36,580,018)	(82)%

Loss from operations	(8,258,461)	(44,838,479)	36,580,018	82%
Total other income (expense), net	5,351	240,943	(235,592)	(98)%
Net loss	$(8,253,110)	$(44,597,536)	$36,344,426	81%

Research and Development Expense

Research and development expense for the three months ended June 30, 2021, increased approximately $5.3 million, or 1,183%, as compared to the three months ended June 30, 2020. The increase was driven primarily by an increase in clinical development costs of approximately $5.9 million due to progress in our Phase 3 clinical trial for celiac disease and initiation of our Phase 2 clinical trial in SBS. In addition, during 2020, we wrote off a significant amount of expense associated with our former clinical research organization. Personnel costs and benefits associated with our research and development personnel increased approximately $0.5 million due to hiring additional personnel since June 30, 2020. Additionally, there is approximately $0.1 million associated with the Lobesity Acquisition further described in Note 10—Subsequent Events included in research and development during the three months ended June 30, 2021. These increases were offset by a decrease in non-cash stock compensation expense associated with our research and development personnel of approximately $1.2 million due to the 2020 period including accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant.

	Three Months Ended June 30,
	2021	2020
Research and development expenses:
NM-001 Celiac Disease	$1,955,129	$(1,349,925)
NM-002 Short Bowel Syndrome	1,803,987	57,675
NM-102 Orphan Indication	742,998	—
Other research and development expenses	1,205,176	1,737,067
Total research and development expenses	$5,707,290	$444,817

Acquired In-process Research and Development Expense

Acquired in-process research and development expense was approximately $32.3 million during the three months ended June 30, 2020 and represents expenses associated with the RDD Merger and Naia Acquisition that closed during that period. Approximately $28.8 million represents non-cash acquired in-process research and development expense paid in equity ownership. There was no acquired in-process research and development expense during the three months ended June 30, 2021.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2021, decreased by approximately $3.1 million, or 55%, as compared to the three months ended June 30, 2020. The decrease is primarily due to the 2020 period including approximately $1.9 million in accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant. In addition, the 2020 period included approximately $1.1 million due to severance expense incurred upon closing of the RDD Merger and merger bonuses awarded upon closing of the RDD Merger. Costs associated with operating as a public company decreased by approximately $0.4 million primarily due to severance awarded to former board members that terminated upon closing of the RDD Merger. These decreases were offset by an increase in other general corporate fees and market research of approximately $0.3 million.

Warrant Inducement Expense

During the three months ended June 30, 2020, we recognized warrant inducement expense of approximately $6.5 million. There was no warrant inducement expense incurred during the three months ended June 30, 2021. The warrant inducement expense represents the accounting fair value of consideration issued to induce exercise of certain warrants in the Offer to Amend and Exercise by reducing the exercise price to $0.10 per share, further described in “Note 1—Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2021, changed by approximately $0.2 million, or 98%, as compared to the three months ended June 30, 2020. The decrease in other income is primarily due to a non-cash gain on fair value of the warrant liabilities of $1.1 million recognized during the three months ended June 30, 2020. There were no warrant liabilities outstanding during the three months ended June 30, 2021. In addition, other income decreased by approximately $0.2 million related to the non-cash gain on fair value of the derivative liabilities. The decrease in other income was offset by a decrease in interest expense of approximately $1.1 million due to paying the Unsecured Convertible Note and Additional Note in full in September 2020 and January 2021, respectively.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth the key components of our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Operating expenses:
Research and development	$8,897,592	$3,043,802	$5,853,790	192%
Acquired in-process research and development	—	32,266,893	(32,266,893)	(100)%
General and administrative	4,759,971	7,329,528	(2,569,557)	(35)%
Warrant inducement expense	—	7,157,887	(7,157,887)	(100)%
Total operating expenses	13,657,563	49,798,110	(36,140,547)	(73)%

Loss from operations	(13,657,563)	(49,798,110)	36,140,547	73%
Total other income (expense), net	(26,626)	1,597,573	(1,624,199)	(102)%
Net loss	$(13,684,189)	$(48,200,537)	$34,516,348	72%

Research and Development Expense

Research and development expense for the six months ended June 30, 2021 increased approximately $5.9 million, or 192%, as compared to the six months ended June 30, 2020. The increase was primarily due to an increase in clinical development costs of approximately $6.1 million due to progress in our Phase 3 clinical trial for celiac disease and initiation of our Phase 2 clinical trial in SBS. In addition, during 2020, we wrote off a significant amount of expense associated with our former clinical research organization. Personnel costs and benefits associated with our research and development personnel increased approximately $0.8 million due to hiring additional personnel since June 30, 2020. In addition, there is approximately $0.1 million associated with the Lobesity Acquisition included in research and development expense during the six months ended June 30, 2021. These increases were offset by a decrease in non-cash stock compensation expense associated with our research and development personnel of approximately $1.1 million due to the 2020 period including accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant.

	Six Months Ended June 30,
	2021	2020
Research and development expenses:
NM-001 Celiac Disease	$3,501,281	$844,467
NM-002 Short Bowel Syndrome	2,592,947	57,675
NM-102 Orphan Indication	848,243	—
Other research and development expenses	1,955,121	2,141,660
Total research and development expenses	$8,897,592	$3,043,802

Acquired In-process Research and Development Expense

Acquired in-process research and development expense was approximately $32.3 million during the six months ended June 30, 2020 and represents expenses associated with the RDD Merger and Naia Acquisition that closed during that period. Approximately $28.8 million represents non-cash acquired in-process research and development expense paid in equity ownership. There was no acquired in-process research and development expense during the six months ended June 30, 2021.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2021, decreased by approximately $2.6 million, or 35%, as compared to the six months ended June 30, 2020. The decrease is primarily due to the 2020 period including approximately $1.8 million in accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant. In addition, personnel costs associated with our general and administrative personnel decreased by approximately $0.7 million primarily due to severance expense incurred upon closing of the RDD Merger and merger bonuses awarded upon closing of the RDD Merger. Costs associated with operating as a public company decreased by approximately $0.3 million primarily due to severance awarded to former board members that terminated upon closing of the RDD Merger. Additionally, professional fees decreased by approximately $0.2 million. These decreases were offset by an increase in other general corporate fees and market research of approximately $0.4 million.

Warrant Inducement Expense

During the six months ended June 30, 2020, we recognized warrant inducement expense of approximately $7.2 million. There was no warrant inducement expense incurred during the six months ended June 30, 2021. The warrant inducement expense represents the accounting fair value of consideration issued to induce exercise of certain warrants in the Offer to Amend and Exercise by reducing the exercise price to $0.10 per share, further described in “Note 1—Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2021, changed by approximately $1.6 million, or 102%, as compared to the six months ended June 30, 2020. The decrease in other income is primarily due to a non-cash gain on fair value of the warrant liabilities of $2.6 million recognized during the six months ended June 30, 2020. There were no warrant liabilities outstanding during the six months ended June 30, 2021. In addition, other income decreased by approximately $0.5 million related to the non-cash gain on fair value of the derivative liabilities. The decrease in other income was offset by a decrease in interest expense of approximately $1.5 million due to paying the Unsecured Convertible Note and Additional Note in full in September 2020 and January 2021, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2021, we had cash and cash equivalents of approximately $64.0 million, compared to approximately $37.9 million as of December 31, 2020. The increase in cash and cash equivalents was primarily due to the net proceeds of approximately $31.5 million received from the April 2021 Offering. In addition, we received proceeds of approximately $7.5 million from the exercise of warrants. These increases in cash were offset by expenditures for business operations, research and development and clinical trial costs, including preparation for the Phase 2 trial in SBS.

Based on current projections, we believe we have sufficient cash resources to satisfy our operational needs for at least one year from the date these financial statements were issued. To date, we have not generated revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We expect to incur substantial expenditures in the foreseeable future for the continued development and clinical trials of our product candidates. We will continue to require additional financing to develop and eventually commercialize our product candidates. Our future liquidity and capital requirements will depend on a number of factors, including the outcome of our clinical trials, which could be delayed due to the ongoing COVID-19 pandemic and our ability to complete the development and commercialization of our products. There are a number of variables beyond our control including the timing, success and overall expense associated with our clinical trials. Consequently, there can be no assurance that we will be able to achieve our objectives and we may need to seek additional equity or debt financings. If we are unable to raise additional funds when needed, our ability to develop our product candidates will be impaired. We may also be required to delay, reduce or terminate some or all of our development programs and clinical trials. If we raise additional funds through the issuance of equity securities, substantial dilution to our existing shareholders would likely occur.

Cash Flows

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(13,333,821)	$(8,829,956)
Investing activities	(6,892)	(3,186,997)
Financing activities	39,512,787	20,897,488
Net increase in cash and cash equivalents	$26,172,074	$8,880,535

Operating Activities

For the six months ended June 30, 2021, our net cash used in operating activities of approximately $13.3 million primarily consisted of a net loss of $13.7 million and the net change in operating assets and liabilities of approximately $1.0 million. These changes were offset by the adjustment for non-cash share-based compensation of approximately $1.4 million.

For the six months ended June 30, 2020, our net cash used in operating activities of approximately $8.8 million primarily consisted of a net loss of $48.2 million, a non-cash gain of $2.6 million for the change in the fair value of the warrant liabilities and a non-cash gain of $0.5 million for the change in fair value of the convertible note derivative liabilities. These decreases were offset by adjustments for non-cash warrant inducement expense of $7.2 million, non-cash share-based compensation of approximately $4.3 million, non-cash interest expense of approximately $1.2 million, a non-cash beneficial conversion feature of approximately $0.2 million associated with the conversion of convertible note principal and interest, non-cash acquired in-process research and development expense of approximately $28.8 million. These changes were offset by the net change in operating assets and liabilities of $0.8 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 represents the purchase of property and equipment of approximately $7,000. Net cash used in investing activities for the six months ended June 30, 2020 represents the purchase of property and equipment of approximately $2,500 and the purchase of acquired in-process research and development, net of assets received, of approximately $3.2 million.

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities of approximately $39.5 million primarily consisted of gross proceeds of approximately $34.5 million from the April 2021 Offering, proceeds of approximately $7.5 million from the exercise of warrants and proceeds of approximately $0.2 million from the exercise of stock options. These increases were offset by a decrease of approximately $2.7 million in stock issuance costs and $0.1 million in repayments of debt.

For the six months ended June 30, 2020, net cash provided by financing activities of approximately $20.9 million primarily consisted of the proceeds of $22.6 million from the issuance of preferred stock and warrants in the RDD Merger Financing, proceeds of $2.5 million from the issuance of the Additional Note and proceeds of approximately $1.2 million from the exercise of warrants. These increases were offset by approximately $1.5 million in cash debt repayments and $3.9 million in stock issuance costs associated with the Warrant Exchange, Offer to Amend and Exercise and RDD Merger and RDD Merger Financing.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2021, there were no material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	EXHIBIT	FILING DATE
3.1	Amended and Restated Certificate of Incorporation of 9 Meters Biopharma, Inc., as amended.	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

9 METERS BIOPHARMA, INC.
a Delaware corporation

Date:	August 12, 2021	By:	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Principal Accounting Officer)