Form 10-Q
period 2021-09-30
9 METERS BIOPHARMA, INC.
filed 2021-11-15
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
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

As of November 9, 2021, the registrant had 255,667,567 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

9 METERS BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$53,608,585	$37,851,388
Restricted deposit	—	75,000
Prepaid insurance	859,187	691,929
Other prepaid expenses and other current assets	2,010,838	308,658
Total current assets	56,478,610	38,926,975

Property and equipment, net	16,382	11,191
Right-of-use asset	179,205	214,767
Other assets	5,580	5,580
Total assets	$56,679,777	$39,158,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,316,381	$1,487,948
Accrued expenses	5,911,454	5,290,181
Convertible note payable, net	—	14,216
Derivative liability	—	7,000
Accrued interest	—	488
Lease liability, current portion	53,185	48,629
Total current liabilities	7,281,020	6,848,462
Lease liability, net of current portion	127,460	167,938
Total liabilities	7,408,480	7,016,400

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock $0.0001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021 (unaudited) and December 31, 2020	—	—
Common stock $0.0001 par value per share, 550,000,000 and 350,000,000 shares authorized as of September 30, 2021 (unaudited) and December 31, 2020, respectively; 255,531,751 and 204,629,064 shares issued and outstanding as of September 30, 2021 (unaudited) and December 31, 2020, respectively	25,553	20,463
Additional paid-in capital	208,531,431	164,182,917
Accumulated deficit	(159,285,687)	(132,061,267)
Total stockholders’ equity	49,271,297	32,142,113
Total liabilities and stockholders’ equity	$56,679,777	$39,158,513
See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$6,049,444	$4,413,707	$14,947,036	$7,457,509
Acquired in-process research and development	5,103,753	—	5,103,753	32,266,893
General and administrative	2,386,461	1,890,492	7,146,432	9,220,020
Warrant inducement expense	—	—	—	7,157,887
Total operating expenses	13,539,658	6,304,199	27,197,221	56,102,309

Loss from operations	(13,539,658)	(6,304,199)	(27,197,221)	(56,102,309)

Other income (expense):
Interest income	1,397	3,295	12,989	24,660
Interest expense	(1,970)	(2,118,433)	(47,188)	(3,710,725)
Change in fair value of derivative liabilities	—	86,000	7,000	617,000
Change in fair value of warrant liabilities	—	—	—	2,637,500
Total other income (expense), net	(573)	(2,029,138)	(27,199)	(431,565)

Loss before income taxes	(13,540,231)	(8,333,337)	(27,224,420)	(56,533,874)
Income tax benefit	—	—	—	—

Net loss	$(13,540,231)	$(8,333,337)	$(27,224,420)	$(56,533,874)

Net loss per common share, basic and diluted	$(0.05)	$(0.06)	$(0.11)	$(0.65)

Weighted-average common shares, basic and diluted	254,284,692	141,625,796	238,530,148	87,323,241

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Three and Nine Months Ended September 30, 2021
	Series A Preferred Shares	Series A Preferred Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2020	—	$—	204,629,064	$20,463	$164,182,917	$(132,061,267)	$32,142,113
Share-based compensation	—	—	—	—	422,000	—	422,000
Exercise of warrants	—	—	11,634,151	1,163	6,855,865	—	6,857,028
Exercise of stock options	—	—	61,681	6	75,897	—	75,903
Net loss	—	—	—	—	—	(5,431,079)	(5,431,079)
Balance as of March 31, 2021	—	—	216,324,896	21,632	171,536,679	(137,492,346)	34,065,965
Issuance of common stock	—	—	34,500,000	3,450	34,496,550	—	34,500,000
Stock issuance costs	—	—	—	—	(2,901,123)	—	(2,901,123)
Share-based compensation	—	—	—	—	937,000	—	937,000
Exercise of warrants	—	—	1,134,100	114	668,325	—	668,439
Exercise of stock options	—	—	276,944	28	120,711	—	120,739
Net loss	—	—	—	—	—	(8,253,110)	(8,253,110)
Balance as of June 30, 2021	—	—	252,235,940	25,224	204,858,142	(145,745,456)	59,137,910
Issuance of common stock	—	—	2,517,211	251	2,718,336	—	2,718,587
Exercise of warrants	—	—	678,600	68	399,899	—	399,967
Exercise of stock options	—	—	100,000	10	30,054	—	30,064
Share-based compensation	—	—	—	—	525,000	—	525,000
Net loss	—	—	—	—	—	(13,540,231)	(13,540,231)
Balance as of September 30, 2021	—	$—	255,531,751	$25,553	$208,531,431	$(159,285,687)	$49,271,297

 See accompanying notes to these condensed consolidated financial statements.

Three and Nine Months Ended September 30, 2020
	Series A Preferred Shares	Series A Preferred Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2019	—	$—	39,477,667	$3,948	$60,946,816	$(70,564,778)	$(9,614,014)
Warrant exchange	—	—	1,847,309	185	690,654	—	690,839
Share-based compensation	—	—	—	—	276,000	—	276,000
Stock issuance costs - Warrant exchange (FN-1)	—	—	—	—	(300,000)	—	(300,000)
Net loss	—	—	—	—	—	(3,603,001)	(3,603,001)
Balance as of March 31, 2020	—	—	41,324,976	4,133	61,613,470	(74,167,779)	(12,550,176)
Issuance of common stock (RDD & Naia mergers)	—	—	42,695,948	4,270	28,749,756	—	28,754,026
Issuance of preferred stock and warrants (FN-1)	382,779	38	—	—	22,560,956	—	22,560,994
Stock issuance costs	—	—	—	—	(3,589,703)	—	(3,589,703)
Share-based compensation	—	—	—	—	4,021,000	—	4,021,000
Exercise of warrants	—	—	12,230,418	1,223	1,217,778	—	1,219,001
Inducement expense	—	—	—	—	6,467,048	—	6,467,048
Conversion of convertible debt and accrued interest	—	—	1,287,696	129	574,871	—	575,000
Beneficial conversion feature	—	—	—	—	207,632	—	207,632
Conversion of preferred stock to common stock	(382,779)	(38)	38,277,900	3,828	(3,790)	—	—
Issuance of RSUs	—	—	415,948	42	(42)	—	—
Net loss	—	—	—	—	—	(44,597,536)	(44,597,536)
Balance as of June 30, 2020	—	—	136,232,886	13,625	121,818,976	(118,765,315)	3,067,286
Issuance of common stock	—	—	3,285,543	329	2,459,254	—	2,459,583
Stock issuance costs	—	—	—	—	(73,149)	—	(73,149)
Exercise of warrants	—	—	1,403,100	140	826,847	—	826,987
Conversion of convertible debt and accrued interest	—	—	8,653,928	865	3,567,112	—	3,567,977
Beneficial conversion feature	—	—	—	—	1,903,228	—	1,903,228
Share-based compensation	—	—	—	—	202,000	—	202,000
Net loss	—	—	—	—	—	(8,333,337)	(8,333,337)
Balance as of September 30, 2020	—	$—	149,575,457	$14,959	$130,704,268	$(127,098,652)	$3,620,575

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(27,224,420)	$(56,533,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,884,000	4,499,000
Accrued interest on convertible notes	—	298,048
Amortization of debt discount	43,983	1,288,098
Beneficial conversion feature	—	2,110,860
Depreciation	4,657	16,883
Loss on disposal and write-offs of property and equipment	—	7,031
Change in fair value of derivative liabilities	(7,000)	(617,000)
Change in fair value of warrant liabilities	—	(2,637,500)
Warrant inducement expense	—	7,157,887
Acquired in-process research and development	2,610,588	28,754,026
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	(1,869,438)	(498,873)
Accounts payable	(63,567)	(1,388,457)
Accrued expenses and other liabilities	3,114,077	4,549,153
Accrued interest	(488)	3,427
Net cash used in operating activities	(21,507,608)	(12,991,291)
Cash flows from investing activities
Purchase of property and equipment	(9,848)	(2,543)
Maturity of restricted deposit	75,000	—
Purchase of in-process research and development, net of assets acquired	(2,493,165)	(3,184,454)
Net cash used in investing activities	(2,428,013)	(3,186,997)
Cash flows from financing activities
Borrowings from convertible notes	—	2,500,000
Payments of convertible notes	(58,199)	(1,469,804)
Payments of debt issuance costs	—	(23,000)
Proceeds from the exercise of stock options	226,706	—
Proceeds from issuance of common stock and warrants	34,500,000	2,370,012
Proceeds from issuance of preferred stock and warrants	—	22,560,994
Payment of offering costs	(2,901,123)	(3,962,852)
Proceeds from exercise of warrants	7,925,434	2,045,988
Net cash provided by financing activities	39,692,818	24,021,338
Net increase in cash and cash equivalents	15,757,197	7,843,050
Cash and cash equivalents as of beginning of period	37,851,388	4,592,932
Cash and cash equivalents as of end of period	$53,608,585	$12,435,982
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$569	$54,578
Supplemental disclosure of non-cash financing activities
Conversion of convertible notes and accrued interest to common stock	$—	$4,142,977
Non-cash issuance of common stock with asset acquisition and merger	$2,610,588	$28,754,026
Issuance of common stock for settlement of accounts payable	$108,000	$—
Non-cash addition of derivative liability	$—	$370,000

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

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021.

Except as noted below under the section entitled “Recently Issued Accounting Standards—Accounting Pronouncements Adopted,” there have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2021, as compared to the significant accounting policies disclosed in Note 1 of the Company’s financial statements for the years ended December 31, 2020 and 2019 included in the Company’s Annual Report on Form 10-K. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

Basis of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These changes had no effect on previously reported net loss, financial position or cash flows.

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

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement related to an “at-the-market” offering (“ATM”) pursuant to which the Company may sell, from time to time, common stock with an aggregate

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

offering price of up to $40 million through Truist Securities, Inc. (previously SunTrust Robinson Humphrey), or Truist, as sales agent, for general corporate purposes (the “Sales Agreement”). In October 2020, the Company entered into an amendment to the Sales Agreement to reflect the termination of the Prior Registration Statement and effectiveness of the Current Registration Statement. During the three and nine months ended September 30, 2021, the Company did not sell any shares under the Sales Agreement.

Warrant Exchange

Pursuant to a securities purchase agreement entered into with certain institutional and accredited investors on April 29, 2019, the Company issued warrants with an initial exercise price of $2.13 per share and a term of five-and-a-half years (the “April Warrants”). In addition, the Company issued placement agent warrants on April 29, 2019 with an initial exercise price of $2.53 per share and a term of five years (the “Placement Agent Warrants”). On December 19, 2019, the Company and each of the purchasers of the April Warrants and the Placement Agent Warrants (collectively, the “Exchange Warrants”) entered into separate exchange agreements, pursuant to which the Company agreed to issue to the purchasers an aggregate of 5,441,023 shares of the Company’s common stock (the “Exchange Shares”), at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding Exchange Warrants. During the nine months ended September 30, 2020, Exchange Warrants to purchase an aggregate of 1,539,424 shares were exchanged for 1,847,309 shares of the Company’s common stock. All of the April Warrants and Placement Agent Warrants were exchanged as of September 30, 2020.

Offer to Amend and Exercise

On February 12, 2020, the Company offered to amend certain outstanding warrants in the Offer to Amend and Exercise. The warrants amended included the short-term warrants issued in 2019 that were classified as warrant liabilities (the “Short-Term Warrants”), warrants classified as equity issued in 2018 and the outstanding long-term warrants issued in 2019 that were classified as warrant liabilities (collectively, the “Long-Term Warrants”). On April 29, 2020, Short-Term Warrants and Long-Term Warrants to purchase an aggregate of 12,230,418 shares were tendered, amended and exercised for $0.10 per share for aggregate gross proceeds of approximately $1.2 million. All of the warrants classified as warrant liabilities were fully exercised at an exercise price of $0.10 per share and as such, there were no warrant liabilities outstanding as of September 30, 2021 or December 31, 2020.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Areas of the financial statements where estimates may have the most significant effect include accrued expenses, share-based compensation, valuation of the derivative liability and warrant liabilities, valuation allowance for income tax assets, and management’s assessment of the Company’s ability to continue as a going concern. The Company considered the impact of the COVID-19 pandemic on its estimates and assumptions, and concluded there was not a material impact to its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

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

Accrued expenses consisted of the following:

	September 30, 2021 (Unaudited)	December 31, 2020
Accrued compensation and benefits	$1,203,218	$1,111,028
Accrued clinical expenses	4,571,106	4,042,277
Other accrued expenses	137,130	136,876
Total	$5,911,454	$5,290,181

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

Classification of Warrants
The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, to determine whether the warrants should be classified as equity or liability. Warrants that are freestanding financial instruments that contain net settlement options and may require the Company to settle these warrants in cash under certain circumstances are classified as liabilities. Warrant liabilities are initially recorded at fair value on the date of issuance and are subsequently re-measured to fair value at each balance sheet date until the warrant liabilities are exercised or settled. Changes in the fair value of warrant liabilities are recognized as a non-cash component of other income and expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company had no warrant liabilities as of September 30, 2021 or December 31, 2020.
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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the changes in fair value of the derivative liability classified in Level 3 during the nine months ended September 30, 2021. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

Nine Months Ended September 30, 2021
Beginning balance as of December 31, 2020	$7,000
Change in fair value of derivative liability	(7,000)
Ending balance as of September 30, 2021	$—

The amount of total gain for the period included in earnings attributable to the change in unrealized gains relating to the fair value liabilities still held at the end of the period	$—

The unrealized gain relating to the change in fair value of the derivative liability of $7,000 for the nine months ended September 30, 2021 is included in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2020, the Company recognized a gain in fair value of warrant liabilities of approximately $2.6 million, in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no gain or loss in fair value of warrant liabilities during the three and nine months ended September 30, 2021 or the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company recognized warrant inducement expense of approximately $7.2 million. There was no warrant inducement expense recognized during the three and nine months ended September 30, 2021 or the three months ended September 30, 2020. The warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the Exchange Warrants.

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

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of September 30, 2021 and December 31, 2020, the recorded values of cash and cash equivalents, restricted deposit, accounts payable, accrued expenses and convertible promissory notes approximated their fair values due to the short-term nature of the instruments.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $98,000 and $329,000 for the three and nine months ended September 30, 2021, respectively, and $108,000 and $300,000 for the three and nine months ended September 30, 2020, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the three and nine months ended September 30, 2021 and 2020, 46.3 million and 57.1 million shares, respectively, underlying potentially dilutive warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

	September 30,
	2021	2020
Options outstanding under the Private Innovate Plan	5,700,518	6,028,781
Options outstanding under the Omnibus Plan	14,475,442	10,524,626
Options outstanding under the Option Grant Agreements granted to RDD Employees	985,807	1,014,173
Warrants issued at a weighted-average exercise price of $55.31 (expired July 2021)	—	154,403
Warrants issued at an exercise price of $2.54	2,233	2,233
Warrants issued at an exercise price of $3.18	113,980	113,980
Warrants issued at an exercise price of $0.5894	25,027,849	39,275,900
Total	46,305,829	57,114,096

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

NOTE 2: LIQUIDITY AND GOING CONCERN

As of September 30, 2021, the Company had cash and cash equivalents of approximately $53.6 million. Based on current projections, the Company believes it has available resources to provide sufficient cash to satisfy its operational needs for at least one year from the date these financial statements are issued.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: MERGER AND ACQUISITIONS

Lobesity Acquisition

On July 19, 2021, the Company closed an Asset Purchase Agreement with Lobesity LLC (“Lobesity”) pursuant to which the Company acquired global development rights to a proprietary and highly specific humanized monoclonal antibody that targets glucose-dependent insulinotropic polypeptide, as well as related intellectual property (the “Lobesity Acquisition”). The consideration for the Lobesity Acquisition at closing consisted of $2.3 million in cash and 2,417,211 shares of unregistered common stock plus the right to contingent payments including certain potential worldwide regulatory and clinical milestone payments totaling $45.5 million for a single indication (with the total amount payable, if multiple indicates are developed, not to exceed $58.0 million), global sales-related milestone payments totaling up to $50.0 million, and, subject to certain adjustments, a mid-single digit royalty on worldwide net sales.

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

Accounting Treatment

The Lobesity Acquisition, RDD Merger and the Naia Acquisition were each accounted for as asset acquisitions under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The net tangible and intangible assets acquired, and liabilities assumed in connection with the transactions were recorded at their estimated fair values on the respective dates of acquisition. The excess of purchase price over fair value of identified assets acquired and liabilities assumed was expensed as in-process research and development.

During the three and nine months ended September 30, 2021, the Company acquired the Lobesity asset for $2.3 million cash and shares of the Company’s common stock valued at approximately $2.6 million. In addition, the Company paid approximately $0.2 million in transaction costs associated with the Lobesity Acquisition. There was no contingent consideration recorded at the time of the Lobesity Acquisition because the related development, regulatory and sales milestones were not deemed probable.

During the nine months ended September 30, 2020, the Company acquired the RDD net assets for shares of the Company’s common stock valued at $26.6 million and assumed liabilities of $1.3 million. The net assets received were less than $0.1 million. During the nine months ended September 30, 2020, the Company acquired the Naia technology for $2.1 million in cash, common stock valued at $2.2 million, excluding contingent consideration, and the pre-payment of certain operating costs on behalf of Naia totaling $0.1 million. No contingent consideration associated with the Naia Acquisition was recorded at the time of acquisition because the related development and sales milestones were not deemed probable.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: RELATED PARTY TRANSACTIONS

Michael Rice, a member of our Board since March 2021, is a Founding Partner of LifeSci Advisors, LLC and LifeSci Communications, LLC. Prior to his becoming a director, on April 1, 2020 the Company entered into a master services agreement with both LifeSci Advisors, LLC and LifeSci Communications, LLC, to provide investor relations and public relations services, respectively. The Company incurred expenses with LifeSci Advisors, LLC of approximately $63,000 and $239,000 during the three and nine months ended September 30, 2021, respectively. The Company incurred expenses with LifeSci Communications, LLC of approximately $67,000 and $257,000 during the three and nine months ended September 30, 2021, respectively. The Company incurred expenses of approximately $38,000 and $56,000 with LifeSci Advisors, LLC for the three and nine months ended September 30, 2020, respectively, and approximately $43,000 and $60,000 with LifeSci Communications, LLC for the three and nine months ended September 30, 2020, respectively.

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

As a result of the redemption features of the Unsecured Convertible Note, the Company amortized the debt issuance costs and accreted the OID to interest expense over the estimated redemption period of 15 months, using the effective interest method. The various conversion and redemption features contained in the Unsecured Convertible Note were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $1.3 million. Amortization of the debt discount and accretion of the OID for the Unsecured Convertible Note recorded as interest expense was approximately $0.8 million for the nine months ended September 30, 2020. The Unsecured Convertible Note was paid in full as of September 30, 2020 and there was no interest expense associated with the Unsecured Convertible Note during the three months ended September 30, 2020.

The Unsecured Convertible Note bore interest at the rate of 10% per annum, compounding on a daily basis. During the three and nine months ended September 30, 2020, the Company made principal payments in cash of $4.1 million on the Unsecured Convertible Note, consisting of $1.5 million in cash payments and $2.6 million in stock conversions.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The various conversion and redemption features contained in the Additional Note were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $0.4 million. Amortization of debt discount and accretion of the OID for the Additional Note recorded as interest expense was approximately $44,000 for the nine months ended September 30, 2021, and $133,000 and $367,000 for the three and nine months ended September 30, 2020, respectively. The Additional Note was paid in full as of September 30, 2021 and there was no interest expense incurred during the three months ended September 30, 2021.

The Additional Note bore interest at the rate of 10% per annum, compounding on a daily basis. During the nine months ended September 30, 2021, the Company paid the remaining balance of principal and interest on the Additional Note of approximately $59,000 in cash. During the nine months ended September 30, 2020, the Company made principal payments on the Additional Note of approximately $1.2 million and interest of $0.2 million through conversions into 3,358,481 shares of the Company’s common stock at a weighted-average conversion price of $0.42, which reflected a discount of approximately 36%. The conversion discount represented a beneficial conversion feature of approximately $0.8 million which was recorded as a charge to interest expense and a credit to additional paid-in capital in the accompanying condensed consolidated financial statements.

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

In connection with the Naia Acquisition, the Company entered into two amended and restated license agreements with Amunix Pharmaceuticals, Inc. (“Amunix”), pursuant to which the Company received an exclusive, worldwide, royalty-bearing license, with rights of sublicense, to lead molecules GLP-1 and GLP-2 along with a related XTEN sequence and other intellectual property referenced therein (the “Amunix Licenses”). Also in connection with the Naia Acquisition, the

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company entered into an amended and restated license agreement with Cedars-Sinai Medical Center (“Cedars”), pursuant to which the Company licensed the rights to GLP-1 Agonist for the treatment of SBS (the “Cedars License”).

As consideration under the Amunix License for GLP-1, the Company agreed to pay Amunix certain royalty payments and (i) $70.4 million in milestone payments upon achievement of future development and sales milestones in the U.S. and major EU countries, (ii) $20.5 million in milestone payments upon achievement of future development and sales milestones in China and certain related territories, and (iii) $20.5 million in milestone payments upon achievement of future development and sales milestones in South Korean and certain other east Asian countries. As consideration under the Amunix License for GLP-2, the Company agreed to pay Amunix certain royalty payments and $60.1 million in milestone payments upon achievement of future development and sales milestones in the U.S. and major EU countries.

As consideration under the Cedars License, the Company agreed to pay Cedars certain royalty payments and approximately $9.4 million in milestone payments upon achievement of future development and sales milestones.

One of the assets acquired in the Lobesity Acquisition was an amended and restated technology license agreement with MHS Care-Innovation LLC (“MHS”), pursuant to which the Company received an exclusive, worldwide license, with rights to sublicense, to certain patent and other intellectual property rights concerning a proprietary and highly specific humanized monoclonal antibody that targets glucose-dependent insulinotropic polypeptide (the “MHS License”). The MHS License does not require the payment of any future milestone payments or royalties to MHS, since it was originally entered into with Lobesity in exchange for the issuance of certain equity securities and a grant of certain related rights to Lobesity, all of which occurred prior to the closing of the Lobesity Acquisition. As consideration for the assets purchased in the Lobesity Acquisition (including but not limited to the MHS License), the Company is obligated to pay Lobesity (i) potential worldwide regulatory and clinical milestone payments totaling $45.5 million for a single indication (with the total amount payable, if multiple indications are developed, not to exceed $58.0 million), (ii) up to $50.0 million in global sales-related milestone payments, and (iii) subject to certain adjustments, a mid-single digit royalty on worldwide net sales.

On August 6, 2021, the Company announced a collaboration with the European Biomedical Research Institute of Salerno, Italy (EBRIS) to study larazotide for the treatment of multisystem inflammatory syndrome in children (MIS-C). In connection with this collaboration, the Company paid a milestone fee of $0.5 million upon IND approval for MIS-C. Final terms of the collaboration are still being determined.

During the three and nine months ended September 30, 2021, the Company incurred total milestone fees expense of $0.5 million. During the three and nine months ended September 30, 2020, the Company incurred total milestone fees expense of $2.2 million.

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

There were no shares of preferred stock issued and outstanding as of September 30, 2021 or December 31, 2020.

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

There were 255,531,751 and 204,629,064 shares of common stock outstanding as of September 30, 2021 and December 31, 2020, respectively. The Company had reserved shares of common stock for future issuance as follows:

	September 30,	December 31,
	2021 (Unaudited)	2020
Outstanding stock options	21,161,767	17,641,380
Warrants to purchase common stock	25,144,062	38,727,616
Restricted stock units subject to vesting	203,667	203,667
Shares issuable upon conversion of convertible debt	—	18,057
For possible future issuance under the Omnibus Plan	5,611,787	9,576,451
Total common shares reserved for future issuance	52,121,283	66,167,171

On December 19, 2019, the Company and each of the purchasers of the April Warrants and Placement Agent Warrants entered into the Exchange Agreements, pursuant to which the Company agreed to issue the purchasers an aggregate of 5,441,023 shares of common stock at a ratio of 1.2 Exchange Shares for each purchaser warrant in exchange for the cancellation and termination of all of the outstanding April Warrants and Placement Agent Warrants. During the nine months ended September 30, 2020, the Company issued 1,847,309 shares of common stock in exchange for cancellation and termination of the remaining outstanding Exchange Warrants. As of September 30, 2020, all of the April Warrants and Placement Agent Warrants had been exchanged for common stock and there were no April Warrants or Placement Agent Warrants outstanding.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 29, 2020, pursuant to the Offer to Amend and Exercise further described in Note 1—Summary of Significant Accounting Policies, warrants to purchase an aggregate of 12,230,418 shares of common stock were tendered, amended and exercised for aggregate gross proceeds of approximately $1.2 million.

The Company entered into a sales agreement dated July 22, 2020, as amended on October 2, 2020, with Truist relating to an ATM pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist, as sales agent, for general corporate purposes (the “2020 ATM”). During the three and nine months ended September 30, 2021, there were no shares sold under the 2020 ATM. During the three and nine months ended September 30, 2020, the Company sold 3,246,745 shares under the 2020 ATM for total net proceeds of approximately $2.4 million. Pursuant to the sales agreement, the Company will pay Truist a commission rate of 3.0% of the gross proceeds from the sale of any shares of common stock under the 2020 ATM.

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

Private Innovate Plan

As of September 30, 2021, there were 5,700,518 stock options outstanding under the Private Innovate Plan. Since 2018, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	6,028,781	$1.53	$1,080,474	3.2
Options granted	—	—
Options forfeited	(5,652)	2.08
Options exercised	(322,611)	0.43
Outstanding at September 30, 2021	5,700,518	1.59	1,634,033	2.8
Exercisable at September 30, 2021	5,700,518	1.59	1,634,033	2.8
Vested and expected to vest at September 30, 2021	5,700,518	$1.59	$1,634,033	2.8

There were no options granted under the Private Innovate Plan during the nine months ended September 30, 2021 and 2020.

The total fair value of stock option awards vested during the nine months ended September 30, 2021 under the Private Innovate Plan was approximately $49,000. As of September 30, 2021, there was no unrecognized compensation cost related

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to unvested stock-based compensation arrangements under the Private Innovate Plan as all of the outstanding options are fully vested as of September 30, 2021.

The Private Innovate Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Company’s board of directors. On April 23, 2021, the Company’s Board approved the extension of the exercise periods of certain option holders’ vested options for an additional twelve months. Pursuant to the Board’s approval, options to purchase 1,708,270 shares of the Company’s common stock were extended and the Company recognized an additional $0.3 million in non-cash stock compensation expense related to the modification during the nine months ended September 30, 2021. All other terms of the options remain unchanged.

Omnibus Plan

As of September 30, 2021, there were options to purchase 14,475,442 shares of the Company’s common stock outstanding under the Omnibus Plan and 5,611,787 shares available for future grants under the Omnibus Plan.

The range of assumptions used in estimating the fair value of the options granted under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	77%	72% - 85%	68% - 85%	72% - 85%
Risk-free interest rate	0.8% - 0.9%	0.2% - 0.7%	0.1% - 1.1%	0.2% - 0.7%
Expected term of options (in years)	6.1 years	5 - 10 years	2.3 - 6.1 years	5 - 10 years

The following table summarizes stock option activity under the Amended Omnibus Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	10,598,426	$1.01	$1,490,488	9.2
Options granted	4,205,747	1.64
Options forfeited	(241,083)	1.24
Options exercised	(87,648)	0.78
Outstanding at September 30, 2021	14,475,442	1.19	5,124,522	8.7
Exercisable at September 30, 2021	5,768,326	1.21	2,467,535	8.2
Vested and expected to vest at September 30, 2021	13,855,934	$1.18	$4,944,989	8.7

The weighted-average grant date fair value of options granted under the Omnibus Plan was $0.79 and $0.91 during the three and nine months ended September 30, 2021, respectively. The weighted-average grant date fair value of options granted under the Omnibus Plan was $0.34 and $0.37 during the three and nine months ended September 30, 2020, respectively. The total intrinsic value of options exercised was approximately $39,000 during the nine months ended September 30, 2021. There were no options exercised during the three and nine months ended September 30, 2020.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $644,000 during the nine months ended September 30, 2021. As of September 30, 2021, there was approximately $5.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted average period of 3.2 years.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Omnibus Plan provides for accelerated vesting, if approved by the Company’s Board. Upon expiration of the term of one of the Company’s now former board members, the Board approved the acceleration and extension of unvested options held by the board member. The Company recognized an additional $0.1 million in non-cash stock compensation expense related to the modification during the nine months ended September 30, 2021. Upon consummation of the RDD Merger on April 30, 2020, the Company’s Board approved the acceleration of certain options for employees, board members and key consultants. The Company recognized an additional $2.7 million in non-cash stock compensation expense related to the modification during the nine months ended September 30, 2020.

There were no RSUs granted during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Board approved grants of 415,948 RSUs, which vested immediately on the date of grant. There were 203,667 RSUs unvested as of September 30, 2021 and December 31, 2020 with a weighted-average grant date fair value of $1.07 per share. The Company recognized share-based compensation expense for RSUs of approximately $56,000 during the three months ended September 30, 2021, and $160,000 and $255,000 during the nine months ended September 30, 2021 and 2020, respectively. There was no share-based compensation expense for RSUs during the three months ended September 30, 2020.

RDD Option Grants

Pursuant to the RDD Merger Agreement, the Company assumed 1,014,173 option grant agreements awarded to RDD employees upon consummation of the RDD Merger (the “RDD Options”) on April 30, 2020. There were 985,807 RDD Options outstanding as of September 30, 2021 at a weighted-average exercise price of $0.63 per share. All of the RDD Options are fully vested and there were no RDD Options vested during the three and nine months ended September 30, 2021 or the three months ended September 30, 2020. The total fair value of RDD Options vested during the nine months ended September 30, 2020 was approximately $471,000. The range of assumptions used in estimating the fair value of the RDD Options using the Black-Scholes option pricing model for the periods presented were as follows:

Three and Nine Months Ended September 30, 2020
Expected dividend yield	—%
Expected stock-price volatility	72% - 74%
Risk-free interest rate	0.4% - 0.6%
Expected term of options (in years)	5.0 - 10.0

The following table summarizes stock option activity for the RDD Options:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	1,014,173	$0.63	$228,860	4.3
Options granted	—	—
Options forfeited	—	—
Options exercised	(28,366)	0.74
Outstanding at September 30, 2021	985,807	0.63	660,226	3.6
Exercisable at September 30, 2021	985,807	0.63	660,226	3.6
Vested and expected to vest at September 30, 2021	985,807	$0.63	$660,226	3.6

The total intrinsic value of RDD Options exercised was approximately $27,000 during the nine months ended September 30, 2021.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense

Total share-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$163,000	$109,000	$605,000	$1,697,550
General and administrative	362,000	93,000	1,279,000	2,801,450
Total share-based compensation	$525,000	$202,000	$1,884,000	$4,499,000

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

Periodically, the Company enters into separation and general release agreements with former executives of the Company that include separation benefits consistent with the former executives’ employment agreements. There was no severance expense recognized during the three and nine months ended September 30, 2021 or the three months ended September 30, 2020. The Company recognized severance expense totaling $0.8 million during the nine months ended September 30, 2020, which was paid in equal installments over 12 months from the date of separation. The accrued severance obligation was fully paid as of September 30, 2021.

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
Operating lease cost under ASC 842 was approximately $18,000 and $54,000 for the three and nine months ended September 30, 2021, respectively, and $17,880 and $47,880 for the three and nine months ended September 30, 2020, respectively. Operating lease cost is included in general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the nine months ended September 30, 2021.
Future minimum payments under the Company’s lease liability were as follows:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year ending December 31,	Operating Leases
2021	$18,000
2022	72,000
2023	72,000
2024	54,000
Total lease payment	216,000
Less: imputed interest	(35,355)
Total	$180,645
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

Overview

9 Meters is a clinical-stage biopharmaceutical company focused on rare or debilitating digestive diseases or unique biology. Our pipeline includes drug candidates for short bowel syndrome (SBS), celiac disease, and four early-stage candidates for undisclosed rare and/or unmet needs. Our current product development pipeline is described in the table below:

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

We launched a Phase 2 trial of vurolenatide for the treatment of SBS in the second quarter of 2021 in approximately 22 patients using TSO as the primary efficacy outcome measure. This trial is a multi-center, double-blind, double-dummy, randomized placebo-controlled trial. The FDA has provided global anchor questions and specific guidance for performance of exit interviews to support clinical meaningfulness of observed efficacy. We anticipate topline results from the Phase 2 trial in the first quarter of 2022. Shortly after our end-of-phase 2 meeting with the FDA, we plan to initiate the Phase 3 trial.

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

We have approximately 110 active clinical trial sites in our Phase 3 trial with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. In addition, after consultation with the FDA, the analytical approach to the primary endpoint was modified to perform a continuous variable analysis instead of a responder analysis of the primary efficacy outcome. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525. Site activation and patient enrollment have been impacted by the COVID-19 pandemic. We continue to monitor the evolving situation with COVID-19, which is likely to impact the pace of enrollment directly or indirectly over the next several months. Given challenges in enrollment related to the COVID-19 pandemic, interim results (statistical assumption modeling) are expected in the second quarter of 2022 with the topline data readout anticipated in the fourth quarter of 2022. Recently, we engaged Beyond Celiac and the Celiac Disease Foundation, both leading non-profit patient advocacy groups, to identify potential and appropriate patients for enrollment in the Phase 3 trial. We also launched a celiac disease trial awareness campaign utilizing a dedicated YouTube channel. Additionally, we initiated a social media geo-targeting CeDLara awareness campaign. In October 2021, we held a live/virtual investigators’ meeting directed toward enhancing enrollment efforts. We continue to evaluate and respond to trial execution challenges related to the ongoing COVID-19 pandemic and will implement additional measures as needed.

NM-003 Long-Acting GLP-2

NM-003 is a proprietary long-acting glucagon-like-peptide (“GLP-2”) receptor agonist with improved serum half-life compared with short-acting versions. On December 9, 2020, we announced that the FDA has granted orphan drug designation to NM-003 for prevention of acute graft versus host disease. NM-003, also called teduglutide, utilizes proprietary XTEN® technology to extend circulating half-life. NM-003 is currently undergoing a pre-clinical proof-of-concept study. Based on the results of this study, we intend to progress NM-003 through a clinical and regulatory pathway in an undisclosed orphan and rare GI indication.

NM-102 Tight Junction Microbiome Modulator

NM-102, a small molecule peptide, is being developed as a potential microbiome modulator and undergoing an indication selection process. NM-102 is a long-acting, degradation-resistant peptide, believed to be gut-restricted, and presumed to prevent gut microbial metabolites and antigens from trafficking into systemic circulation. We initiated an IND-enabling pathway for NM-102 during the second quarter of 2021. We recently announced a collaboration with Gustav Roussy, a leading cancer center in Villejuif, France, using NM-102. This collaboration adds to an initial 14-month preclinical research project initiated in March 2019, which focused on the relationship between intestinal microbiome composition and systemic responses to cancer treatments such as chemotherapy and immune checkpoint inhibitors.

NM-136 Humanized Monoclonal Antibody

On July 19, 2021, we entered into and closed an Asset Purchase Agreement with Lobesity LLC (“Lobesity”), pursuant to which we acquired global development rights to a proprietary and highly specific humanized monoclonal antibody, now known as NM-136, that targets glucose-dependent insulinotropic polypeptide, as well as the related intellectual property (the "Lobesity Acquisition"). We have initiated antibody profiling to support a pre-clinical development program in 2022. We plan to continue IND-enabling studies and intend to initiate human clinical trials in 2023.

NM-004 Immunomodulator

NM-004 is a double-cleaved mesalamine with an immunomodulator. NM-004 is currently undergoing a probability of technical, regulatory and intellectual property analysis in an undisclosed GI indication. Based on the results of that analysis, we intend to determine the viability of a path forward.

Corporate Development

Lobesity Acquisition

On July 19, 2021, we completed an Asset Purchase Agreement with Lobesity, pursuant to which we acquired global development rights to a proprietary and highly specific humanized monoclonal antibody, now known as NM-136, that targets glucose-dependent insulinotropic polypeptide, as well as related intellectual property. We paid a combination of cash and equity consideration in the form of a $5 million upfront payment, as 40% cash and 60% equity (consisting of 2,417,211 shares of unregistered common stock priced at our 30-day volume weighted-price immediately prior to the closing), plus the right to contingent payments including certain potential worldwide regulatory and clinical milestone payments totaling $45.5 million for a single indication (with the total amount payable, if multiple indications are developed, not to exceed $58.0 million), global sales-related milestone payments totaling up to $50.0 million, and, subject to certain adjustments, a mid-single digit royalty on worldwide net sales.

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

As of September 30, 2021, we had an accumulated deficit of $159.3 million. We incurred net losses of $13.5 million and $8.3 million during the three months ended September 30, 2021 and 2020, respectively, and $27.2 million and $56.5 million during the nine months ended September 30, 2021 and 2020, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

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
•pursue additional in- or out-licenses or similar strategic transactions; and
•continue to incur additional legal, accounting, regulatory, tax-related and other expenses required to operate as a public company.

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

The economic impact of the COVID-19 pandemic and its effect on capital markets and investor sentiment may adversely impact our ability to raise capital when needed or on acceptable terms to fund our development programs and operations. However, we recently closed public offerings and received net proceeds of approximately $31.5 million in April 2021 and $32.0 million in December 2020, which we plan to use to complete the Phase 2 trial in SBS and continue progression of our Phase 3 trial in celiac disease. In addition, we have several early-stage product candidates that are expected to be IND-enabling in 2021 and recently acquired a humanized monoclonal antibody that we intend to advance to human clinical trials in 2023.

We do not yet know the full extent of potential delays or impacts on our business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole due to the COVID-19 pandemic. However, these effects could have a material adverse impact on our business and financial condition.

Research and Development Updates

In December 2020, we announced positive top-line results in our Phase 1b/2a clinical trial for the treatment of SBS. Vurolenatide was generally safe and well tolerated and 8 of the 9 patients experienced meaningful declines in TSO following each dose, relative to a baseline output. The rapid onset of clinical improvements in stool volumes, as observed in all 9 patients having substantial reductions in stool output within 48 hours of the first dose, shows the potential for vurolenatide to address the primary problem of chronic malabsorptive diarrhea in SBS patients. Following communication from the FDA in the first quarter of 2021, we initiated a Phase 2 trial of vurolenatide for the treatment of SBS in the second quarter of 2021 in approximately 22 patients using TSO as the primary efficacy outcome measure. The trial is a multi-center, double-blind, double-dummy, randomized placebo-controlled trial. The FDA has provided global anchor questions and specific guidance for performance of exit interviews to support clinical meaningfulness of observed efficacy. We entered into a collaboration with the Duke Clinical Research Institute to support our Phase 2 trial in SBS. We anticipate topline results from the Phase 2 trial in the first quarter of 2022.

We continue to enroll patients in our Phase 3 clinical trial of larazotide in adult patients with celiac disease. We have approximately 110 active clinical trial sites with three parallel treatment groups, 0.25 mg of larazotide tid, 0.5 mg of larazotide tid and a placebo arm. In May 2020, we received a thorough QT (TQT) study waiver from the FDA for the Phase 3 trial of larazotide in celiac disease. The waiver supports larazotide’s strong precedent of safety and could potentially streamline the program’s timeline and cost effectiveness. In addition, after consultation with the FDA, the definition of the primary endpoint was modified to utilize a continuous variable instead of a responder analysis. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525. Recently, we entered into collaborations with Beyond Celiac and the Celiac Disease Foundation to support enrollment in the trial. We also launched a celiac disease trial awareness campaign utilizing a dedicated YouTube channel. Additionally, we initiated a social media geo-targeting CeDLara awareness campaign. In October 2021, we held a live/virtual investigators’ meeting directed toward enhancing enrollment efforts. Interim results are expected in the second quarter of 2022 with the topline data readout anticipated in the fourth quarter of 2022.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth the key components of our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Operating expenses:
Research and development	$6,049,444	$4,413,707	$1,635,737	37%
Acquired in-process research and development	5,103,753	—	5,103,753	100%
General and administrative	2,386,461	1,890,492	495,969	26%
Total operating expenses	13,539,658	6,304,199	7,235,459	115%

Loss from operations	(13,539,658)	(6,304,199)	(7,235,459)	115%
Total other income (expense), net	(573)	(2,029,138)	2,028,565	(100)%
Net loss	$(13,540,231)	$(8,333,337)	$(5,206,894)	62%

Research and Development Expense

Research and development expense for the three months ended September 30, 2021, increased approximately $1.6 million, or 37%, as compared to the three months ended September 30, 2020. The increase was driven primarily by an increase in clinical development costs of approximately $3.0 million due to progress in our Phase 3 clinical trial for celiac disease and starting our Phase 2 clinical trial in SBS. Personnel costs and benefits associated with our research and development personnel increased approximately $0.2 million due to hiring additional personnel since September 30, 2020. In addition, non-cash stock compensation expense associated with our research and development personnel increased by approximately $0.1 million primarily due to the increase in fair value of the underlying stock. These increases were offset by a decrease in license milestone fees of approximately $1.7 million.

	Three Months Ended September 30,
	2021	2020
Research and development expenses:
NM-001 Celiac Disease	$1,790,305	$1,332,001
NM-002 Short Bowel Syndrome	2,024,290	384,369
NM-102 Orphan Indication	576,533	—
Milestone & license fees	500,000	2,201,985
Other research and development expenses	1,158,316	495,352
Total research and development expenses	$6,049,444	$4,413,707

Acquired In-process Research and Development Expense

Acquired in-process research and development expense was approximately $5.1 million during the three months ended September 30, 2021 and represents expenses associated with the Lobesity Acquisition that closed in July 2021. Approximately $2.6 million represents non-cash acquired in-process research and development expense paid in equity ownership. There was no acquired in-process research and development expense during the three months ended September 30, 2020.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2021, increased by approximately $0.5 million, or 26%, as compared to the three months ended September 30, 2020. The increase is primarily due to an increase in non-cash stock compensation expense of approximately $0.3 million due to an increase in the fair value of the underlying stock since 2020. In addition, general corporate fees and market research increased by approximately $0.3 million. These increases were offset by a decrease in professional and legal fees of approximately $0.1 million primarily due to additional legal and audit-related fees associated with the RDD Merger during 2020.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2021, changed by approximately $2.0 million, or 100%, as compared to the three months ended September 30, 2020. The increase in other income (expense) is primarily due to the decrease in interest expense of approximately $2.1 million, including $1.9 million for the non-cash beneficial conversion feature associated with our convertible note. This change was offset by the decrease in non-cash gain on fair value of the derivative liabilities of approximately $0.1 million.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth the key components of our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Operating expenses:
Research and development	$14,947,036	$7,457,509	$7,489,527	100%
Acquired in-process research and development	5,103,753	32,266,893	(27,163,140)	(84)%
General and administrative	7,146,432	9,220,020	(2,073,588)	(22)%
Warrant inducement expense	—	7,157,887	(7,157,887)	(100)%
Total operating expenses	27,197,221	56,102,309	(28,905,088)	(52)%

Loss from operations	(27,197,221)	(56,102,309)	28,905,088	(52)%
Total other income (expense), net	(27,199)	(431,565)	404,366	(94)%
Net loss	$(27,224,420)	$(56,533,874)	$29,309,454	(52)%

Research and Development Expense

Research and development expense for the nine months ended September 30, 2021 increased approximately $7.5 million, or 100%, as compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in clinical development costs of approximately $9.2 million due to progress in our Phase 3 clinical trial for celiac disease and starting our Phase 2 clinical trial in SBS. Personnel costs and benefits associated with our research and development personnel increased approximately $1.1 million due to hiring additional personnel since September of 2020. These increases were offset by a decrease in non-cash stock compensation expense associated with our research and development personnel of approximately $1.1 million due to the 2020 period including accelerated vesting of certain outstanding options upon closing of the RDD Merger and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant. Additionally, license fees associated with our intellectual property decreased by approximately $1.7 million during the nine months ended September 30, 2021.

	Nine Months Ended September 30,
	2021	2020
Research and development expenses:
NM-001 Celiac Disease	$5,294,781	$2,183,211
NM-002 Short Bowel Syndrome	4,614,277	442,044
NM-102 Orphan Indication	1,424,775	—
Milestone & license fees	500,000	2,201,985
Other research and development expenses	3,113,203	2,630,269
Total research and development expenses	$14,947,036	$7,457,509

Acquired In-process Research and Development Expense

Acquired in-process research and development expense for the nine months ended September 30, 2021 decreased by approximately $27.2 million, or 84%, as compared to the nine months ended September 30, 2020. Acquired in-process research and development expense during the nine months ended September 30, 2021 represents expenses associated with the Lobesity Acquisition that closed in July 2021. Approximately $2.6 million represents non-cash acquired in-process research and development expense paid in equity ownership. Acquired in-process research and development expense during the nine months ended September 30, 2020 represents expenses associated with the RDD Merger and Naia Acquisition that closed during the second quarter of 2020. Approximately $28.8 million represents non-cash acquired in-process research and development expense paid in equity ownership.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2021, decreased by approximately $2.1 million, or 22%, as compared to the nine months ended September 30, 2020. The decrease is primarily due to approximately $1.5 million in accelerated vesting of certain outstanding options upon closing of the RDD Merger in prior period and additional options awarded as a non-cash merger bonus, some of which were fully vested upon grant. In addition, personnel costs associated with our general and administrative personnel decreased by approximately $0.6 million due to severance expense and merger bonuses incurred during prior period as a result of the RDD Merger. Costs associated with operating as a public company also decreased by approximately $0.4 million primarily due to severance awarded to former board members that terminated upon closing of the RDD Merger and the additional proxy costs incurred to obtain approval for the RDD Merger. Additionally, professional fees decreased by approximately $0.3 million. These decreases were offset by an increase in other general corporate fees and market research of approximately $0.7 million.

Warrant Inducement Expense

During the nine months ended September 30, 2020, we recognized warrant inducement expense of approximately $7.2 million. There was no warrant inducement expense incurred during the nine months ended September 30, 2021. The warrant inducement expense represents the accounting fair value of consideration issued to induce exercise of certain warrants in the Offer to Amend and Exercise by reducing the exercise price to $0.10 per share, further described in “Note 1—Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2021, changed by approximately $0.4 million, or 94%, as compared to the nine months ended September 30, 2020. The increase in other income (expense) is primarily due to the decrease in interest expense of approximately $3.6 million due to paying the Unsecured Convertible Note and Additional Note in full in September 2020 and January 2021, respectively. The decrease in interest expense includes a non-cash beneficial conversion feature of approximately $2.1 million. This decrease in other expense was offset by a decrease in other income due to a non-cash gain on fair value of the warrant liabilities of $2.6 million and a non-cash gain on fair value of the derivative liabilities of approximately $0.6 million.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2021, we had cash and cash equivalents of approximately $53.6 million, compared to approximately $37.9 million as of December 31, 2020. The increase in cash and cash equivalents was primarily due to the net proceeds of approximately $31.5 million received from the April 2021 Offering. In addition, we received proceeds of approximately $7.9 million from the exercise of warrants. These increases in cash were offset by expenditures for business operations, research and development and clinical trial costs, including launching our Phase 2 trial in SBS and the Lobesity Acquisition.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(21,507,608)	$(12,991,291)
Investing activities	(2,428,013)	(3,186,997)
Financing activities	39,692,818	24,021,338
Net increase in cash and cash equivalents	$15,757,197	$7,843,050

Operating Activities

For the nine months ended September 30, 2021, our net cash used in operating activities of approximately $21.5 million primarily consisted of a net loss of $27.2 million offset by the adjustment for non-cash share-based compensation of approximately $1.9 million, non-cash acquired in-process research and development of approximately $2.6 million and the net change in operating assets and liabilities of approximately $1.2 million.

For the nine months ended September 30, 2020, our net cash used in operating activities of approximately $13.0 million primarily consisted of a net loss of $56.5 million, a non-cash gain of $2.6 million for the change in the fair value of the warrant liabilities and a non-cash gain of $0.6 million for the change in fair value of the convertible note derivative liabilities. These decreases were offset by adjustments for non-cash warrant inducement expense of $7.2 million, non-cash share-based compensation of approximately $4.5 million, non-cash interest expense of approximately $1.3 million, a non-cash beneficial conversion feature of approximately $2.1 million associated with the conversion of convertible note principal and interest, non-cash acquired in-process research and development expense of approximately $28.8 million. In addition, the net change in operating assets and liabilities increased by $2.7 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 represents the purchase of acquired in-process research and development of approximately $2.5 million and the purchase of property and equipment of approximately $10,000. These cash outflows were offset by the maturity of our restricted investment of $75,000. Net cash used in investing activities for the nine months ended September 30, 2020 represents the purchase of property and equipment of approximately $2,500 and the purchase of acquired in-process research and development, net of assets received, of approximately $3.2 million.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities of approximately $39.7 million primarily consisted of (i) gross proceeds of approximately $34.5 million from the April 2021 Offering, (ii) proceeds of approximately $7.9 million from the exercise of warrants, and (iii) proceeds of approximately $0.2 million from the exercise of stock options. These increases were offset by a decrease of approximately $2.9 million in stock issuance costs and less than $0.1 million in repayments of debt.

For the nine months ended September 30, 2020, net cash provided by financing activities of approximately $24.0 million primarily consisted of (i) proceeds of $22.6 million from the issuance of preferred stock and warrants in the RDD Merger Financing, (ii) proceeds of $2.5 million from the issuance of the Additional Note, (iii) proceeds of approximately $2.4 million from the sale of our common stock pursuant to the Sales Agreement with Truist, and (iv) proceeds of approximately $2.0 million from the exercise of warrants. These increases were offset by approximately $1.5 million in cash debt repayments and $4.0 million in stock issuance costs associated with the Warrant Exchange, Offer to Amend and Exercise and RDD Merger and RDD Merger Financing.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2021, there were no material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	EXHIBIT	FILING DATE
2.1*	Asset Purchase Agreement between 9 Meters Biopharma, Inc. and Lobesity, LLC, dated July 19, 2021.	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Certain confidential portions and/or the schedules and attachments to this exhibit have been omitted from this filing pursuant to 601(b)(2) and 601(a)(5) of Regulation S-K. The Company will furnish copies of the unredacted exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

9 METERS BIOPHARMA, INC.
a Delaware corporation

Date:	November 15, 2021	By:	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Principal Accounting Officer)