Form 10-Q
period 2022-03-31
9 METERS BIOPHARMA, INC.
filed 2022-05-16
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
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

As of May 12, 2022, the registrant had 259,107,380 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

9 METERS BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$37,242,112	$46,993,285
Prepaid expenses and other current assets	1,845,500	2,991,948
Total current assets	39,087,612	49,985,233

Property and equipment, net	17,309	16,094
Right-of-use asset	153,646	166,618
Other assets	5,580	5,580
Total assets	$39,264,147	$50,173,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,911,793	$2,434,452
Accrued expenses	6,255,933	5,967,822
Lease liability, current portion	56,457	54,796
Total current liabilities	8,224,183	8,457,070
Lease liability, net of current portion	98,390	113,142
Total liabilities	8,322,573	8,570,212

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock $0.0001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2022 (unaudited) and December 31, 2021	—	—
Common stock $0.0001 par value per share, 550,000,000 shares authorized as of March 31, 2022 (unaudited) and December 31, 2021, respectively; 258,235,418 shares issued and outstanding as of March 31, 2022 (unaudited) and December 31, 2021	25,824	25,824
Additional paid-in capital	211,108,156	210,418,156
Accumulated deficit	(180,192,406)	(168,840,667)
Total stockholders’ equity	30,941,574	41,603,313
Total liabilities and stockholders’ equity	$39,264,147	$50,173,525
See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$8,368,478	$3,190,302
General and administrative	2,995,771	2,208,800
Total operating expenses	11,364,249	5,399,102

Loss from operations	(11,364,249)	(5,399,102)

Other income (expense):
Interest income, net	12,814	5,087
Interest expense	(304)	(44,064)
Change in fair value of derivative liability	—	7,000
Total other income (expense), net	12,510	(31,977)

Loss before income taxes	(11,351,739)	(5,431,079)
Income tax benefit	—	—

Net loss	$(11,351,739)	$(5,431,079)

Net loss per common share, basic and diluted	$(0.04)	$(0.03)

Weighted-average common shares, basic and diluted	258,235,418	211,280,867

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2022
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2021	258,235,418	$25,824	$210,418,156	$(168,840,667)	$41,603,313
Share-based compensation	—	—	690,000	—	690,000
Net loss	—	—	—	(11,351,739)	(11,351,739)
Balance as of March 31, 2022	258,235,418	$25,824	$211,108,156	$(180,192,406)	$30,941,574

Three Months Ended March 31, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2020	204,629,064	$20,463	$164,182,917	$(132,061,267)	$32,142,113
Share-based compensation	—	—	422,000	—	422,000
Exercise of warrants	11,634,151	1,163	6,855,865	—	6,857,028
Exercise of stock options	61,681	6	75,897	—	75,903
Net loss	—	—	—	(5,431,079)	(5,431,079)
Balance as of March 31, 2021	216,324,896	$21,632	$171,536,679	$(137,492,346)	$34,065,965

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(11,351,739)	$(5,431,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	690,000	422,000
Amortization of debt discount	—	43,983
Depreciation	1,627	1,110
Change in fair value of derivative liabilities	—	(7,000)
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	1,146,448	(269,942)
Accounts payable	(522,659)	(117,269)
Accrued expenses and other liabilities	287,992	(866,315)
Accrued interest	—	(488)
Net cash used in operating activities	(9,748,331)	(6,225,000)
Cash flows from investing activities
Purchase of property and equipment	(2,842)	(5,012)
Net cash used in investing activities	(2,842)	(5,012)
Cash flows from financing activities
Payments of convertible notes	—	(58,199)
Proceeds from the exercise of stock options	—	75,903
Proceeds from exercise of warrants	—	6,857,028
Net cash provided by financing activities	—	6,874,732
Net (decrease) increase in cash and cash equivalents	(9,751,173)	644,720
Cash and cash equivalents as of beginning of period	46,993,285	37,851,388
Cash and cash equivalents as of end of period	$37,242,112	$38,496,108
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$569
Supplemental disclosure of non-cash financing activities
Addition of non-cash stock issuance costs	$—	$142,333

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

9 Meters Biopharma, Inc. (the “Company”) is a clinical-stage company pioneering novel treatments for people with rare digestive diseases, gastrointestinal conditions with unmet needs, and debilitating disorders in which the biology of the gut is a contributing factor. The Company’s pipeline includes drug candidates vurolenatide, a proprietary long-acting GLP-1 agonist for short bowel syndrome (“SBS”), an orphan designated disease, larazotide, a Phase 3 tight junction regulator being evaluated for celiac disease (“CeD”) and multi-system inflammatory syndrome in children (“MIS-C”), and a robust pipeline of early-stage candidates for undisclosed rare diseases and/or unmet needs.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022.

Except as noted below under the section entitled “Recently Issued Accounting Standards—Accounting Pronouncements Adopted,” there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies disclosed in Note 1 of the Company’s financial statements for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form 10-K. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

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

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement (the “Sales Agreement”) related to an “at-the-market” offering pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist Securities, Inc. (previously SunTrust Robinson Humphrey), or Truist, as sales agent, for general corporate purposes (the “2020 ATM”). In October 2020, the Company entered into an amendment to the Sales Agreement to reflect the termination of the prior registration statement and effectiveness of the Current Registration Statement. During the three months ended March 31, 2022 and 2021, the Company did not sell any shares under the Sales Agreement.

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

Of the shares of common stock issued in the April 2021 Offering, the then-current Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors purchased an aggregate of 450,000 shares at the public offering price and on the same terms as the other purchasers in the offering. The underwriters received the same underwriting discount on the shares purchased by the Company’s Chief Executive Officer, then-current Chief Financial Officer and Chairman of the Board of Directors.

Business Risks

The Company faces risks, including those associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, risks related to the potential effects of the ongoing COVID-19 outbreak and related mitigation efforts on the Company's clinical, financial and operational activities, the Company’s need for additional financing to achieve key development milestones, the need to defend intellectual property rights, risks related to cybersecurity and data privacy and the dependence on key members of management.

The outbreak of COVID-19 began in December 2019 and on March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic and its resurgences are affecting the United States and global economies and may continue to affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the Food and Drug Administration (the “FDA”) and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. The COVID-19 pandemic has led to slower enrollment in the Company’s Phase 3 registration trial for larazotide and could continue to impact enrollment directly or indirectly for the next several months and possibly longer. Patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to larazotide or the Company’s other product candidates. New and potentially more contagious variants, such as the Omicron variant, could further affect the impact that the COVID-19 pandemic has on the Company’s operations. The impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital in the future, which could negatively impact the Company’s long-term liquidity. The Company’s assessment of the impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Areas of the financial statements where estimates may have the most significant effect include accrued expenses, share-based compensation, valuation of the derivative liability and warrant liabilities, valuation allowance for income tax assets, and management’s assessment of the Company’s ability to continue as a going concern. The Company considered the impact of the COVID-19 pandemic on its estimates and assumptions, and concluded there was not a material impact to its condensed consolidated financial statements as of and for the three months ended March 31, 2022. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

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

Accrued expenses consisted of the following:

	March 31, 2022 (Unaudited)	December 31, 2021
Accrued compensation and benefits	$1,146,260	$1,633,295
Accrued clinical expenses	5,010,780	4,228,048
Other accrued expenses	98,893	106,479
Total	$6,255,933	$5,967,822

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the condensed consolidated balance sheet at fair value. There are no outstanding derivative liabilities as of March 31, 2022 and December 31, 2021. The Company’s derivative financial instruments consisted of embedded options in the Company’s convertible notes. The embedded derivatives included provisions that provided the noteholder with certain conversion and put rights at various conversion or redemption values as well as certain call options for the Company.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Periodically, the Company’s Board of Directors (the “Board”) may approve the grant of restricted stock units (“RSUs”) pursuant to the Company’s 2012 Omnibus Incentive Plan, as amended, which represent the right to receive shares of the Company’s common stock based on terms of the agreement. The fair value of RSUs is recognized as share-based compensation expense generally on a straight-line basis over the service period, net of estimated forfeitures. The grant date fair value of an RSU represents the closing price of the Company’s common stock on the date of grant.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of March 31, 2022 and December 31, 2021, the recorded values of cash and cash equivalents, accounts payable and accrued expenses approximated their fair values due to the short-term nature of the instruments.

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

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $181,000 and $99,000 for the three months ended March 31, 2022 and 2021, respectively.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the three months ended March 31, 2022 and 2021, 53.2 million and 47.7 million shares, respectively, underlying potentially dilutive warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

	March 31,
	2022	2021
Options outstanding under the Innovate 2015 Stock Incentive Plan	5,300,518	6,000,518
Options outstanding under the 2012 Omnibus Plan Incentive Plan, as amended	23,919,158	13,601,796
Options outstanding under the Option Grant Agreements granted to RDD Employees	985,807	985,807
Warrants outstanding at a weighted-average exercise price of $55.31 (expired July 2021)	—	154,403
Warrants outstanding at an exercise price of $2.54	2,233	2,233
Warrants outstanding at an exercise price of $3.18	113,980	113,980
Warrants outstanding at an exercise price of $0.5894	22,927,849	26,822,849
Total	53,249,545	47,681,586

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

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted this guidance effective January 1, 2022 and the adoption of ASU 2020-06 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2022, the Company had cash and cash equivalents of approximately $37.2 million. The Company expects to incur substantial losses in the future as it progresses its current product pipeline, seeks regulatory approval for product candidates and prepares for commercialization.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3: ACQUISITION

Lobesity Acquisition

On July 19, 2021, the Company closed an asset purchase agreement (the “Lobesity Asset Purchase Agreement”) with Lobesity LLC (“Lobesity”) pursuant to which the Company acquired global development rights to a proprietary and highly specific humanized monoclonal antibody that targets glucose-dependent insulinotropic polypeptide, as well as related intellectual property (the “Lobesity Acquisition”). The consideration for the Lobesity Acquisition at closing consisted of $2.3 million in cash and 2,417,211 shares of unregistered common stock plus the right to contingent payments including certain potential worldwide regulatory and clinical milestone payments totaling $45.5 million for a single indication (with the total amount payable, if multiple indicates are developed, not to exceed $58.0 million), global sales-related milestone payments totaling up to $50.0 million, and, subject to certain adjustments, a mid-single digit royalty on worldwide net sales.

To satisfy the Company’s post-closing rights to indemnification under the Lobesity Asset Purchase Agreement, 604,303 of the shares issued to Lobesity are subject to holdback restrictions for 18 months following closing of the transaction. The Company’s right to indemnification will be satisfied through the recovery of these shares or paid in cash by Lobesity.

The Lobesity Acquisition was accounted for as an asset acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The net tangible and intangible assets acquired, and liabilities assumed in connection with the transaction were recorded at their estimated fair values on the date of acquisition. The excess of purchase price over fair value of identified assets acquired and liabilities assumed was expensed as in-process research and development.

NOTE 4: RELATED PARTY TRANSACTIONS

Michael Rice, a member of our Board since March 2021, is a Founding Partner of LifeSci Advisors, LLC and LifeSci Communications, LLC. Prior to his becoming a director, on April 1, 2020 the Company entered into a master services agreement with both LifeSci Advisors, LLC and LifeSci Communications, LLC, to provide investor relations and public relations services, respectively. The Company incurred expenses with LifeSci Advisors, LLC of approximately $64,000 and $61,000 during the three months ended March 31, 2022 and 2021, respectively. The Company incurred expenses with LifeSci Communications, LLC of approximately $74,000 and $77,000 during the three months ended March 31, 2022 and 2021, respectively.

NOTE 5: DEBT

Convertible Note

On January 10, 2020, the Company entered into a securities purchase agreement and unsecured convertible promissory note in the principal amount of $2,750,000 (the “Convertible Note”). The convertible noteholder could elect to convert all or a portion of the Convertible Note, at any time from time to time into the Company’s common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. The purchase price of the Convertible Note was $2,500,000 and carried an original issuance discount of $250,000, which was included in the principal amount of the Convertible Note.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The various conversion and redemption features contained in the Convertible Note were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $0.4 million. Amortization of debt discount and accretion of the OID for the Convertible Note recorded as interest expense was approximately $44,000 for the three months ended March 31, 2021. There was no interest expense incurred during the three months ended March 31, 2022.

The Convertible Note bore interest at the rate of 10% per annum, compounding on a daily basis. During the three months ended March 31, 2021, the Company paid the remaining balance of principal and interest on the Convertible Note of approximately $59,000 in cash. The Convertible Note was paid in full as of March 31, 2021.

NOTE 6: LICENSE AGREEMENTS

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

Upon the Company paying Alba $2.5 million for the first commercial sale of a licensed product, the Alba License becomes perpetual and irrevocable. Upon the achievement of net sales in a year exceeding $1.5 billion, the Alba License also becomes free of milestone fees. The Alba License provides Alba with certain termination rights, including failure of the Company to use Commercially Reasonable Efforts (as defined in the Alba License) to develop the licensed products.

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

Repligen Agreement

During 2014, the Company entered into an asset purchase agreement (the “Repligen Asset Purchase Agreement”) with Repligen Corporation (“Repligen”) to acquire Repligen’s RG-1068 program for the development of Secretin for the Pancreatic Imaging Market and Magnetic Resonance Cholangiopancreatography. As consideration for the Repligen Asset Purchase Agreement, the Company agreed to make a non-refundable cash payment on the date of the agreement and future royalty payments consisting of a percentage between five and fifteen of annual net sales, with the royalty payment percentage increasing as annual net sales increase.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

EBRIS Collaboration

On August 6, 2021, the Company announced a collaboration with the European Biomedical Research Institute of Salerno, Italy (“EBRIS”) to study larazotide for the treatment of MIS-C. In connection with this collaboration, the Company paid a milestone fee of $0.5 million upon IND approval for MIS-C. Following receipt of a Study May Proceed letter from the FDA under the Investigator IND, EBRIS initiated a Phase 2a study in MIS-C during the fourth quarter of 2021. The Phase 2a study is a randomized, double-blind, placebo-controlled study. See Note 10—Subsequent Events for details of an exclusive license agreement entered into with EBRIS in April 2022.

Milestone Fees

There were no milestone fees incurred during the three months ended March 31, 2022 and 2021.

NOTE 7: STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation, as amended in June 2021, authorizes 560 million shares of capital stock, par value $0.0001 per share, of which 550 million shares are designated as common stock and 10 million shares are designated as preferred stock.

Preferred Stock

The Company’s amended and restated certificate of incorporation, as amended, authorizes the Board to issue preferred stock in one or more classes or one or more series within any class from time to time. Voting powers, designations, preferences, qualifications, limitations, restrictions or other rights will be determined by the Board at that time.

There were no shares of preferred stock issued and outstanding as of March 31, 2022 or December 31, 2021.

Common Stock

The holders of the Company’s common stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board; (ii) are entitled to share in all the Company’s assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of the Company’s affairs; (iii) do not have

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

preemptive, subscription or conversion rights (and there are no redemption or sinking fund provisions or rights); and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

There were 258,235,418 shares of common stock outstanding as of March 31, 2022 and December 31, 2021. The Company had reserved shares of common stock for future issuance as follows:

	March 31,	December 31,
	2022 (Unaudited)	2021
Outstanding stock options	30,205,483	20,894,767
Warrants to purchase common stock	23,044,062	23,044,062
For possible future issuance under the Omnibus Plan	9,079,842	5,478,787
Total common shares reserved for future issuance	62,329,387	49,417,616

The Company entered into the Sales Agreement dated July 22, 2020, and as amended on October 2, 2020, with Truist relating to the 2020 ATM. During the three months ended March 31, 2022 and 2021, there were no shares sold under the 2020 ATM. Pursuant to the sales agreement, the Company will pay Truist a commission rate of 3.0% of the gross proceeds from the sale of any shares of common stock under the 2020 ATM.

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

The shares reserved for issuance under the Omnibus Plan automatically increase on the first day of each calendar year beginning in 2019 and ending in 2022 by an amount equal to the lesser of (i) five percent of the number of shares of common stock outstanding as of December 31st of the immediately preceding calendar year or (ii) such lesser number of shares of common stock as determined by the Board (the “Evergreen Provision”). On January 1, 2022, the number of shares of common stock available under the Omnibus Plan automatically increased by 12,911,771, pursuant to the Evergreen Provision. The Board elected to forgo the increase from the Evergreen Provision that would have increased the option pool by 5% of the shares of common stock outstanding on January 1, 2021.

Private Innovate Plan

As of March 31, 2022, there were 5,300,518 stock options outstanding under the Private Innovate Plan. Since 2018, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	5,300,518	$1.69	$837,459	2.7
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding at March 31, 2022	5,300,518	1.69	368,871	2.4
Exercisable at March 31, 2022	5,300,518	1.69	368,871	2.4

There were no options granted under the Private Innovate Plan during the three months ended March 31, 2022 and 2021. All of the options granted under the Private Innovate Plan are fully vested and as such, there were no stock options vested during the three months ended March 31, 2022 under the Private Innovate Plan. As of March 31, 2022, there was no unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan.

Omnibus Plan

As of March 31, 2022, there were options to purchase 23,919,158 shares of the Company’s common stock outstanding under the Omnibus Plan and 9,079,842 shares available for future grants under the Omnibus Plan.

The range of assumptions used in estimating the fair value of the options granted under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended March 31,
	2022	2021
Expected dividend yield	0%	0%
Expected stock-price volatility	79%	68% - 85%
Risk-free interest rate	1.4% - 1.9%	0.1% - 0.9%
Expected term of options (in years)	6.1 years	5.8 years - 6.1 years

The following table summarizes stock option activity under the Omnibus Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	14,608,442	$1.19	$1,490,488	9.2
Options granted	9,412,420	0.74
Options forfeited	(101,704)	0.77
Options exercised	—	—
Outstanding at March 31, 2022	23,919,158	1.01	33,684	8.9
Exercisable at March 31, 2022	7,724,667	1.21	4,389	7.9
Vested and expected to vest at March 31, 2022	22,577,686	$1.02	$31,010	8.8

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of options granted under the Omnibus Plan was $0.51 and $0.85 during the three months ended March 31, 2022 and 2021, respectively. The total intrinsic value of options exercised was approximately $13,000 during the three months ended March 31, 2021. There were no options exercised during the three month ended March 31, 2022.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $1,320,000 and $66,000 during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was approximately $9.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted average period of 3.3 years.

There were no RSUs granted during the three months ended March 31, 2022 and 2021. There were no unvested RSUs as of March 31, 2022. The Company recognized share-based compensation expense for RSUs of approximately $52,000 during the three months ended March 31, 2021 and there was no share-based compensation expense for RSUs during the three months ended March 31, 2022.

RDD Option Grants

Pursuant to the RDD Merger Agreement, the Company assumed 1,014,173 option grant agreements awarded to RDD employees upon consummation of the RDD Merger (the “RDD Options”) on April 30, 2020. There were 985,807 RDD Options outstanding as of March 31, 2022 at a weighted-average exercise price of $0.63 per share. All of the RDD Options are fully vested and there were no RDD Options vested during the three months ended March 31, 2022 and 2021.

The following table summarizes stock option activity for the RDD Options:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	985,807	$0.63	$343,486	3.3
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding at March 31, 2022	985,807	0.63	87,398	3.1
Exercisable at March 31, 2022	985,807	0.63	87,398	3.1

During the three months ended March 31, 2021, there were 28,366 options exercised at a weighted-average exercise price of $0.74. The total intrinsic value of RDD Options exercised was approximately $27,000 during the three months ended March 31, 2021.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense

Total share-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$178,000	$162,000
General and administrative	512,000	260,000
Total share-based compensation	$690,000	$422,000

NOTE 9: COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into executive employment agreements with the executives (the “Executive Employment Agreements”). The Executive Employment Agreements provide an annual base salary and the opportunity to participate in the Company’s equity compensation, employee benefit and bonus plans once they are established and approved by the Board. The Executive Employment Agreements contain severance provisions if such executive is terminated under certain conditions that would provide the executive with up to 12 months of their base salary and up to 12 months of continuation of health insurance benefits. Additionally, if the Company’s Chief Executive Officer is terminated under certain conditions or resigns for good reason within 12 months of a “change in control,” the Chief Executive Officer will be eligible to receive 18 months of his then-current salary, the amount of his target year-end annual non-equity incentive award, and accelerated vesting of all of his unvested options and restricted stock unit awards.

Periodically, the Company enters into separation and general release agreements with former executives of the Company that include separation benefits consistent with the former executives’ employment agreements. There was no severance expense recognized during the three months ended March 31, 2022 and 2021. The accrued severance obligation was approximately $0.3 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively.

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
Operating lease cost under ASC 842 was approximately $18,000 for the three months ended March 31, 2022 and 2021. Operating lease cost is included in general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the three months ended March 31, 2022.
Future minimum payments under the Company’s lease liability were as follows:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year ending December 31,	Operating Leases
2022	$54,000
2023	72,000
2024	54,000
Total lease payment	180,000
Less: imputed interest	(25,154)
Total	$154,846
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

NOTE 10: SUBSEQUENT EVENTS

EBRIS License Agreement

On April 11, 2022, the Company entered into an exclusive license agreement (the “EBRIS License Agreement”) with EBRIS pursuant to which the company granted to EBRIS an exclusive license to study the Company’s product incorporating larazotide as its sole active pharmaceutical ingredient (the “Product”) for the treatment of MIS-C and, potentially, multisystem inflammatory syndrome in adults (“MIS-A”). In turn, the Company will have an option to license from EBRIS any new intellectual property resulting from such development (the “Option”).

Pursuant to the EBRIS License Agreement, the Company issued to EBRIS $500,000 of shares of common stock (consisting of 871,962 shares of unregistered common stock priced at the Company’s 20-day volume weighted-price as of the date of closing), plus the Company will pay EBRIS $500,000 in cash in connection with final database lock of the ongoing Phase II clinical trial for the treatment of MIS-C. Upon the readout of the top-line data and an FDA agreed upon path forward to further develop the compund in MIS-C, the Company may exercise the Option for an upfront fee of $1 million. In addition, the EBRIS License Agreement contemplates certain contingent payments, including development milestone payments, sales-related milestone payments, and subject to certain adjustments, a low-single digit royalty on net sales of Products in the United States sold pursuant to prescriptions for use in treating MIS-C and, if applicable, MIS-A. Of note, each such payment is payable, at the option of the Company, in cash or a combination of cash and unregistered shares of the Company’s common stock.

The Company has the right to exercise the Option until three months following the later of (i) the end of the Development Term (as defined in the EBRIS License Agreement) and (ii) the delivery by EBRIS to the Company of the material Know-How (as defined in the EBRIS License Agreement) and final study reports (the “Option Expiration Date”). Unless earlier terminated, the term of the EBRIS License Agreement will continue (i) if the Company does not exercise the Option, until the Option Expiration Date or (ii) if the Company exercises the Option, on a product-by-product and country-by-country basis, until the expiration of the Company’s royalty obligations for each product in a particular country.

Following the Option Expiration Date, the EBRIS License Agreement may be terminated by the Company for convenience upon two months’ prior written notice to EBRIS. The EBRIS License Agreement may be terminated by either party upon (i) a material breach by the other party (subject to prior written notice and a cure period), (ii) certain insolvency events, including bankruptcy proceedings, or (iii) written notice that, as reasonably determined in good faith by the terminating party, termination is necessary to protect the health or safety of trial participants. Additionally, the EBRIS License Agreement will automatically terminate if the Alba License terminates. The EBRIS License Agreement includes

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

standard and customary provisions regarding, among other things, compliance with laws and regulations, confidentiality, intellectual property, representations and warranties, liability, indemnification, and insurance.

Option Modification

In accordance with the separation and consulting agreement entered into with our former Chief Financial Officer, the Company accelerated the vesting of all remaining unvested options and extended the exercise period to ten years from the issuance date. In addition, the Company paid the former executive a bonus of approximately $42,000, which represented the 2022 annual bonus prorated for the period of service January 1, 2022 through April 14, 2022, the end of the consulting period.

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

These forward-looking statements are based on our current expectations and beliefs and necessarily involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of various risks and uncertainties, which include, without limitation: our need for substantial additional funding; potential delays in commencement and completion of clinical studies; uncertainties associated with the clinical development and regulatory approval of product candidates; uncertainties in obtaining successful clinical results for product candidates and unexpected costs that may result therefrom; risks related to our limited operating history; reliance on research and development partners; risks related to the failure to realize any value from product candidates and preclinical programs being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market; the impact of COVID-19 on our operations, enrollment in and timing of clinical trials; risks related to the inability of the Company to obtain sufficient additional capital to continue to advance these product candidates and its preclinical programs, including in light of current stock market conditions; results of earlier studies and trials not being predictive of future trial results; our need to attract and retain senior management and key scientific personnel; intellectual property risks; risk of delisting from Nasdaq; risks related to cybersecurity and data privacy; reliance on collaborators; risks associated with acquiring and developing additional compounds; and other risks described in greater detail in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context otherwise requires, as used in this report, the words “we,” “us,” “our,” the “Company” and “9 Meters” refer to 9 Meters Biopharma, Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K, filed with the SEC on March 23, 2022.

Overview

9 Meters is a clinical-stage company pioneering novel treatments for people with rare digestive diseases, gastrointestinal conditions (“GI”) with unmet needs, and debilitating disorders in which the biology of the gut is a contributing factor. Our pipeline includes drug candidates for short bowel syndrome (“SBS”), celiac disease (“CeD”), multi-system inflammatory syndrome in children (“MIS-C”) and a robust pipeline of early-stage candidates for undisclosed rare diseases and/or unmet needs. Our current product development pipeline is described in the table below:

Vurolenatide for the Treatment of Short Bowel Syndrome

Vurolenatide is a long-acting injectable glucagon-like-peptide-1 (“GLP-1”) analogue being developed for SBS, a debilitating orphan disease with an underserved market. It affects up to 20,000 adults in the U.S., with similar prevalence in Europe. Patients with SBS cannot absorb enough water, vitamins, protein, fat, calories and other nutrients from food. It is a severe disease with life-changing consequences, such as impaired intestinal absorption, diarrhea and metabolic complications. A portion of patients have life-long dependency on Parenteral Support (“PS”) to survive with risk of life-threatening infections and extra-organ impairment. Vurolenatide links exenatide, a GLP-1 analogue, to a long-acting linker technology and is designed specifically to address the gastric effects in SBS patients by slowing digestive transit time. The asset uses proprietary XTEN® technology to extend the half-life of exenatide, allowing for weekly to every other week dosing, which could increase convenience for patients and caregivers. Vurolenatide is patent-protected and has received orphan drug designation by the U.S. Food and Drug Administration (“FDA”).

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

We launched a multi-center, double-blind, double-dummy, randomized, placebo-controlled Phase 2 trial of vurolenatide for the treatment of SBS in the second quarter of 2021 using TSO as the primary efficacy outcome measure. The FDA has provided global anchor questions and specific guidance for performance of exit interviews to support clinical meaningfulness of observed efficacy. The Phase 2 data is intended to inform the design of the Phase 3 clinical study. We anticipate data from the Phase 2 trial in the second quarter of 2022 followed by an End-of-Phase 2 meeting with the FDA. Shortly after our End-of-Phase 2 meeting with the FDA, we plan to initiate the Phase 3 trial.

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

We have over 100 active clinical trial sites in our Phase 3 trial with three treatment groups, 0.25 mg of larazotide, 0.5 mg of larazotide and a placebo arm. In addition, after consultation with the FDA, the analytical approach to the primary endpoint was modified to perform a continuous variable analysis instead of a responder analysis of the primary efficacy outcome. The new methodology enables a more capital-efficient study, with reduction in participants from 630 to 525. Site activation and patient enrollment have been impacted by the COVID-19 pandemic. We continue to monitor the evolving situation with COVID-19, which is likely to impact the pace of enrollment directly or indirectly over the next several months. Interim results are anticipated in the second quarter of 2022. During 2021 and 2022, we engaged Beyond Celiac, The Celiac Disease Foundation and Celiac.com, all important non-profit patient advocacy groups, to further identify potential and appropriate patients for enrollment in the Phase 3 trial. We also launched a CeD trial awareness campaign utilizing a dedicated YouTube channel and initiated a social media geo-targeting CeDLara awareness campaign. In October 2021, we held a live/virtual investigators’ meting directed toward enhancing enrollment efforts. We continue to evaluate and respond to trial execution challenges related to the ongoing COVID-19 pandemic and will implement additional measures as needed.

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

NM-136 Humanized Monoclonal Antibody

On July 19, 2021, we entered into and closed an asset purchase agreement (the “Lobesity Asset Purchase Agreement”) with Lobesity LLC (“Lobesity”), pursuant to which we acquired global development rights to a proprietary and highly specific humanized monoclonal antibody, now known as NM-136, that targets glucose-dependent insulinotropic polypeptide (“GIP”), as well as the related intellectual property (the "Lobesity Acquisition"). GIP is a hormone found in the upper small intestine that is released into circulation after food is ingested, and when found in high concentrations, can contribute to obesity and obesity-related disorders such as Prader-Willi Syndrome. NM-136 has been shown to prevent GIP from binding to its receptor, which in preclinical obesity models has been shown to significantly decrease weight and abdominal fat by reducing nutrient absorption from the intestine as well as nutrient storage without affecting appetite. We have initiated antibody profiling to support a preclinical development program and expect to have a pre-IND meeting by the end of 2022.

NM-004 Immunomodulator

NM-004 is a double-cleaved mesalamine with an immunomodulator. NM-004 is currently undergoing a probability of technical, regulatory and intellectual property analysis in an undisclosed GI indication. Based on the results of that analysis, we intend to determine the viability of a path forward.

Corporate Development

Lobesity Acquisition

On July 19, 2021, we completed Lobesity Asset Purchase Agreement with Lobesity, pursuant to which we acquired global development rights to a proprietary and highly specific humanized monoclonal antibody, NM-136, that targets GIP, as well as the related intellectual property. We paid a combination of cash and equity consideration in the form of a $5 million upfront payment, as 40% cash and 60% equity (consisting of 2,417,211 shares of unregistered common stock priced at our 3-day volume weighted-price immediately prior to the closing), plus the right to contingent payments including certain potential worldwide regulatory and clinical milestone payments totaling $45.5 million for a single indication (with the total amount payable, if multiple indications are developed, not to exceed $58.0 million), global sales-related milestone payments totaling up to $50.0 million, and, subject to certain adjustments, a mid-single digit royalty on worldwide net sales.

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

As of March 31, 2022, we had an accumulated deficit of $180.2 million. We incurred net losses of $11.4 million and $5.4 million during the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

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

COVID-19

The effect of the COVID-19 pandemic and its associated restrictions, including the recent Omicron variant, has delayed and may continue to delay the expected development timelines and may increase the anticipated aggregate costs for our product candidates. Impacts from the COVID-19 pandemic include, but are not limited to, disruptions in the supply chain for clinical supplies, delays in the timing and pace of participant enrollment in clinical trials and lower than anticipated participant enrollment and completion rates due to COVID-19 clinical site closures, delays in the review and approval of our regulatory submissions by the FDA and other agencies with respect to our product candidates, and other unforeseen disruptions. Site activation and patient enrollment have been impacted by the COVID-19 pandemic and could continue to be impacted by the pandemic over the next several months and potentially longer. We are working closely with our clinical trial sites and product candidate manufacturers to ensure that patient safety and clinical supply of our product candidates are not adversely impacted by the pandemic, while also attempting to progress our trials and product candidate development as much as we can. In response to the COVID-19 pandemic, we put in place several safety measures for our employees, patients, healthcare providers and suppliers. These measures included, but were not limited to, substantially restricting travel, limiting access to our corporate office, including allowing employees to work remotely, providing personal protective equipment to employees, investigator sites and third-party vendors, implementing social distancing protocols, and coordinating safety protocols with our investigator sites.

The ultimate impact resulting from the COVID-19 pandemic will depend, among other factors, on the extent of the pandemic in the regions with clinical trial sites, the timing and availability of the COVID-19 vaccines and length and severity of travel restrictions and other limitations ordered by governmental agencies. New and potentially more contagious variants, could further affect the impact of the COVID-19 pandemic on our operations.

The economic impact of the COVID-19 pandemic and its effect on capital markets and investor sentiment may adversely impact our ability to raise capital when needed or on acceptable terms to fund our development programs and operations. However, we closed public offerings and received net proceeds of approximately $31.5 million in April 2021 and $32.0 million in December 2020, which we plan to use to complete the Phase 2 vurolenatide trial in SBS and continue progression of our Phase 3 larazotide trial in celiac disease. In addition, we have a robust pipeline of early-stage product candidates including recently acquired NM-136.

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

Critical Accounting Policies

Areas of the financial statements where estimates may have the most significant effect include accrued expenses, share-based compensation, income taxes and management’s assessment of our ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. There have been no material changes to our critical accounting policies described in "Critical Accounting Policies and Use of Estimates" of the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth the key components of our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$8,368,478	$3,190,302	$5,178,176	162%
General and administrative	2,995,771	2,208,800	786,971	36%
Total operating expenses	11,364,249	5,399,102	5,965,147	110%

Loss from operations	(11,364,249)	(5,399,102)	(5,965,147)	110%
Total other income (expense), net	12,510	(31,977)	44,487	(139)%
Net loss	$(11,351,739)	$(5,431,079)	$(5,920,660)	109%

Research and Development Expense

Research and development expense for the three months ended March 31, 2022, increased approximately $5.2 million, or 162%, as compared to the three months ended March 31, 2021. The increase was driven primarily by progress in our clinical trials resulting in an increase of approximately $3.0 million for our Phase 2 clinical trial in SBS and $0.1 million for our Phase 3 clinical trial in celiac disease. In addition, development costs for NM-102 and NM-136 increased by approximately $0.8 million each. Personnel costs and benefits associated with our research and development personnel increased approximately $0.5 million due to hiring additional personnel since March 31, 2021.

	Three Months Ended March 31,
	2022	2021
Research and development expenses:
NM-001 Celiac Disease	$1,651,492	$1,546,152
NM-002 Short Bowel Syndrome	3,826,934	788,960
NM-102 Orphan Indication	926,495	105,245
NM-136 Obesity Disorder	775,542	—
Other research and development expenses	1,188,015	749,945
Total research and development expenses	$8,368,478	$3,190,302

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2022, increased by approximately $0.8 million, or 36%, as compared to the three months ended March 31, 2021. The increase is primarily due to an increase in non-cash stock compensation expense of approximately $0.3 million due to an increase in the number of employees receiving stock options. Personnel costs for our general and administrative employees increased by approximately $0.2 million. In addition, general corporate fees increased by approximately $0.2 million primarily due to market research and patient advocacy and professional and legal fees increased by approximately $0.1 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2022, changed by less than $0.1 million as compared to the three months ended March 31, 2021. The change in other income (expense) is primarily due to the decrease in interest expense of approximately $44,000 due to paying off outstanding debt during the three months ended March 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, we had cash and cash equivalents of approximately $37.2 million, compared to approximately $47.0 million as of December 31, 2021. The decrease in cash and cash equivalents was primarily due to expenditures for business operations, research and development and clinical trial costs, including conducting our Phase 3 trial in CeD and our Phase 2 trial in SBS.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(9,748,331)	$(6,225,000)
Investing activities	(2,842)	(5,012)
Financing activities	—	6,874,732
Net (decrease) increase in cash and cash equivalents	$(9,751,173)	$644,720

Operating Activities

For the three months ended March 31, 2022, our net cash used in operating activities of approximately $9.7 million primarily consisted of a net loss of $11.4 million offset by the adjustment for non-cash share-based compensation of approximately $0.7 million and the net change in operating assets and liabilities of approximately $0.9 million.

For the three months ended March 31, 2021, our net cash used in operating activities of approximately $6.2 million primarily consisted of a net loss of $5.4 million, and the net change in operating assets and liabilities of approximately $1.3 million. These changes were offset by the adjustment for non-cash share-based compensation of approximately $0.4 million and non-cash interest expense of less than $0.1 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 represents the purchase of property and equipment of approximately $3,000 and $5,000, respectively.

Financing Activities

For the three months ended March 31, 2022, there was no net cash provided by financing activities. For the three months ended March 31, 2021, net cash provided by financing activities of approximately $6.9 million primarily consisted of proceeds of approximately $6.9 million from the exercise of warrants and proceeds of approximately $0.1 million from the exercise of stock options. These increases were offset by a decrease of approximately $0.1 million in repayments of debt.

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

Periodically, we enter into separation and general release agreements with former executives that include separation benefits consistent with the former executive’s employment agreements. There was no severance expense incurred during the three months ended March 31, 2022 and 2021. Severance payments are made in equal installments over 12 months from the date of separation. The accrued severance obligation in respect of former executives is approximately $0.3 million as of March 31, 2022.

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. In general, the amount and timing of sub-license fees and the achievement and timing of development and commercialization milestones are not probable and estimable, and as such, these commitments have not been included on the accompanying condensed consolidated balance sheets. We did not incur development milestone fees during the three months ended March 31, 2022 and 2021.

We also enter into agreements in the normal course of business with contract research organizations and other third parties with respect to services for clinical trials, clinical supply manufacturing and other operating purposes that are generally terminable by us with thirty to ninety days advance notice.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, there were no material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal or governmental regulatory proceedings, nor is our management aware of any pending or threatened legal or government regulatory proceedings proposed to be initiated against us, in each case that would have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	EXHIBIT	FILING DATE
10.1#	Employment Agreement between 9 Meters Biopharma, Inc. and Bethany Sensenig		8-K	10.1	January 18, 2022
10.2#	Separation and Consulting Agreement, dated January 14, 2022, between 9 Meters Biopharma, Inc. and Edward J. Sitar		8-K	10.2	January 18, 2022
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

# Management contract or other compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

9 METERS BIOPHARMA, INC.
a Delaware corporation

Date:	May 16, 2022	By:	/s/ Bethany Sensenig
Bethany Sensenig
Chief Financial Officer (Principal Financial and Principal Accounting Officer)