Form 10-Q
period 2022-06-30
9 METERS BIOPHARMA, INC.
filed 2022-08-15
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
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

As of August 10, 2022, the registrant had 259,107,380 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

9 METERS BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$29,455,788	$46,993,285
Prepaid expenses and other current assets	1,892,310	2,991,948
Total current assets	31,348,098	49,985,233

Property and equipment, net	14,522	16,094
Right-of-use asset	140,278	166,618
Other assets	5,580	5,580
Total assets	$31,508,478	$50,173,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,326,017	$2,434,452
Accrued expenses	6,955,632	5,967,822
Lease liability, current portion	58,167	54,796
Total current liabilities	9,339,816	8,457,070
Lease liability, net of current portion	83,190	113,142
Total liabilities	9,423,006	8,570,212

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock $0.0001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 (unaudited) and December 31, 2021	—	—
Common stock $0.0001 par value per share, 550,000,000 shares authorized as of June 30, 2022 (unaudited) and December 31, 2021, respectively; 259,107,380 and 258,235,418 shares issued and outstanding as of June 30, 2022 (unaudited) and December 31, 2021, respectively	25,911	25,824
Additional paid-in capital	213,382,069	210,418,156
Accumulated deficit	(191,322,508)	(168,840,667)
Total stockholders’ equity	22,085,472	41,603,313
Total liabilities and stockholders’ equity	$31,508,478	$50,173,525
See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$7,546,477	$5,707,290	$15,914,955	$8,897,592
General and administrative	3,648,944	2,551,171	6,644,715	4,759,971
Total operating expenses	11,195,421	8,258,461	22,559,670	13,657,563

Loss from operations	(11,195,421)	(8,258,461)	(22,559,670)	(13,657,563)

Other income (expense):
Interest income, net	65,319	6,505	78,133	11,592
Interest expense	—	(1,154)	(304)	(45,218)
Change in fair value of derivative liability	—	—	—	7,000
Total other income (expense), net	65,319	5,351	77,829	(26,626)

Loss before income taxes	(11,130,102)	(8,253,110)	(22,481,841)	(13,684,189)
Income tax benefit	—	—	—	—

Net loss	$(11,130,102)	$(8,253,110)	$(22,481,841)	$(13,684,189)

Net loss per common share, basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.06)

Weighted-average common shares, basic and diluted	259,001,978	249,552,315	258,620,816	230,522,313

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three and Six Months Ended June 30, 2022
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2021	258,235,418	$25,824	$210,418,156	$(168,840,667)	$41,603,313
Share-based compensation	—	—	690,000	—	690,000
Net loss	—	—	—	(11,351,739)	(11,351,739)
Balance as of March 31, 2022	258,235,418	25,824	211,108,156	(180,192,406)	30,941,574
Issuance of common stock	871,962	87	499,913	—	500,000
Share-based compensation	—	—	1,774,000	—	1,774,000
Net loss	—	—	—	(11,130,102)	(11,130,102)
Balance as of June 30, 2022	259,107,380	$25,911	$213,382,069	$(191,322,508)	$22,085,472

Three and Six Months Ended June 30, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2020	204,629,064	$20,463	$164,182,917	$(132,061,267)	$32,142,113
Share-based compensation	—	—	422,000	—	422,000
Exercise of warrants	11,634,151	1,163	6,855,865	—	6,857,028
Exercise of stock options	61,681	6	75,897	—	75,903
Net loss	—	—	—	(5,431,079)	(5,431,079)
Balance as of March 31, 2021	216,324,896	21,632	171,536,679	(137,492,346)	34,065,965
Issuance of common stock	34,500,000	3,450	34,496,550	—	34,500,000
Stock issuance costs	—	—	(2,901,123)	—	(2,901,123)
Share-based compensation	—	—	937,000	—	937,000
Exercise of warrants	1,134,100	114	668,325	—	668,439
Exercise of stock options	276,944	28	120,711	—	120,739
Net loss	—	—	—	(8,253,110)	(8,253,110)
Balance as of June 30, 2021	252,235,940	$25,224	$204,858,142	$(145,745,456)	$59,137,910

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(22,481,841)	$(13,684,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,464,000	1,359,000
Amortization of debt discount	—	43,983
Depreciation	4,414	3,331
Change in fair value of derivative liabilities	—	(7,000)
Non-cash payment of milestone fees	500,000	—
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	1,099,638	(683,640)
Accounts payable	(108,435)	(102,373)
Accrued expenses and other liabilities	987,569	(262,445)
Accrued interest	—	(488)
Net cash used in operating activities	(17,534,655)	(13,333,821)
Cash flows from investing activities
Purchase of property and equipment	(2,842)	(6,892)
Net cash used in investing activities	(2,842)	(6,892)
Cash flows from financing activities
Payments of convertible notes	—	(58,199)
Proceeds from the exercise of stock options	—	196,642
Proceeds from issuance of common stock and warrants	—	34,500,000
Payment of offering costs	—	(2,651,123)
Proceeds from exercise of warrants	—	7,525,467
Net cash provided by financing activities	—	39,512,787
Net (decrease) increase in cash and cash equivalents	(17,537,497)	26,172,074
Cash and cash equivalents as of beginning of period	46,993,285	37,851,388
Cash and cash equivalents as of end of period	$29,455,788	$64,023,462
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$569
Supplemental disclosure of non-cash financing activities
Addition of non-cash stock issuance costs	$—	$250,000

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

9 Meters Biopharma, Inc. (the “Company”) is a clinical-stage company pioneering novel treatments for people with rare digestive diseases, gastrointestinal conditions with unmet needs, and debilitating disorders in which the biology of the gut is a contributing factor. The Company’s pipeline includes drug candidates vurolenatide, a proprietary long-acting GLP-1 agonist for short bowel syndrome (“SBS”), an orphan designated disease, larazotide, a tight junction regulator being evaluated for multi-system inflammatory syndrome in children (“MIS-C”), and a robust pipeline of early-stage candidates for undisclosed rare diseases and/or unmet needs.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022.

Except as noted below under the section entitled “Recently Issued Accounting Standards—Accounting Pronouncements Adopted,” there have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2022, as compared to the significant accounting policies disclosed in Note 1 of the Company’s financial statements for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form 10-K. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

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

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement (the “Sales Agreement”) related to an “at-the-market” offering pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist Securities, Inc. (previously SunTrust Robinson Humphrey), or Truist, as sales agent, for general corporate purposes (the “2020 ATM”). In October 2020, the Company entered into an amendment to the Sales Agreement to reflect the termination of the prior registration statement and effectiveness of the Current Registration Statement. During the three and six months ended June 30, 2022 and 2021, the Company did not sell any shares under the Sales Agreement.

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

Of the shares of common stock issued in the April 2021 Offering, the Company’s Chief Executive Officer, then-current Chief Financial Officer and Chairman of the Board of Directors purchased an aggregate of 450,000 shares at the public offering price and on the same terms as the other purchasers in the offering. The underwriters received the same underwriting discount on the shares purchased by the Company’s Chief Executive Officer, then-current Chief Financial Officer and Chairman of the Board of Directors.

Business Risks

The Company faces risks, including those associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, risks related to the Company’s ability to successfully implement its strategic plans; uncertainties associated with the clinical development and regulatory approval of product candidates, including reliance on blinded data; uncertainties in obtaining successful clinical results for product candidates and unexpected costs that may result therefrom, including the Company’s reliance on its lead product candidate; risks related to the inability of the Company to obtain sufficient additional capital to continue to advance these product candidates and its preclinical programs, including in light of current stock market conditions; risks related to the failure to realize any value from product candidates and preclinical programs being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market; intellectual property risks; the impact of COVID-19 on the Company’s operations, enrollment in and timing of clinical trials; risks related to leveraging the Company by borrowing money under the debt facility and compliance with its terms; risk of delisting from Nasdaq; reliance on collaborators; reliance on research and development partner; risks related to cybersecurity and data privacy; and risks associated with acquiring and developing additional compounds.

The outbreak of COVID-19 began in December 2019 and on March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic and its resurgences are affecting the United States and global economies and may continue to affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the Food and Drug Administration (the “FDA”) and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. The COVID-19 pandemic has led to slower enrollment in the Company’s clinical trials and could continue to impact enrollment directly or indirectly. Patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to the Company’s product candidates. New and potentially more contagious variants, such as the Omicron variant, could further affect the impact that the COVID-19 pandemic has on the Company’s operations. The impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital in the future, which could negatively impact the Company’s long-term liquidity. The Company’s assessment of the impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Areas of the financial statements where estimates may have the most significant effect include accrued expenses, share-based compensation, valuation allowance for income tax assets, and management’s assessment of the Company’s ability to continue as a going concern. The Company considered the impact of the COVID-19 pandemic on its estimates and assumptions, and concluded there was not a material impact to its condensed consolidated financial statements as of and for the three and six months ended June 30, 2022. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

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

Accrued expenses consisted of the following:

	June 30, 2022 (Unaudited)	December 31, 2021
Accrued compensation and benefits	$1,421,272	$1,633,295
Accrued clinical expenses	5,439,111	4,228,048
Other accrued expenses	95,249	106,479
Total	$6,955,632	$5,967,822

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the condensed consolidated balance sheet at fair value. There were no outstanding derivative liabilities as of June 30, 2022 or December 31, 2021. Historically, the Company’s derivative financial instruments consisted of embedded options in the Company’s convertible notes, and it expects to have similar accounting treatment of debt under the securities purchase agreement and related convertible note described in Note 10—Subsequent Events.

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

Periodically, the Company’s Board of Directors (the “Board”) may approve the grant of restricted stock units (“RSUs”) pursuant to the Company’s stock incentive plans which represent the right to receive shares of the Company’s common stock based on terms of the agreement. The fair value of RSUs is recognized as share-based compensation expense generally on a straight-line basis over the service period, net of estimated forfeitures. The grant date fair value of an RSU represents the closing price of the Company’s common stock on the date of grant.

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

The fair value of the embedded derivative issued in connection with the 2020 Convertible Note, further described in Note 5—Debt, was determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivative associated with the note. As part of the MCS valuation, a discounted cash flow (“DCF”) model was used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity of the convertible debt and calculated discount rate, which includes an estimate of the Company’s specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including: (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate and (vi) the number of paths. These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. We expect similar accounting treatment of the debt under the securities purchase agreement and related convertible note described in Note 10—Subsequent Events.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of June 30, 2022 and December 31, 2021, the recorded values of cash and cash equivalents, accounts payable and accrued expenses approximated their fair values due to the short-term nature of the instruments.

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

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $158,000 and $132,000 for the three months ended June 30, 2022 and 2021, respectively, and $339,000 and $231,000 for the six months ended June 30, 2022 and 2021, respectively.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the three and six months ended June 30, 2022 and 2021, 52.2 million and 47.2 million shares, respectively, underlying potentially dilutive warrants and stock options issued and outstanding have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

	June 30,
	2022	2021
Options outstanding under the Innovate 2015 Stock Incentive Plan	3,592,248	5,800,518
Options outstanding under the 2012 Omnibus Incentive Plan, as amended	23,885,389	14,429,626
Options outstanding under the 2022 Stock Incentive Plan	712,545	—
Options outstanding under the Option Grant Agreements granted to RDD Employees	985,807	985,807
Warrants outstanding at a weighted-average exercise price of $55.31 (expired July 2021)	—	154,403
Warrants outstanding at an exercise price of $2.54	2,233	2,233
Warrants outstanding at an exercise price of $3.18	113,980	113,980
Warrants outstanding at an exercise price of $0.5894	22,927,849	25,706,449
Total	52,220,051	47,193,016

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

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2022, the Company had cash and cash equivalents of approximately $29.5 million. The Company expects to incur substantial losses in the future as it progresses its current product pipeline, seeks regulatory approval for product candidates and prepares for commercialization.

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

NOTE 4: RELATED PARTY TRANSACTIONS

Michael Rice, a member of our Board since March 2021, is a Founding Partner of LifeSci Advisors, LLC and LifeSci Communications, LLC. Prior to his becoming a director, on April 1, 2020 the Company entered into a master services agreement with both LifeSci Advisors, LLC and LifeSci Communications, LLC, to provide investor relations and public relations services, respectively. The Company incurred expenses with LifeSci Advisors, LLC of approximately $64,000 and $127,000 during the three and six months ended June 30, 2022, respectively, and $66,000 and $176,000 during the three and six months ended June 30, 2021, respectively. The Company incurred expenses with LifeSci Communications, LLC of approximately $70,000 and $144,000 during the three and six months ended June 30, 2022, respectively, and $63,000 and $190,000 during the three and six months ended June 30, 2021, respectively.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: DEBT

2020 Convertible Note

On January 10, 2020, the Company entered into a securities purchase agreement and unsecured convertible promissory note in the principal amount of $2,750,000 (the “2020 Convertible Note”). The convertible noteholder could elect to convert all or a portion of the 2020 Convertible Note, at any time from time to time into the Company’s common stock at a conversion price of $3.25 per share, subject to adjustment for stock splits, dividends, combinations and similar events. The purchase price of the 2020 Convertible Note was $2,500,000 and carried an original issuance discount of $250,000, which was included in the principal amount.

The various conversion and redemption features contained in the 2020 Convertible Note were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $0.4 million. Amortization of the debt discount and accretion of the OID for the 2020 Convertible Note recorded as interest expense was approximately $44,000 for the six months ended June 30, 2021. There was no interest expense incurred during the three months ended June 30, 2021 or the three and six months ended June 30, 2022.

The 2020 Convertible Note bore interest at the rate of 10% per annum, compounding on a daily basis. During the six months ended June 30, 2021, the Company paid the remaining balance of principal and interest on the 2020 Convertible Note of approximately $59,000 in cash.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Amunix Licenses

In connection with the acquisition of Naia Rare Diseases, Inc. (the “Naia Acquisition”), the Company entered into two amended and restated license agreements with Amunix Pharmaceuticals, Inc. (“Amunix”), pursuant to which the Company received an exclusive, worldwide, royalty-bearing license, with rights of sublicense, to lead molecules GLP-1 and GLP-2 along with a related XTEN sequence and other intellectual property referenced therein (the “Amunix Licenses”). Also in connection with the Naia Acquisition, the Company entered into an amended and restated license agreement with Cedars-Sinai Medical Center (“Cedars”), pursuant to which the Company licensed the rights to GLP-1 Agonist for the treatment of SBS (the “Cedars License”).

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

Pursuant to the EBRIS License Agreement, the Company issued to EBRIS shares of common stock valued at $500,000 (consisting of 871,962 shares of unregistered common stock priced at the Company’s 20-day volume weighted-price as of the date of closing), plus the Company will pay EBRIS $500,000 in cash in connection with final database lock of the ongoing Phase II clinical trial for the treatment of MIS-C. Upon the readout of the top-line data and an FDA agreed upon path forward to further develop the compound in MIS-C, the Company may exercise the Option for an upfront fee of $1 million. In addition, the EBRIS License Agreement contemplates certain contingent payments, including development milestone payments, sales-related milestone payments, and subject to certain adjustments, a low-single digit royalty on net sales of Products in the United States sold pursuant to prescriptions for use in treating MIS-C and, if applicable, MIS-A. Of note, each such payment is payable, at the option of the Company, in cash or a combination of cash and unregistered shares of the Company’s common stock.

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

Following the Option Expiration Date, the EBRIS License Agreement may be terminated by the Company for convenience upon two months’ prior written notice to EBRIS. The EBRIS License Agreement may be terminated by either party upon (i) a material breach by the other party (subject to prior written notice and a cure period), (ii) certain insolvency events, including bankruptcy proceedings, or (iii) written notice that, as reasonably determined in good faith by the terminating party, termination is necessary to protect the health or safety of trial participants. Additionally, the EBRIS License Agreement will automatically terminate if the Alba License terminates. The EBRIS License Agreement includes standard and customary provisions regarding, among other things, compliance with laws and regulations, confidentiality, intellectual property, representations and warranties, liability, indemnification, and insurance.

Milestone Fees

The Company incurred milestone fees of $0.5 million, which were paid in equity to EBRIS, during the three and six months ended June 30, 2022. There were no milestone fees incurred during the three and six months ended June 30, 2021.

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

There were no shares of preferred stock issued and outstanding as of June 30, 2022 or December 31, 2021.

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

There were 259,107,380 and 258,235,418 shares of common stock outstanding as of June 30, 2022 and December 31, 2021, respectively. The Company had reserved shares of common stock for future issuance as follows:

	June 30,	December 31,
	2022 (Unaudited)	2021
Outstanding stock options	29,175,989	20,894,767
Warrants to purchase common stock	23,044,062	23,044,062
For possible future issuance under the 2022 Plan	11,287,455	5,478,787
Total common shares reserved for future issuance	63,507,506	49,417,616

The Company entered into the Sales Agreement dated July 22, 2020, and as amended on October 2, 2020, with Truist relating to the 2020 ATM. During the three and six months ended June 30, 2022 and 2021, there were no shares sold under the 2020 ATM. Pursuant to the sales agreement, the Company will pay Truist a commission rate of 3.0% of the gross proceeds from the sale of any shares of common stock under the 2020 ATM.

NOTE 8: SHARE-BASED COMPENSATION

The Company has three stock option plans in existence: the 9 Meters Biopharma, Inc. 2022 Stock Incentive Plan (the “2022 Plan”), the 2012 Omnibus Incentive Plan, as amended (the “Omnibus Plan”) and the Innovate 2015 Stock Incentive Plan (the “Private Innovate Plan”). In addition, the Company assumed 1,014,173 options in accordance with the terms of the merger agreement with RDD Pharma, Ltd. (the “RDD Merger Agreement”). The Company’s stock options typically vest over a period of three or four years and typically have a maximum term of ten years.

2015 Stock Incentive Plan

As of June 30, 2022, there were 3,592,248 stock options outstanding under the Private Innovate Plan. Since 2018, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	5,300,518	$1.69	$837,459	2.7
Options granted	—	—
Options forfeited	(1,708,270)	2.09
Options exercised	—	—
Outstanding at June 30, 2022	3,592,248	1.49	—	3.2
Exercisable at June 30, 2022	3,592,248	1.49	—	3.2

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no options granted under the Private Innovate Plan during the six months ended June 30, 2022 and 2021. All of the options granted under the Private Innovate Plan are fully vested and as such, there were no stock options vested during the six months ended June 30, 2022. The total fair value of options vested during the six months ended June 30, 2021 under the Private Innovate Plan was approximately $49,000. As of June 30, 2022, there was no unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan.

2012 Omnibus Incentive Plan

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

As of June 30, 2022, there were options to purchase 23,885,389 shares of the Company’s common stock outstanding under the Omnibus Plan. The Omnibus Plan expired on April 30, 2022 and no new awards will be granted under the Omnibus Plan but any awards outstanding under the Omnibus Plan will remain subject to the Omnibus Plan. On June 22, 2022, the Company’s stockholders approved the adoption of the 2022 Plan previously approved by the Board. Any shares subject to outstanding awards under the Omnibus Plan that subsequently expire, terminate or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2022 Plan.

The range of assumptions used in estimating the fair value of the options granted under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	—%	75% - 76%	79%	68% - 85%
Risk-free interest rate	—% - —%	0.8% - 1.1%	1.4% - 1.9%	0.1% - 1.1%
Expected term of options (in years)	0	2.3 - 6.1 years	6.1 years	2.3 - 6.1 years

The following table summarizes stock option activity under the Omnibus Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	14,608,442	$1.19	$2,296,720	8.5
Options granted	9,412,420	0.74
Options forfeited	(135,473)	0.75
Options exercised	—	—
Outstanding at June 30, 2022	23,885,389	1.01	—	8.7
Exercisable at June 30, 2022	9,208,688	1.20	—	7.8
Vested and expected to vest at June 30, 2022	22,774,801	$1.02	$—	8.6

The weighted-average grant date fair value of options granted under the Omnibus Plan was $0.51 during the three and six months ended June 30, 2022. The weighted-average grant date fair value of options granted under the Ominbus Plan was

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$1.26 and $1.66 during the three and six months ended June 30, 2021, respectively. The total intrinsic value of options exercised was approximately $27,000 and $39,000 during the three and six months ended June 30, 2021, respectively. There were no options exercised during the three and six months ended June 30, 2022.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $1.7 million and $2.9 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, there was approximately $7.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted average period of 3.1 years.

The Omnibus Plan provides for accelerated vesting, if approved by the Company’s Board. During the six months ended June 30, 2022, in accordance with the separation and consulting agreement entered into with our former Chief Financial Officer, the Company accelerated the vesting of all remaining unvested options and extended the exercise period to ten years from the issuance date. During the six months ended June 30, 2021, the Board approved the acceleration and extension of unvested options held by a former board member whose term on the Board was expiring. The Company recognized additional non-cash stock compensation expense related to the modifications of $1.1 million during the three and six months ended June 30, 2022 and $0.1 million during the three and six months ended June 30, 2021.

There were no RSUs granted during the three and six months ended June 30, 2022 and 2021 and there were no unvested RSUs as of June 30, 2022. The Company recognized share-based compensation expense for RSUs of approximately $52,000 and $104,000 during the three and six months ended June 30, 2021, respectively. There was no share-based compensation expense for RSUs during the three and six months ended June 30, 2022.

2022 Stock Incentive Plan

The 2022 Plan was approved by the Company’s stockholders on June 22, 2022. The 2022 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, or other stock awards. Upon adoption of the 2022 Plan, there were 12,000,000 shares of the Company’s common stock reserved for issuance.

As of June 30, 2022, there were options to purchase 712,545 shares of the Company’s common stock outstanding under the 2022 Plan and 11,287,455 shares available for issuance under the 2022 Plan.

The range of assumptions used in estimating the fair value of the options granted under the 2022 Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected dividend yield	0%	—	0%	—
Expected stock-price volatility	79%	—	79%	—
Risk-free interest rate	3.2%	—	3.2%	—
Expected term of options (in years)	5.8 years	—	5.8 years	—

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the 2022 Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	—	$—	$—	—
Options granted	712,545	0.26
Options forfeited	—	—
Options exercised	—	—
Outstanding at June 30, 2022	712,545	0.26	—	10.0
Exercisable at June 30, 2022	—	—	—	—
Vested and expected to vest at June 30, 2022	659,601	$0.26	$—	10.0

The weighted-average grant date fair value of options granted under the 2022 Plan was $0.18 during the three and six months ended June 30, 2022. There were no options granted under the 2022 Plan during the three and six months ended June 30, 2021. There were no options exercised under the 2022 Plan during the three and six months ended June 30, 2022.

There were no options vested under the 2022 Plan during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, there was approximately $0.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the 2022 Plan which is expected to be recognized over a weighted-average period of 3.0 years.

RDD Option Grants

Pursuant to the RDD Merger Agreement, the Company assumed 1,014,173 option grant agreements awarded to RDD employees upon consummation of the merger with RDD (the “RDD Options”) on April 30, 2020. There were 985,807 RDD Options outstanding as of June 30, 2022 at a weighted-average exercise price of $0.63 per share. All of the RDD Options are fully vested and there were no RDD Options vested during the six months ended June 30, 2022 and 2021.

The following table summarizes stock option activity for the RDD Options:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	985,807	$0.63	$343,486	3.3
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding at June 30, 2022	985,807	0.63	37,416	2.8
Exercisable at June 30, 2022	985,807	0.63	37,416	2.8

During the six months ended June 30, 2021, there were 28,366 options exercised at a weighted-average exercise price of $0.74. The total intrinsic value of RDD Options exercised was approximately $27,000 during the six months ended June 30, 2021.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense

Total share-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$248,000	$280,000	$426,000	$442,000
General and administrative	1,526,000	657,000	2,038,000	917,000
Total share-based compensation	$1,774,000	$937,000	$2,464,000	$1,359,000

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

Periodically, the Company enters into separation and general release agreements with former executives of the Company that include separation benefits consistent with the former executives’ employment agreements. There was no severance expense recognized during the three and six months ended June 30, 2022 and 2021. The accrued severance obligation was approximately $0.2 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively.

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
Operating lease cost under ASC 842 was approximately $18,000 for the three months ended June 30, 2022 and 2021, and $36,000 for the six months ended June 30, 2022 and 2021. Operating lease cost is included in general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the six months ended June 30, 2022.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under the Company’s lease liability were as follows:

Year ending December 31,	Operating Leases
2022	$36,000
2023	72,000
2024	54,000
Total lease payment	162,000
Less: imputed interest	(20,643)
Total	$141,357
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

NOTE 10: SUBSEQUENT EVENTS

2022 Convertible Note

On June 30, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the purchase of senior secured convertible notes with an institutional investor (the “Holder”). The principal amount of the initial note issued on July 15, 2022 and maturing July 1, 2025, is $21.0 million (the “2022 Convertible Note”), with an option for the Company to issue additional convertible notes to the Holder with principal amounts of up to an aggregate of $70.0 million, subject to certain limitations. The 2022 Convertible Note bears interest equal to the three-month benchmark rate plus 5% (with a floor of 6% and 18% upon default). The 2022 Convertible Note will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries. The 2022 Convertible Note also contains customary affirmative and negative covenants, including limitations on incurring additional indebtedness, the creation of additional liens on the Company’s assets, and entering into investments, as well as a subsequent financing requirement to raise at least $25.0 million by March 31, 2023, and a minimum liquidity requirement.

During the first 12 months following closing, the Company will make interest payments to the Holder but is not required to make any principal payments on the 2022 Convertible Note. The 2022 Convertible Note will be optionally convertible by the Company or the Holder, subject to certain limitations. The Company can elect to make principal or interest payments (or accelerated payments) in common stock instead of cash.

Larazotide Phase 3 Trial in Celiac Disease

On August 15, 2022, the Company announced the decision to discontinue further development of larazotide in celiac disease. In connection with the discontinuation of the celiac disease clinical trial program, the Company plans to reallocate financial resources and support behind the vurolenatide SBS Phase 3 program.

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

These forward-looking statements are based on our current expectations and beliefs and necessarily involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of various risks and uncertainties, which include, without limitation: risks related to our ability to successfully implement our strategic plans; uncertainties associated with the clinical development and regulatory approval of product candidates and unexpected costs that may result therefrom, including our reliance on our lead product candidate; risks related to the inability to obtain sufficient additional capital to continue to advance our product candidates and our preclinical programs, including in light of current stock market conditions; risks related to the failure to realize any value from product candidates and preclinical programs being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market; intellectual property risks; the impact of COVID-19 on our operations, enrollment in and timing of clinical trials; risks related to leveraging the Company by borrowing money under the debt facility and compliance with its terms; risk of delisting from Nasdaq; reliance on collaborators; reliance on research and development partners; risks related to cybersecurity and data privacy; risks associated with acquiring and developing additional compounds; and other risks described in greater detail in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

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

Overview

9 Meters is a clinical-stage company pioneering novel treatments for people with rare digestive diseases, gastrointestinal conditions (“GI”) with unmet needs, and debilitating disorders in which the biology of the gut is a contributing factor. We are developing vurolenatide, a proprietary Phase 2 long-acting GLP-1 agonist, for SBS; larazotide, a tight junction regulator for multi-system inflammatory syndrome in children; and a robust pipeline of early-stage candidates for undisclosed rare diseases and/or unmet needs. Our current product development pipeline is described in the table below:

pipeline – one tract with multiple meaningful opportunities

PROGRAM *Indication*	CLASS	ROUTE	PRE-CLINICAL	PHASE 1	PHASE 2	PHASE 3	MILESTONES
Vurolenatide *Short Bowel Syndrome*	Long-Acting GLP-1	Injectable					Phase 3 initiation → as early as **4Q 2022**
Larazotide *MIS-C**	Tight Junction Regulator	Oral; Gut Restricted					Phase 2a topline data → **2H 2022**
NM-136 *Targeted Obesity Disorders*	Anti-GIP hu-mAb	Injectable					IND-enabling underway
NM-102 *Orphan Indication TBD*	Tight Junction Microbiome Modulator	Oral					IND-enabling underway
NM-003 *Orphan Indication TBD*	Long-Acting GLP-2	Injectable					IND-enabling underway

NOTE: *All programs are New Chemical Entities.*
NOTE: *All programs are globally licensed.*
**MIS-C = multisystem inflammatory syndrome in children; clinical trial in collaboration with European Biomedical Research Institute of Salerno (EBRIS)*
GLP-1 = glucagon-like peptide-1; GLP-2 = glucagon-like peptide-2; GIP = glucose-dependent insulinotropic polypeptide; hu-mAb = humanized monoclonal antibody

Vurolenatide for the Treatment of Short Bowel Syndrome

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

We announced top-line results from our Phase 1b/2a clinical trial for vurolenatide in SBS in the fourth quarter of 2020. The study met its primary objective as vurolenatide demonstrated excellent safety and tolerability. In addition, vurolenatide demonstrated a clinically relevant improvement in total stool output (TSO) volume within 48 hours of first dose. The Phase 1b/2a clinical trial was an open-label, two-dose study evaluating the safety and tolerability of three escalating fixed doses of vurolenatide (50 mg, 100 mg, 150 mg) in 9 adults with SBS for 56 days. The trial was conducted at Cedars-Sinai Medical Center. Patients in each of the three cohorts received two subcutaneous doses two weeks apart with six weeks of subsequent follow-up. The study assessed the safety and tolerability of repeated doses on Days 1 and 15 at each dose level. Because reduced TSO volume and bowel movement frequency are correlated with improved intestinal absorption and potentially less need for intravenous supplementation for nutrition and hydration, these were key secondary objectives in the trial. The primary purpose of this open-label Phase 1b/2a trial was to assess the compound’s safety and potential efficacy to inform future development.

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

In the second quarter of 2021, we launched a multi-center, double-blind, double-dummy, randomized, placebo-controlled Phase 2 trial of vurolenatide for the treatment of SBS. The study’s primary efficacy outcome measure was TSO. Treatment groups were determined based on doses identified as effective in the Phase 1b/2a study (50 mg weekly, 50 mg biweekly, 100 mg biweekly and placebo) and dosing interval was based on earlier pharmacokinetic data. Study patients receive weekly or biweekly subcutaneous injections of vurolenatide in a double dummy fashion. The primary objective is to determine whether there is any improvement in 24-hour stool output volume over the double-blind treatment period compared to baseline and to further evaluate the efficacy and tolerability of vurolenatide in the SBS population in light of the positive Phase 1b/2a data. There is no regulatory approval precedent for the Phase 3 study population; this necessitated development of a novel primary efficacy outcome measure based on the pathophysiology of SBS (i.e., chronic malabsorptive diarrhea) and what is often perceived as the most bothersome clinical symptom experienced by SBS patients. Hence, the primary efficacy endpoint is 24-hour mean TSO (TSO = sum of ostomy and per rectal stool output) over the treatment period.

On June 30, 2022, we announced positive preliminary results from the Phase 2 study. The preliminary results are based on data from a complete randomization block and are intended to support an end-of-phase 2 meeting with the FDA, which is scheduled for the third quarter of 2022. Results are based on the first 11 randomized patients with appropriate distribution across the four arms of the ongoing study. Overall, 7 of 11 patients met the primary efficacy definition of TSO responder (defined by the Company as patients whose change from baseline in 24-hour mean TSO reduction is ≥ 10%), over the 6-week efficacy evaluation period. The arm of the study anticipated to be taken forward into Phase 3 showed a mean reduction in TSO of greater than 25%. PS volume, a secondary endpoint, was evaluated over the 6-week treatment period. 3 of the 5 patients in the study with a PS requirement, all of whom were randomly assigned to active drug, demonstrated a mean decrease (defined as ≥ 20%) in their PS volume requirement over the treatment period. In terms of safety and tolerability, vurolenatide was generally well tolerated with mild to moderate and transient side effects including nausea and vomiting, which are typical for GLP-1 agonists. There were no adverse events leading to early study withdrawal. Two serious adverse events were reported, both central catheter infections, which were deemed to be unrelated to study drug. Overall, preliminary results from the study support and build upon the findings from our Phase 1b/2a trial of vurolenatide in SBS. In addition, based on these results, we have identified the most effective and tolerable dose and dosing interval intended to progress into the Phase 3 study. The study is ongoing and remains blinded to study staff, patients and investigators.

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

Larazotide

In 2019, we initiated a Phase 3 clinical trial (“CeDLara”) for our drug candidate, larazotide in CeD. In June 2022, we announced completion of a pre-specified interim analysis for the Phase 3 CeDLara study for patients with CeD who continue to experience gastrointestinal symptoms while adhering to a gluten-free diet. The interim analysis was conducted by an independent statistician, with the sole purpose of re-estimating the treatment group size required to detect a statistically significant clinical effect of larazotide, utilizing patient data from the study.

Based on consultation with the independent statistician, we determined that the additional number of patients needed to reach a significant clinical outcome between placebo and larazotide would be too large to support trial continuation. The interim analysis included the first approximately 50% of the initial target enrollment and followed the completion of the 12-week double-blind efficacy portion of the study. Following thorough analysis of the interim data, we decided to discontinue further development of larazotide in celiac disease. The study of larazotide for the treatment of MIS-C is not affected by this decision. Resources dedicated to the larazotide celiac program will be reallocated to support the vurolenatide Phase 3 program. Furthermore, we will continue to consider other potential uses of larazotide where the mechanism of action may be applicable.

We entered into a collaboration with the European Biomedical Research Institute of Salerno, Italy (“EBRIS”) to study larazotide for the treatment of MIS-C. MIS-C is a rare and serious complication of COVID-19 with symptoms that resemble those of Kawasaki disease, potentially including persistent fever, gastrointestinal symptoms, myocardial dysfunction, and cardiogenic shock with ventricular dysfunction in the setting of multisystem inflammation. MIS-C occurs when SARS-CoV-2 superantigens move through the tight junctions between the gut epithelial cells into the bloodstream, leading to the hyperinflammatory immune response. We believe that larazotide’s mechanism of action as a tight junction regulator may prevent SARS-CoV-2 superantigens from entering the bloodstream. Following receipt of a Study May Proceed letter from the FDA under a recently filed Investigator IND, EBRIS initiated a Phase 2a study in MIS-C in the fourth quarter of 2021 to evaluate the use of larazotide in a group of children through a randomized placebo-controlled trial at MassGeneral Hospital for Children led by pediatric pulmonologist Lael Yonker, M.D. Under the terms of the collaboration agreement, we will supply larazotide for the purposes of the clinical study and EBRIS is responsible for conducting the Phase 2a trial inclusive of all associated clinical costs.

NM-003 Long-Acting GLP-2

NM-003 is a proprietary long-acting glucagon-like-peptide (“GLP-2”) receptor agonist with improved serum half-life compared with short-acting versions. On December 9, 2020, we announced that the FDA has granted orphan drug designation to NM-003 for prevention of acute graft versus host disease. NM-003, utilizes proprietary XTEN technology to extend circulating half-life. NM-003 is currently undergoing a preclinical proof-of-concept study. Based on the results of this study, we intend to progress NM-003 through a clinical and regulatory pathway in an undisclosed orphan and rare GI indication.

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

NM-136 Humanized Monoclonal Antibody

On July 19, 2021, we entered into and closed an asset purchase agreement (the “Lobesity Asset Purchase Agreement”) with Lobesity LLC (“Lobesity”), pursuant to which we acquired global development rights to a proprietary and highly specific humanized monoclonal antibody, now known as NM-136, that targets glucose-dependent insulinotropic polypeptide (“GIP”), as well as the related intellectual property (the "Lobesity Acquisition"). GIP is a hormone found in the upper small intestine that is released into circulation after food is ingested, and when found in high concentrations, can contribute to obesity and obesity-related disorders such as Prader-Willi Syndrome. NM-136 has been shown to prevent GIP from binding to its receptor, which in preclinical obesity models has been shown to significantly decrease weight and abdominal fat by reducing nutrient absorption from the intestine as well as nutrient storage without affecting appetite. We have initiated antibody profiling to support a preclinical development program.

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

As of June 30, 2022, we had an accumulated deficit of $191.3 million. We incurred net losses of $11.1 million and $8.3 million during the three months ended June 30, 2022 and 2021, respectively, and $22.5 million and $13.7 million during the six months ended June 30, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

•continue research and development, including preclinical and clinical development of our existing and future product candidates, including vurolenatide;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth the key components of our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$7,546,477	$5,707,290	$1,839,187	32%
General and administrative	3,648,944	2,551,171	1,097,773	43%
Total operating expenses	11,195,421	8,258,461	2,936,960	36%

Loss from operations	(11,195,421)	(8,258,461)	(2,936,960)	36%
Total other income (expense), net	65,319	5,351	59,968	1,121%
Net loss	$(11,130,102)	$(8,253,110)	$(2,876,992)	35%

Research and Development Expense

Research and development expense for the three months ended June 30, 2022, increased approximately $1.8 million, or 32%, as compared to the three months ended June 30, 2021. The increase was driven primarily by an increase of approximately $1.4 million for our Phase 2 clinical trial in SBS and an increase of approximately $1.6 million in development costs for NM-136. Personnel costs and benefits associated with our research and development personnel increased approximately $0.1 million due to hiring additional personnel since June 30, 2021. In addition, milestone and license fees increased by $0.5 million associated with the non-cash milestone fee paid to EBRIS. These increases were offset by decreases in our CeDLara clinical trial costs of approximately $1.0 million and decreases in our development costs of NM-102 of approximately $0.6 million. Additionally, general research and development costs for our other preclinical programs decreased by approximately $0.2 million.

	Three Months Ended June 30,
	2022	2021
Research and development expenses:
NM-001 Celiac Disease	$1,007,454	$1,955,129
NM-002 Short Bowel Syndrome	3,216,657	1,803,987
NM-102 Orphan Indication	174,807	742,998
NM-136 Obesity Disorder	1,584,587	—
Milestone & license fees	500,000	—
Other research and development expenses	1,062,972	1,205,176
Total research and development expenses	$7,546,477	$5,707,290

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2022, increased by approximately $1.1 million, or 43%, as compared to the three months ended June 30, 2021. The increase is primarily due to an increase in non-cash stock compensation expense of approximately $0.9 million which is primarily related to an increase in option modification expense of $0.8 million for the accelerated vesting of options for certain former employees, board members and consultants. Professional and legal fees increased by approximately $0.2 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2022, changed by approximately $0.1 million as compared to the three months ended June 30, 2021. The change in other income (expense), net is primarily due to the increase in interest income of approximately $0.1 million.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth the key components of our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$15,914,955	$8,897,592	$7,017,363	79%
General and administrative	6,644,715	4,759,971	1,884,744	40%
Total operating expenses	22,559,670	13,657,563	8,902,107	65%

Loss from operations	(22,559,670)	(13,657,563)	(8,902,107)	65%
Total other income (expense), net	77,829	(26,626)	104,455	(392)%

Net loss	$(22,481,841)	$(13,684,189)	$(8,797,652)	64%

Research and Development Expense

Research and development expense for the six months ended June 30, 2022 increased approximately $7.0 million, or 79%, as compared to the six months ended June 30, 2021. The increase is primarily due to the launch of our Phase 2 trial in SBS representing an increase of approximately $4.5 million, and increases in development costs for NM-102 and NM-136 of approximately $0.2 million and $2.4 million, respectively. In addition, personnel costs associated with our research and development personnel increased by approximately $0.6 million. Milestone and license fees increased by approximately $0.5 million associated with the non-cash milestone fee paid to EBRIS. These increases were offset by decreases in our CeDLara clinical trial costs of $0.9 million and decreases in our general research and development of $0.3 million.

	Six Months Ended June 30,
	2022	2021
Research and development expenses:
NM-001 Celiac Disease	$2,658,947	$3,501,281
NM-002 Short Bowel Syndrome	7,043,591	2,592,947
NM-102 Orphan Indication	1,101,301	848,243
NM-136 Obesity Disorder	2,360,129	—
Milestone & license fees	500,000	—
Other research and development expenses	2,250,987	1,955,121
Total research and development expenses	$15,914,955	$8,897,592

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2022 increased by approximately $1.9 million, or 40%, as compared to the six months ended June 30, 2021. The increase is primarily due to an increase in non-cash stock compensation expense of approximately $1.1 million which is primarily related to an increase in option modification expense associated with the accelerated vesting of options for certain former employees, board members and consultants. In addition, professional and legal fees increased by approximately $0.4 million and personnel costs and benefits of our general and administrative employees increased by approximately $0.2 million. General corporate fees increased by approximately $0.2 million.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2022, changed by approximately $0.1 million, or 392%, as compared to the six months ended June 30, 2021. The change in other income (expense), net is primarily due to the increase in interest income of approximately $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, we had cash and cash equivalents of approximately $29.5 million, compared to approximately $47.0 million as of December 31, 2021. The decrease in cash and cash equivalents was primarily due to expenditures for business operations, research and development and clinical trial costs, including conducting our Phase 2 trial in SBS and our Phase 3 trial in CeD. In July 2022, we received net proceeds of $20.0 million from the issuance of the 2022 Convertible Note, subject to a subsequent financing requirement to raise at least $25.0 million by March 31, 2023, and a minimum liquidity requirement. The 2022 Convertible Note is further described in Note 10—Subsequent Events.

To date, we have not generated revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We expect to incur substantial expenditures in the foreseeable future for the continued development and clinical trials of our product candidates. We will continue to require additional financing to develop and eventually commercialize our product candidates. Our future liquidity and capital requirements will depend on a number of factors, including the outcome of our clinical trials, which could be delayed due to the ongoing COVID-19 pandemic and our ability to complete the development and commercialization of our products. There are a number of variables beyond our control including the timing, success and overall expense associated with our clinical trials. Consequently, there can be no assurance that we will be able to achieve our objectives and we will need to seek additional funding. If we are unable to raise additional funds when needed, our ability to develop our product candidates will be impaired. We may also be required to delay, reduce or terminate some or all of our development programs and clinical trials. We continue to evaluate multiple dilutive and non-dilutive sources for future funding. If we raise additional funds through the issuance of equity securities, substantial dilution to our existing stockholders could occur. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(17,534,655)	$(13,333,821)
Investing activities	(2,842)	(6,892)
Financing activities	—	39,512,787
Net (decrease) increase in cash and cash equivalents	$(17,537,497)	$26,172,074

Operating Activities

For the six months ended June 30, 2022, our net cash used in operating activities of approximately $17.5 million primarily consisted of a net loss of $22.5 million offset by the adjustment for non-cash share-based compensation of approximately $2.5 million, non-cash payment of milestone fees of approximately $0.5 million and the net change in operating assets and liabilities of approximately $2.0 million.

For the six months ended June 30, 2021, our net cash used in operating activities of approximately $13.3 million primarily consisted of a net loss of $13.7 million, and the net change in operating assets and liabilities of approximately $1.0 million. These changes were offset by the adjustment for non-cash share-based compensation of approximately $1.4 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 represents the purchase of property and equipment of approximately $3,000 and $7,000, respectively.

Financing Activities

For the six months ended June 30, 2022, there was no net cash provided by financing activities. For the six months ended June 30, 2021, net cash provided by financing activities of approximately $39.5 million primarily consisted of gross proceeds of approximately $34.5 million from the April 2021 Offering, proceeds of approximately $7.5 million from the exercise of warrants and proceeds of approximately $0.2 million from the exercise of stock options. These increases were offset by a decrease of approximately $2.7 million in stock issuance costs and $0.1 million in repayments of debt.

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

Periodically, we enter into separation and general release agreements with former executives that include separation benefits consistent with the former executive’s employment agreements. There was no severance expense incurred during the three and six months ended June 30, 2022 and 2021. Severance payments are made in equal installments over 12 months from the date of separation. The accrued severance obligation in respect of former executives is approximately $0.2 million as of June 30, 2022.

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. In general, the amount and timing of sub-license fees and the achievement and timing of development and commercialization milestones are not probable and estimable, and as such, these commitments have not been included on the accompanying condensed consolidated balance sheets. We incurred approximately $0.5 million in development milestone fees during the three and six months ended June 30, 2022. There were no development milestone fees incurred during the three and six months ended June 30, 2021.

We also enter into agreements in the normal course of business with contract research organizations and other third parties with respect to services for clinical trials, clinical supply manufacturing and other operating purposes that are generally terminable by us with thirty to ninety days advance notice.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2022, there were no material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal or governmental regulatory proceedings, nor is our management aware of any pending or threatened legal or government regulatory proceedings proposed to be initiated against us, in each case that would have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022, except as noted below.

Risks Related to Drug Development

Interim, “top-line,” and preliminary data from our clinical trials that we may announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line or preliminary data from our preclinical studies and clinical trials, based on a preliminary analysis of then-available data. The results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received all data when we publicly disclose such data. As a result, any interim, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. In addition, preliminary or interim data from ongoing clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. For example, we have announced data from the first randomization block of our Phase 2 VIBRANT study with vurolenatide, but we continue to enroll patients in this study and plan to announce additional data from these patients in the future. Adverse differences between any preliminary or interim data we disclose and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business, financial condition, results of operations and prospects.

We are reliant on the success of our lead product candidate, vurolenatide, which we are developing for the treatment of SBS. If we are unable to commercialize vurolenatide, or experience significant delays in doing so, our business will be materially harmed.

Our ability to generate product revenues, which may not occur for several years, if ever, currently depends heavily on the successful development and commercialization of vurolenatide. The success of vurolenatide will depend on a number of factors, including the following:

•successful completion of clinical development;
•receipt of marketing approvals from applicable regulatory authorities;
•establishing commercial manufacturing arrangements with third-party manufacturers;

•obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•protecting our rights in our intellectual property portfolio;
•establishing sales, marketing and distribution capabilities;
•launching commercial sales of vurolenatide; if and when approved, whether alone or in collaboration with others;
•acceptance of vurolenatide, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other SBS therapies; and
•maintaining a continued acceptable safety profile of vurolenatide following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize vurolenatide, which would materially harm our business.

Risks Related to the 2022 Convertible Note

There are risks associated with our outstanding 2022 Convertible Note and any additional convertible notes issuable under the Purchase Agreement that could adversely affect our business and financial condition.

As of August 10, 2022, we had $21.0 million of outstanding indebtedness under the 2022 Convertible Note. Pursuant to the Purchase Argument, we can incur up to an aggregate of $70.0 million by issuing additional convertible notes, subject to certain limitations. The terms of any additional convertible notes issued under the Purchase Agreement will be substantially the same as those under the initial 2022 Convertible Note. The interest rate is variable and the per share conversion rate is subject to a weighted average anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of our common stock, other than certain excepted issuances, at a price below the conversion price then in effect, as well as anti-dilution protection if within 90 days after July 15, 2022, we grant, issue or sell any shares of our common stock for a per share price less than the conversion rate then in effect. We may pay interest and repay principal, at our discretion, in shares of our common stock.

The 2022 Convertible Note provides for standard and customary events of default, such as our failing to make timely payments and failing to timely comply with the reporting requirements of the Exchange Act. The 2022 Convertible Note also contains customary affirmative and negative covenants, including limitations on incurring additional indebtedness, the creation of additional liens on our assets, and entering into investments, as well as a subsequent financing requirement to raise at least $25.0 million by March 31, 2023, and a minimum liquidity requirement. In addition, if we experience a Fundamental Change, as defined in the 2022 Convertible Note, which includes a merger in which we are not the surviving entity, a change in control, the sale of all or substantially all of our assets, or our common stock ceasing to be listed on Nasdaq or any other eligible exchange, then the holder of the 2022 Convertible Note, and any additional convertible notes issued under the Purchase Agreement, can require us to repay the outstanding indebtedness in cash.

Our ability to remain in compliance with the covenants under the 2022 Convertible Note depends on, among other things, our operating performance, competitive developments, financial market conditions, and stock exchange listing of our common stock, all of which are significantly affected by financial, business, economic, and other factors, many of which we are not able to control. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on the 2022 Convertible Note and any additional convertible notes issued under the Purchase Agreement or meet our other obligations under the Purchase Agreement. Our level of indebtedness under the Purchase Agreement could have other important consequences, including the following:

•We may need to use a substantial portion of our cash flow from operations to pay interest and principal on the 2022 Convertible Note and any additional convertible notes issued under the Purchase Agreement, which would reduce funds available to us for other purposes such as working capital, capital expenditures, potential acquisitions, and other general corporate purposes;

•We may be unable to refinance our indebtedness under the Purchase Agreement or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes;

•We are exposed to fluctuations in interest rates because borrowings under the Purchase Agreement bear interest at a variable rate;

•We may be unable to comply with covenants in the 2022 Convertible Note, which could result in an event of default that, if not cured or waived, may result in acceleration of the 2022 Convertible Note and any additional convertible notes issued under the Purchase Agreement. An event of default would have an adverse effect on our business and prospects, could cause us to lose the rights to our intellectual property, and could force us into bankruptcy or liquidation;

•Our ability to pay interest and repay principal in shares of our common stock, if so elected by us, and conversion of the 2022 Convertible Note and any additional convertible notes issued under the Purchase Agreement could result in significant dilution of our common stock, which could result in significant dilution to our existing stockholders and cause the market price of our common stock to decline; and

•We may be more vulnerable to an economic downturn or recession and adverse developments in our business.

There can be no assurance that we will be able to manage any of these risks successfully.

Our obligations to the Holder under the 2022 Convertible Note, and any additional convertible notes, are secured by a security interest in substantially all of our assets, and if we default on those obligations, the Holder could foreclose on our assets.

Our obligations under the 2022 Convertible Note, and any additional convertible notes, and the related transaction documents, are secured by a security interest in substantially all of our assets. As a result, if we default on our obligations under the 2022 Convertible Note, or any additional convertible notes, the collateral agent on behalf of the Holder could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and investors may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, we issued a total of 871,962 shares of our common stock pursuant to the EBRIS Agreement. We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act to issue these shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	EXHIBIT	FILING DATE
10.1*	Exclusive License Agreement between 9 Meters Biopharma, Inc. and EBRIS srl.	X
10.2#	9 Meters Biopharma, Inc. 2022 Stock Incentive Plan.		8-K	10.1	June 22, 2022
10.3#	Form of 9 Meters Biopharma, Inc. Notice of Stock Option Grant and Award Agreement.		8-K	10.2	June 22, 2022
10.4	Form of Securities Purchase Agreement.		8-K	10.1	June 30, 2022
10.5	Form of Senior Secured Convertible Note.		8-K	10.2	June 30, 2022
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	EXHIBIT	FILING DATE
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Certain confidential portion and/or the schedules and attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5), 01(b)(2), or 601(b)(10), as applicable, of Regulation S-K. The Company will furnish copies of the unredacted exhibit to the SEC upon request.

# Management contract or other compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

9 METERS BIOPHARMA, INC.
a Delaware corporation

Date:	August 15, 2022	By:	/s/ Bethany Sensenig
Bethany Sensenig
Chief Financial Officer (Principal Financial and Principal Accounting Officer)