Form 10-Q
period 2022-09-30
9 METERS BIOPHARMA, INC.
filed 2022-11-08
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
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

As of November 3, 2022, the registrant had 12,955,481 shares of common stock, par value $0.0001 per share, issued and outstanding. On October 17, 2022, the Company effected a 1-for-20 reverse stock split. All share amounts and references to stock prices, except par value, have been retroactively restated to reflect the reverse split.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

9 METERS BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$15,860,966	$46,993,285
Prepaid expenses and other current assets	2,592,633	2,991,948
Total current assets	18,453,599	49,985,233
Restricted cash	23,536,576	—
Property and equipment, net	12,953	16,094
Right-of-use asset	126,500	166,618
Other assets	5,580	5,580
Total assets	$42,135,208	$50,173,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,437,685	$2,434,452
Accrued expenses	6,774,205	5,967,822
Current maturities of long-term convertible note, net	2,646,000	—
Derivative liability	1,945,000	—
Lease liability, current portion	59,930	54,796
Total current liabilities	12,862,820	8,457,070
Lease liability, net of current portion	67,530	113,142
Long-term convertible note, net of current portion	15,744,057	—
Total liabilities	28,674,407	8,570,212
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock $0.0001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2022 (unaudited) and December 31, 2021	—	—
Common stock $0.0001 par value per share, 550,000,000 shares authorized as of September 30, 2022 (unaudited) and December 31, 2021, respectively; 12,955,481 and 12,911,771 shares issued and outstanding as of September 30, 2022 (unaudited) and December 31, 2021, respectively[1]	1,296	1,291
Additional paid-in capital[1]	214,136,684	210,442,689
Accumulated deficit	(200,677,179)	(168,840,667)
Total stockholders’ equity	13,460,801	41,603,313
Total liabilities and stockholders’ equity	$42,135,208	$50,173,525
1 Amounts have been retroactively restated to reflect the 1-for-20 reverse stock split effected on October 17, 2022 (see Note 1)

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$6,298,501	$6,049,444	$22,213,456	$14,947,036
Acquired in-process research and development	—	5,103,753	—	5,103,753
General and administrative	2,417,484	2,386,461	9,062,199	7,146,432
Total operating expenses	8,715,985	13,539,658	31,275,655	27,197,221

Loss from operations	(8,715,985)	(13,539,658)	(31,275,655)	(27,197,221)

Other income (expense):
Interest income, net	131,655	1,397	209,788	12,989
Interest expense	(847,341)	(1,970)	(847,645)	(47,188)
Change in fair value of derivative liability	77,000	—	77,000	7,000
Total other income (expense), net	(638,686)	(573)	(560,857)	(27,199)

Loss before income taxes	(9,354,671)	(13,540,231)	(31,836,512)	(27,224,420)
Income tax benefit	—	—	—	—

Net loss	$(9,354,671)	$(13,540,231)	$(31,836,512)	$(27,224,420)

Net loss per common share, basic and diluted[1]	$(0.72)	$(1.06)	$(2.46)	$(2.28)

Weighted-average common shares, basic and diluted[1]	12,955,481	12,714,238	12,939,310	11,926,510

1 Amounts have been retroactively restated to reflect the 1-for-20 reverse stock split effected on October 17, 2022 (see Note 1)

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three and Nine Months Ended September 30, 2022
	Common Stock Shares[1]	Common Stock Amount[1]	Additional Paid-in Capital[1]	Accumulated Deficit	Total
Balance as of December 31, 2021	12,911,776	$1,292	$210,442,688	$(168,840,667)	$41,603,313
Share-based compensation	—	—	690,000	—	690,000
Net loss	—	—	—	(11,351,739)	(11,351,739)
Balance as of March 31, 2022	12,911,776	1,292	211,132,688	(180,192,406)	30,941,574
Issuance of common stock	43,705	4	499,996	—	500,000
Share-based compensation	—	—	1,774,000	—	1,774,000
Net loss	—	—	—	(11,130,102)	(11,130,102)
Balance as of June 30, 2022	12,955,481	1,296	213,406,684	(191,322,508)	22,085,472
Share-based compensation	—	—	730,000	—	730,000
Net loss	—	—	—	(9,354,671)	(9,354,671)
Balance as of September 30, 2022	12,955,481	$1,296	$214,136,684	$(200,677,179)	$13,460,801

Three and Nine Months Ended September 30, 2021
	Common Stock Shares[1]	Common Stock Amount[1]	Additional Paid-in Capital[1]	Accumulated Deficit	Total
Balance as of December 31, 2020	10,231,454	$1,023	$164,202,357	$(132,061,267)	$32,142,113
Share-based compensation	—	—	422,000	—	422,000
Exercise of warrants	581,709	58	6,856,970	—	6,857,028
Exercise of stock options	3,084	—	75,903	—	75,903
Net loss	—	—	—	(5,431,079)	(5,431,079)
Balance as of March 31, 2021	10,816,247	1,081	171,557,230	(137,492,346)	34,065,965
Issuance of common stock	1,725,000	173	34,499,827	—	34,500,000
Stock issuance costs	—	—	(2,901,123)	—	(2,901,123)
Share-based compensation	—	—	937,000	—	937,000
Exercise of warrants	56,705	6	668,433	—	668,439
Exercise of stock options	13,848	1	120,738	—	120,739
Net loss	—	—	—	(8,253,110)	(8,253,110)
Balance as of June 30, 2021	12,611,800	1,261	204,882,105	(145,745,456)	59,137,910
Issuance of common stock	125,861	13	2,718,574	—	2,718,587
Exercise of warrants	33,930	3	399,964	—	399,967
Exercise of stock options	5,000	1	30,063	—	30,064
Share-based compensation	—	—	525,000	—	525,000
Net loss	—	—	—	(13,540,231)	(13,540,231)
Balance as of September 30, 2021	12,776,591	$1,278	$208,555,706	$(159,285,687)	$49,271,297

1 Amounts have been retroactively restated to reflect the 1-for-20 reverse stock split effected on October 17, 2022 (see Note 1)

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(31,836,512)	$(27,224,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,194,000	1,884,000
Amortization of debt discount	500,351	43,983
Depreciation	5,983	4,657
Change in fair value of derivative liabilities	(77,000)	(7,000)
Non-cash payment of milestone fees	500,000	—
Acquired in-process research and development	—	2,610,588
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	399,315	(1,869,438)
Accounts payable	(996,767)	(63,567)
Accrued expenses and other liabilities	806,023	3,114,077
Accrued interest	—	(488)
Net cash used in operating activities	(27,504,607)	(21,507,608)
Cash flows from investing activities
Purchase of property and equipment	(2,842)	(9,848)
Maturity of restricted deposit	—	75,000
Purchase of in-process research and development, net of assets acquired	—	(2,493,165)
Net cash used in investing activities	(2,842)	(2,428,013)
Cash flows from financing activities
Borrowings from convertible notes	21,000,000	—
Payments of convertible notes	—	(58,199)
Payments of debt issuance costs	(1,088,294)	—
Proceeds from the exercise of stock options	—	226,706
Proceeds from issuance of common stock and warrants	—	34,500,000
Payment of offering costs	—	(2,901,123)
Proceeds from exercise of warrants	—	7,925,434
Net cash provided by financing activities	19,911,706	39,692,818
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,595,743)	15,757,197
Cash, cash equivalents and restricted cash as of beginning of period	46,993,285	37,851,388
Cash, cash equivalents and restricted cash as of end of period	$39,397,542	$53,608,585
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$346,990	$569
Supplemental disclosure of non-cash financing activities
Non-cash issuance of common stock with asset acquisition and merger	$—	$2,610,588
Issuance of common stock for payment of milestone fees	$—	$108,000
Non-cash addition of derivative liability	$2,022,000	$—
Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$15,860,966	$53,608,585
Restricted cash included in noncurrent assets	$23,536,576	$—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$39,397,542	$53,608,585

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

9 Meters Biopharma, Inc. (the “Company”) is a clinical-stage company pioneering novel treatments for people with rare digestive diseases, gastrointestinal conditions with unmet needs, and debilitating disorders in which the biology of the gut is a contributing factor. The Company’s pipeline includes drug candidate vurolenatide, a proprietary long-acting GLP-1 agonist for the orphan-designated disease short bowel syndrome (“SBS”), and a robust pipeline of early-stage candidates for undisclosed rare diseases and/or unmet needs.

On October 17, 2022, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split did not change the number of authorized shares of capital stock or cause an adjustment to the par value of the Company’s capital stock. The Company has retroactively restated the unaudited condensed consolidated financial statements to reflect the effect of the reverse stock split made effective on October 17, 2022. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable and outstanding to the Company’s stock options and warrants. The number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been adjusted proportionately to reflect the reverse stock split. The Company retroactively restated such adjustment in the notes to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated balance sheet information included as of December 31, 2021.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022.

Except as noted below under the section entitled “Recently Issued Accounting Standards—Accounting Pronouncements Adopted,” there have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2022, as compared to the significant accounting policies disclosed in Note 1 of the Company’s financial statements for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form 10-K. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement (the “Sales Agreement”) related to an “at-the-market” offering pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist Securities, Inc. (previously SunTrust Robinson Humphrey), or Truist, as sales agent, for general corporate purposes (the “2020 ATM”). In October 2020, the Company entered into an amendment to the Sales Agreement to reflect the termination of the prior registration statement and effectiveness of the Current Registration Statement. During the three and nine months ended September 30, 2022 and 2021, the Company did not sell any shares under the Sales Agreement.

April 2021 Offering

On March 30, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets, Inc., William Blair & Company, L.L.C. and Truist, as representatives of the several underwriters named therein (the “Underwriters”), in connection with the public offering of 1,500,000 shares of the Company’s common stock at a price of $20.00 per share, less underwriting discounts and commissions (the “April 2021 Offering”). Pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 225,000 shares of common stock at the same price, which the Underwriters exercised in full on March 31, 2021. On April 5, 2021, upon closing of the April 2021 Offering, the Company received net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions and offering expenses. The shares issued in the April 2021 Offering were registered and sold under the Current Registration Statement.

Of the shares of common stock issued in the April 2021 Offering, the Company’s Chief Executive Officer, then-current Chief Financial Officer and Chairman of the Board of Directors purchased an aggregate of 22,500 shares at the public offering price and on the same terms as the other purchasers in the offering. The underwriters received the same underwriting discount on the shares purchased by the Company’s Chief Executive Officer, then-current Chief Financial Officer and Chairman of the Board of Directors.

Business Risks

The Company faces risks, including those associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, risks related to the inability of the Company to obtain sufficient additional capital to continue to advance these product candidates and its preclinical programs, including in light of current stock market conditions; risks related to the Company’s ability to successfully implement its strategic plans; uncertainties associated with the clinical development and regulatory approval of product candidates, including reliance on blinded data; uncertainties in obtaining successful clinical results for product candidates and unexpected costs that may result therefrom, including the Company’s reliance on its lead product candidate; risks related to the failure to realize any value from product candidates and preclinical programs being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market; intellectual property risks; the impact of COVID-19 on the Company’s operations, enrollment in and timing of clinical trials; risks related to leveraging the Company by borrowing money under the debt facility and compliance with its terms; uncertainties regarding the effect of the reverse stock split and our continued listing on Nasdaq; reliance on collaborators; reliance on research and development partner; risks related to cybersecurity and data privacy; and risks associated with acquiring and developing additional compounds.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Areas of the financial statements where estimates may have the most significant effect include fair value measurements, expected term of the convertible note, accrued expenses, share-based compensation, valuation allowance for income tax assets, and management’s assessment of the Company’s ability to continue as a going concern. The Company considered the impact of the COVID-19 pandemic on its estimates and assumptions, and concluded there was not a material impact to its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

Restricted Cash

The terms of the convertible note further described in Note 5—Debt require the Company to maintain a minimum liquidity balance of 110% of then-outstanding principal (which was reduced to 80% upon amendment of the note further described in Note 10—Subsequent Events). The restricted amount is maintained in a reserve account with the Company’s financial banking institution, and funds are periodically released from restriction as the balance of outstanding principal decreases. In accordance with the terms of the note, upon fulfillment of certain conditions, the cash held in reserve pursuant to the minimum liquidity requirement will be further reduced to a minimum amount equal to the greater of (i) the total outstanding principal amount less 7.5% of the Company’s total market capitalization and (ii) 50% of the total outstanding principal. As of September 30, 2022, there was approximately $23.4 million classified as restricted cash under the convertible note.

Additionally, under the terms of the lease agreement further described in Note 10—Subsequent Events, we are required to maintain a letter of credit as security for performance of lease obligations over the life of the lease. Accordingly, there is approximately $0.1 million classified as restricted cash under the letter of credit. As certain conditions are met, including the passage of time, the amount will be reduced to a minimum of $23,600, or the equivalent of approximately one month’s rent.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued expenses consisted of the following:

	September 30, 2022 (Unaudited)	December 31, 2021
Accrued compensation and benefits	$1,654,688	$1,633,295
Accrued clinical expenses	5,016,241	4,228,048
Other accrued expenses	103,276	106,479
Total	$6,774,205	$5,967,822

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the condensed consolidated balance sheet at fair value. The Company’s derivative financial instruments consisted of embedded features in the Company’s convertible notes. The embedded derivatives include provisions that provide the noteholder with certain conversion and put rights at various conversion or redemption values as well as certain call options for the Company. See Note 5—Debt for further details.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•Level 2 - defined as inputs other than Level 1 that are either directly or indirectly observable in the marketplace for identical or similar instruments in markets that are not active; and

•Level 3 - defined as unobservable inputs in which little or no market data exists where valuations are derived from techniques in which one or more significant inputs are unobservable.

The fair value of the embedded derivatives issued in connection with the 2022 Convertible Note and 2020 Convertible Note, further described in Note 5—Debt, were determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with each note. As part of the MCS valuation, a discounted cash flow (“DCF”) model was used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity of the convertible debt and calculated discount rate, which includes an estimate of the Company’s specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including: (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate and (vi) the number of paths. These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The fair value estimates may not be indicative of the amounts that would be realized in a market exchange. Additionally, there may be inherent uncertainties or changes in the underlying assumptions used, which could significantly affect the current or future fair value estimates. The table below summarizes the valuation inputs into the MCS model for the derivative liability associated with the 2022 Convertible Note on the date of issuance, July 15, 2022 and the end of the period, September 30, 2022.

	July 15, 2022	September 30, 2022
Discount rate	24.0%	26.2%
Expected stock price volatility	102.5%	102.1%
Risk-free interest rate	3.1%	4.2%
Expected term	3.0 years	2.8 years
Price of the underlying common stock	$4.87	$4.30

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of September 30, 2022. There were no financial liabilities measured at fair value as of December 31, 2021.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$1,945,000	$1,945,000
Total liabilities at fair value	—	—	1,945,000	1,945,000

The following table summarizes the changes in fair value of the derivative liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022
Beginning balance as of December 31, 2021	$—
Issuance of derivative liability (the 2022 Convertible Note)	2,022,000
Change in fair value of derivative liability	(77,000)
Ending balance as of September 30, 2022	$1,945,000

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the fair value liabilities still held at the end of the period	$77,000

The cumulative unrealized gain relating to the change in fair value of the derivative liability of $0.1 million for the three and nine months ended September 30, 2022 and $7,000 for the nine months ended September 30, 2021 is included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of September 30, 2022 and December 31, 2021, the recorded values of cash and cash equivalents, restricted cash, accounts payable, convertible notes payable and accrued expenses approximated their fair values due to the short-term nature of the instruments.

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

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $52,000 and $98,000 for the three months ended September 30, 2022 and 2021, respectively, and $391,000 and $329,000 for the nine months ended September 30, 2022 and 2021, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the three and nine months ended September 30, 2022 and 2021, 7.4 million and 2.3 million shares, respectively, underlying potentially dilutive warrants and stock options issued and outstanding, and shares of common stock expected to be issued under our convertible note have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2022	2021
Options outstanding under the Innovate 2015 Stock Incentive Plan	179,630	285,026
Options outstanding under the 2012 Omnibus Incentive Plan, as amended	1,192,233	723,773
Options outstanding under the 2022 Stock Incentive Plan	36,880	—
Options outstanding under the Option Grant Agreements granted to RDD Employees	49,295	49,295
Warrants outstanding at an exercise price of $50.80	112	112
Warrants outstanding at an exercise price of $63.60	5,699	5,699
Warrants outstanding at an exercise price of $11.7880	1,146,393	1,251,393
Shares issuable upon conversion of convertible debt (Note 5)	4,772,860	—
Total	7,383,102	2,315,298

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

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company early adopted this guidance effective January 1, 2022 and applied the modified retrospective method. There were no debt instruments outstanding at the beginning of the year that were impacted by this guidance and as such, retained earnings, net loss and earnings per share were not impacted by adoption of this guidance.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2022, the Company had unrestricted cash and cash equivalents of approximately $15.9 million and restricted cash of $23.5 million (further described in Note 5–Debt). The Company expects to incur substantial losses in the future as it progresses its current product pipeline, seeks regulatory approval for product candidates and prepares for commercialization.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company may seek to raise additional funding through dilutive and non-dilutive financings. There can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, on a timely basis or at all. The failure to obtain sufficient additional funding could adversely affect the Company’s ability to achieve its business objectives and product development timelines and could have a material adverse effect on the Company’s results of operations. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about our ability to continue as a going concern.

NOTE 3: ACQUISITION

Lobesity Acquisition

On July 19, 2021, the Company closed an asset purchase agreement (the “Lobesity Asset Purchase Agreement”) with Lobesity LLC (“Lobesity”) pursuant to which the Company acquired global development rights to a proprietary and highly specific humanized monoclonal antibody that targets glucose-dependent insulinotropic polypeptide, as well as related intellectual property (the “Lobesity Acquisition”). The consideration for the Lobesity Acquisition at closing consisted of $2.3 million in cash and 120,861 shares of unregistered common stock plus the right to contingent payments including certain potential worldwide regulatory and clinical milestone payments totaling $45.5 million for a single indication (with the total amount payable, if multiple indicates are developed, not to exceed $58.0 million), global sales-related milestone payments totaling up to $50.0 million, and, subject to certain adjustments, a mid-single digit royalty on worldwide net sales.

To satisfy the Company’s post-closing rights to indemnification under the Lobesity Asset Purchase Agreement, 30,216 of the shares issued to Lobesity are subject to holdback restrictions for 18 months following closing of the transaction. The Company’s right to indemnification will be satisfied through the recovery of these shares or paid in cash by Lobesity.

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

NOTE 4: RELATED PARTY TRANSACTIONS

Michael Rice, a member of our Board since March 2021, is a Founding Partner of LifeSci Advisors, LLC and LifeSci Communications, LLC. Prior to his becoming a director, on April 1, 2020 the Company entered into a master services agreement with both LifeSci Advisors, LLC and LifeSci Communications, LLC, to provide investor relations and public relations services, respectively. The Company incurred expenses with LifeSci Advisors, LLC of approximately $66,000 and $193,000 during the three and nine months ended September 30, 2022, respectively, and $63,000 and $239,000 during the three and nine ended September 30, 2021, respectively. The Company incurred expenses with LifeSci Communications, LLC of approximately $54,000 and $198,000 during the three and nine months ended September 30, 2022, respectively, and $67,000 and $257,000 during the three and nine months ended September 30, 2021, respectively.

NOTE 5: DEBT

2020 Convertible Note

On January 10, 2020, the Company entered into a securities purchase agreement and unsecured convertible promissory note in the principal amount of $2,750,000 (the “2020 Convertible Note”). The convertible noteholder could elect to convert all or a portion of the 2020 Convertible Note, at any time from time to time into the Company’s common stock at a conversion price of $65.00 per share, subject to adjustment for stock splits, dividends, combinations and similar events. The purchase price of the 2020 Convertible Note was $2,500,000 and carried an original issuance discount of $250,000, which was included in the principal amount.

The various conversion and redemption features contained in the 2020 Convertible Note were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $0.4 million. Amortization of the debt discount and accretion of the OID for the 2020 Convertible Note recorded as interest expense was approximately $44,000 for the nine months ended September 30, 2021. There was no interest expense incurred during the three months ended September 30, 2021 or the three and nine months ended September 30, 2022.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2020 Convertible Note bore interest at the rate of 10% per annum, compounding on a daily basis. During the nine months ended September 30, 2021, the Company paid the remaining balance of principal and interest on the 2020 Convertible Note of approximately $59,000 in cash.

2022 Convertible Note

On June 30, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the purchase of senior secured convertible notes with an institutional investor (the “Holder”). The purchase price of the initial note issued on July 15, 2022 and maturing July 1, 2025, is $21.0 million (the “2022 Convertible Note”), and carries an original issuance discount (“OID”) of 5% or $1.1 million, with an option for the Company to issue additional convertible notes to the Holder with principal amounts of up to an aggregate of $70.0 million, subject to certain limitations. The 2022 Convertible Note bears interest equal to the three-month benchmark rate plus 5% (with a floor of 6% and 18% upon default). The Company paid debt issuance costs of approximately $1.1 million during the three and nine months ended September 30, 2022.

The 2022 Convertible Note will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries over the three-year term. The 2022 Convertible Note also contains customary affirmative and negative covenants, including limitations on incurring additional indebtedness, the creation of additional liens on the Company’s assets, and entering into investments, as well as a subsequent financing requirement to raise at least $25.0 million by March 31, 2023, and a minimum liquidity requirement to maintain 110% of the outstanding principal in a restricted cash account (which was reduced to 80% in November 2022, further described in Note 10—Subsequent Events). The Company is required to have shares reserved of at least 200% of then outstanding principal and accruable interest divided by the Holder’s conversion rate. The Holder can elect to convert at the Holder’s conversion rate of $7.06 per share, subject to certain adjustments, including but not limited to, the issuance of certain rights, options or warrants.

During the first 12 months following closing, the Company will make interest payments to the Holder but is not required to make any principal payments on the 2022 Convertible Note. The 2022 Convertible Note will be optionally convertible by the Company or the Holder, subject to certain limitations. Beginning on July 1, 2023, and on the first day of each calendar month thereafter, the Company is required to make principal payments of $882,000.

The Company can elect to make principal or interest payments (or advanced principal and interest payments) in common stock instead of cash at an amount equal to 92% of the lowest daily volume weighted-average price (“VWAP”) of the Company’s common stock during the three-trading day period immediately prior to payment date, which cannot be less than the floor price of $3.00 per share. If the Company elected to convert the 2022 Convertible Note at September 30, 2022, the Company would have issued 5,447,134 shares with a fair value of $4.30 per share. A decrease in the Company’s share price of $1.00 would result in an increase of 1,602,098 shares issued.

The Holder can redeem the 2022 Convertible Note in cash upon (i) a fundamental change as defined in the 2022 Convertible Note, (ii) cessation of vurolenatide clinical development while the Company’s total market capitalization is less than $100 million for a period of five consecutive trading days (the “Clinical Development Cessation”), (iii) an event of default as defined in the 2022 Convertible Note, or (iv) if the resale registration statement is withdrawn. The Holder’s cash redemption price ranges from 5% to 15% of then-outstanding principal and unpaid interest. If the Holder redeemed the 2022 Convertible Note at September 30, 2022 under the redemption options (i) through (iii) above, the Company would settle the 2022 Convertible Note in cash at a price of approximately $24.2 million. Redemption option (iv) would result in a cash redemption payment of approximately $22.1 million. The Company can elect to redeem the 2022 Convertible Note in cash at an amount equal to the greater of (A) the fixed conversion value (as defined in the note) plus accrued and unpaid interest and (B) if before the first year anniversary of the issuance date, 125% of then-outstanding principal and interest. If the Company elected to redeem the 2022 Convertible Note as of September 30, 2022, the Company would have settled the 2022 Convertible Note in cash for approximately $26.3 million.

Events of defaults include, but are not limited to, failure to make timely payments, failure to maintain the minimum liquidity requirement, failure to timely deliver certain notices (including notice of a fundamental change or the Clinical Development Cessation) and filing for bankruptcy. There were no events of default during the three or nine months ended September 30, 2022.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company made interest payments in cash of approximately $0.3 million during the three and nine months ended September 30, 2022. There were no principal payments made during the three and nine months ended September 30, 2022. The various conversion and redemption features contained in the 2022 Convertible Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $2.0 million. Amortization of the debt discount and accretion of the OID for the 2022 Convertible Note, recorded as interest expense using an effective interest rate of 30.8%, was approximately $0.5 million for the three and nine months ended September 30, 2022. The Company’s accounting policy is to amortize the debt discount and OID over the estimated life of the debt, which is approximately 2 years for the 2022 Convertible Note.

Future maturities of the 2022 Convertible Note as of September 30, 2022, consisted of:

September 30,
2022
2022 (remaining)	$—
2023	5,292,000
2024	10,584,000
2025	6,174,000
Total outstanding principal	$22,050,000
Less: unamortized debt discount and OID	(3,659,943)
Less: current portion of convertible note payable	(2,646,000)
Long-term convertible note payable, net	$15,744,057

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

EBRIS Collaboration

On August 6, 2021, the Company announced a collaboration with the European Biomedical Research Institute of Salerno, Italy (“EBRIS”) to study larazotide for the treatment of MIS-C. In connection with this collaboration, the Company paid a milestone fee of $0.5 million upon IND approval for MIS-C. Following receipt of a Study May Proceed letter from the FDA under the Investigator IND, EBRIS initiated a Phase 2a study in MIS-C during the fourth quarter of 2021. The ongoing Phase 2a study is a randomized, double-blind, placebo-controlled study.

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

Pursuant to the EBRIS License Agreement, the Company issued to EBRIS shares of common stock valued at $500,000 (consisting of 43,708 shares of unregistered common stock priced at the Company’s 20-day volume weighted-price as of the date of closing), plus the Company will pay EBRIS $500,000 in cash in connection with final database lock of the ongoing Phase II clinical trial for the treatment of MIS-C. Upon the readout of the top-line data and an FDA agreed upon path forward to further develop the compound in MIS-C, the Company may exercise the Option for an upfront fee of $1 million. In addition, the EBRIS License Agreement contemplates certain contingent payments, including development milestone payments, sales-related milestone payments, and subject to certain adjustments, a low-single digit royalty on net sales of Products in the United States sold pursuant to prescriptions for use in treating MIS-C and, if applicable, MIS-A. Of note, each such payment is payable, at the option of the Company, in cash or a combination of cash and unregistered shares of the Company’s common stock.

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

Milestone Fees

The Company incurred milestone fees of $0.5 million, which were paid in equity to EBRIS, during the nine months ended September 30, 2022. There were no milestone fees incurred during the three months ended September 30, 2022 or three and nine months ended September 30, 2021.

NOTE 7: STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation, as amended, authorizes 560 million shares of capital stock, par value $0.0001 per share, of which 550 million shares are designated as common stock and 10 million shares are designated as preferred stock.

Preferred Stock

The Company’s amended and restated certificate of incorporation, as amended, authorizes the Board to issue preferred stock in one or more classes or one or more series within any class from time to time. Voting powers, designations, preferences, qualifications, limitations, restrictions or other rights will be determined by the Board at that time.

There were no shares of preferred stock issued and outstanding as of September 30, 2022 or December 31, 2021.

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

There were 12,955,481 and 12,911,771 shares of common stock outstanding as of September 30, 2022 and December 31, 2021, respectively. The Company had reserved shares of common stock for future issuance as follows:

	September 30,	December 31,
	2022 (Unaudited)	2021
Outstanding stock options	1,458,038	1,044,739
Warrants to purchase common stock	1,152,204	1,152,204
Shares reserved for issuance upon conversion of convertible debt (Note 5)	7,231,143	—
For possible future issuance under the 2022 Plan	565,120	273,940
Total common shares reserved for future issuance	10,406,505	2,470,883

The Company entered into the Sales Agreement dated July 22, 2020, and as amended on October 2, 2020, with Truist relating to the 2020 ATM. During the three and nine months ended September 30, 2022 and 2021, there were no shares sold under the 2020 ATM. Pursuant to the sales agreement, the Company will pay Truist a commission rate of 3.0% of the gross proceeds from the sale of any shares of common stock under the 2020 ATM.

NOTE 8: SHARE-BASED COMPENSATION

The Company has three stock option plans in existence: the 9 Meters Biopharma, Inc. 2022 Stock Incentive Plan (the “2022 Plan”), the 2012 Omnibus Incentive Plan, as amended (the “Omnibus Plan”) and the Innovate 2015 Stock Incentive Plan (the “Private Innovate Plan”). In addition, the Company assumed 50,714 options in accordance with the terms of the merger agreement with RDD Pharma, Ltd. (the “RDD Merger Agreement”). The Company’s stock options typically vest over a period of three or four years and typically have a maximum term of ten years.

2015 Stock Incentive Plan

As of September 30, 2022, there were 179,630 stock options outstanding under the Private Innovate Plan. Since 2018, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	265,067	$33.80	$837,459	2.7
Options granted	—	—
Options forfeited	(85,437)	41.76
Options exercised	—	—
Outstanding at September 30, 2022	179,630	29.88	—	2.9
Exercisable at September 30, 2022	179,630	29.88	—	2.9

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no options granted under the Private Innovate Plan during the nine months ended September 30, 2022 and 2021. All of the options granted under the Private Innovate Plan are fully vested and as such, there were no stock options vested during the nine months ended September 30, 2022. The total fair value of options vested during the nine months ended September 30, 2021 under the Private Innovate Plan was approximately $49,000. As of September 30, 2022, there was no unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan.

2012 Omnibus Incentive Plan

The shares reserved for issuance under the Omnibus Plan automatically increased on the first day of each calendar year beginning in 2019 and ending in 2022 by an amount equal to the lesser of (i) five percent of the number of shares of common stock outstanding as of December 31st of the immediately preceding calendar year or (ii) such lesser number of shares of common stock as determined by the Board (the “Evergreen Provision”). On January 1, 2022, the number of shares of common stock available under the Omnibus Plan automatically increased by 645,589, pursuant to the Evergreen Provision. The Board elected to forgo the increase from the Evergreen Provision that would have increased the option pool by 5% of the shares of common stock outstanding on January 1, 2021.

As of September 30, 2022, there were options to purchase 1,192,233 shares of the Company’s common stock outstanding under the Omnibus Plan. The Omnibus Plan expired on April 30, 2022 and no new awards will be granted under the Omnibus Plan but any awards outstanding under the Omnibus Plan will remain subject to the Omnibus Plan. On June 22, 2022, the Company’s stockholders approved the adoption of the 2022 Plan previously approved by the Board. Any shares subject to outstanding awards under the Omnibus Plan that subsequently expire, terminate or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2022 Plan.

The range of assumptions used in estimating the fair value of the options granted under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected dividend yield	0%	0%	0%	0%
Expected stock-price volatility	—%	77%	79%	68% - 85%
Risk-free interest rate	—% - —%	0.8% - 0.9%	1.4% - 1.9%	0.1% - 1.1%
Expected term of options (in years)	0	6.1 years	6.1 years	2.3 - 6.1 years

The following table summarizes stock option activity under the Omnibus Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	730,377	$23.70	$2,296,720	8.5
Options granted	470,631	14.71
Options forfeited	(8,775)	14.80
Options exercised	—	—
Outstanding at September 30, 2022	1,192,233	18.54	—	8.4
Exercisable at September 30, 2022	499,303	19.70	—	7.6
Vested and expected to vest at September 30, 2022	1,145,502	$20.34	$—	8.4

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of options granted under the Omnibus Plan was $9.89 during the nine months ended September 30, 2022, and $15.77 and $18.12 during the three and nine months ended September 30, 2021, respectively. There were no options granted under the Omnibus Plan during the three months ended September 30, 2022. The total intrinsic value of options exercised was approximately $39,000 during the nine months ended September 30, 2021. There were no options exercised during the three and nine months ended September 30, 2022 or three months ended September 30, 2021.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $0.4 million and $3.3 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, there was approximately $7.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted average period of 2.8 years.

The Omnibus Plan provides for accelerated vesting, if approved by the Company’s Board. During the nine months ended September 30, 2022, in accordance with the separation and consulting agreement entered into with our former Chief Financial Officer, the Company accelerated the vesting of all remaining unvested options and extended the exercise period to ten years from the issuance date. During the nine months ended September 30, 2021, the Board approved the acceleration and extension of unvested options held by a former board member whose term on the Board was expiring. The Company recognized additional non-cash stock compensation expense related to the modifications of $1.1 million during the nine months ended September 30, 2022 and $0.1 million during the three and nine months ended September 30, 2021. There was no modification expense during the three months ended September 30, 2022.

There were no RSUs granted during the three and nine months ended September 30, 2022 and 2021 and there were no unvested RSUs as of September 30, 2022. The Company recognized share-based compensation expense for RSUs of approximately $56,000 and $160,000 during the three and nine months ended September 30, 2021, respectively. There was no share-based compensation expense for RSUs during the three and nine months ended September 30, 2022.

2022 Stock Incentive Plan

The 2022 Plan was approved by the Company’s stockholders on June 22, 2022. The 2022 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, or other stock awards. Upon adoption of the 2022 Plan, there were 600,000 shares of the Company’s common stock reserved for issuance.

As of September 30, 2022, there were options to purchase 36,880 shares of the Company’s common stock outstanding under the 2022 Plan and 565,120 shares available for issuance under the 2022 Plan.

The range of assumptions used in estimating the fair value of the options granted under the 2022 Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected dividend yield	0%	—	0%	—
Expected stock-price volatility	81%	—	79% - 81%	—
Risk-free interest rate	3.0%	—	3.0% - 3.2%	—
Expected term of options (in years)	6.0 years	—	5.8 - 6.0 years	—

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the 2022 Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	—	$—	$—	—
Options granted	36,880	5.27
Options forfeited	—	—
Options exercised	—	—
Outstanding at September 30, 2022	36,880	5.27	—	9.7
Exercisable at September 30, 2022	2,970	5.29	—	9.7
Vested and expected to vest at September 30, 2022	34,530	$5.28	$—	9.7

The weighted-average grant date fair value of options granted under the 2022 Plan was $3.42 and $3.64 during the three and nine months ended September 30, 2022, respectively. There were no options granted under the 2022 Plan during the three and nine months ended September 30, 2021. There were no options exercised under the 2022 Plan during the three and nine months ended September 30, 2022.

The total fair value of stock options vested under the 2022 Plan was $10,828 during the three and nine months ended September 30, 2022. As of September 30, 2022, there was approximately $0.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the 2022 Plan which is expected to be recognized over a weighted-average period of 2.8 years.

RDD Option Grants

Pursuant to the RDD Merger Agreement, the Company assumed 50,714 option grant agreements awarded to RDD employees upon consummation of the merger with RDD (the “RDD Options”) on April 30, 2020. There were 49,295 RDD Options outstanding as of September 30, 2022 at a weighted-average exercise price of $12.60 per share. All of the RDD Options are fully vested and there were no RDD Options vested during the nine months ended September 30, 2022 and 2021.

The following table summarizes stock option activity for the RDD Options:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	49,295	$12.60	$343,486	3.3
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding at September 30, 2022	49,295	$12.60	30,654	2.6
Exercisable at September 30, 2022	49,295	$12.60	30,654	2.6

During the nine months ended September 30, 2021, there were 1,419 options exercised at a weighted-average exercise price of $14.80. The total intrinsic value of RDD Options exercised was approximately $27,000 during the nine months ended September 30, 2021.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense

Total share-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$234,000	$163,000	$660,000	$605,000
General and administrative	496,000	362,000	2,534,000	1,279,000
Total share-based compensation	$730,000	$525,000	$3,194,000	$1,884,000

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

Periodically, the Company enters into separation and general release agreements with former executives of the Company that include separation benefits consistent with the former executives’ employment agreements. There was no severance expense recognized during the three and nine months ended September 30, 2022 and 2021. The accrued severance obligation was approximately $0.1 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively.

Office Lease

In July 2020, the Company entered into a 4-year lease for office space that expires on September 30, 2024. Base annual rent is $72,000, or $6,000 per month over the 4-year term. The lease contains a 3-year renewal option. The Company recorded a right of use asset of $233,206 and an operating lease liability of $233,206 at the inception of the lease in July 2020.

The Company estimated the present value of the lease payments over the remaining term of the leases using a discount rate of 12%, which represented the Company’s estimated incremental borrowing rate. The renewal options were excluded from the lease payments as the Company concluded the exercise of the option was not considered reasonably certain.
Operating lease cost under ASC 842 was approximately $18,000 for the three months ended September 30, 2022 and 2021, and $54,000 for the nine months ended September 30, 2022 and 2021. Operating lease cost is included in general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the nine months ended September 30, 2022.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under the Company’s lease liability were as follows:

Year ending December 31,	Operating Leases
2022	$18,000
2023	72,000
2024	54,000
Total lease payment	144,000
Less: imputed interest	(16,540)
Total	$127,460
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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SUBSEQUENT EVENTS

2022 Convertible Note Amendment

On November 7, 2022, the Company amended and restated the 2022 Convertible Note (the “Amended 2022 Note”) in order to, among other things, reduce the minimum liquidity requirement from 110% of the outstanding principal amount to 80% of the outstanding principal amount, which releases approximately $6.3 million from restricted cash upon the effective date of the Amended 2022 Note. Additionally, the Amended 2022 Note removed the provisions related to accelerated principal payments and instead established scheduled amortization payments beginning in November 2022. On the first day of each month through June 1, 2023, the Company will make an amortization payment equal to $1.68 million, subject to certain increases, to be paid in shares of the Company’s common stock (unless the Company elects to pay in cash), to the Holder, subject to certain conditions, including the equity conditions (as defined in the original 2022 Convertible Note). Such amortization payment may be optionally decreased by the Company, or if agreed to in writing by the Holder and the Company, increased. On the first day of each month on or after July 1, 2023, the Company will make an amortization payment equal to $882,000 in cash (unless the Company elects to pay in shares of common stock, subject to certain conditions, including the equity conditions). Such amortization payment may be optionally increased by the Company, if agreed to in writing by the Holder and the Company. The Amended 2022 Note also amends the definitions of the Conversion Floor Price, Subsequent Financing, Subsequent Financing Requirement and Required Reserve Amount.

The Amended 2022 Note represents the same indebtedness represented by the original 2022 Convertible Note, and except as set forth herein, the material terms of the Amended 2022 Note are otherwise substantially similar to the 2022 Convertible Note. Additionally, the Company and the Holder have agreed to amend the Securities Purchase Agreement to replace the form of note with a form of note substantially similar to the Amended 2022 Note, which the Company may use to issue, at the Company’s option, additional notes to the Holder with principal amounts of up to an aggregate of $70 million, subject to certain limitations.

2023 Lease Agreement

On October 3, 2022, the Company entered into a lease agreement (the “2023 Lease”) for its new headquarters in Raleigh, North Carolina. The 2023 Lease is expected to commence on or around April 1, 2023 for a term of 126 months (the “Initial Term”) and provides for rent abatement for the first six months of the Initial Term. Beginning on the seventh month of the Initial Term, base rent payments are approximately $24,000 per month ($38 per square foot), and increase each year, up to approximately $31,000 per month during the last six months of the Initial Term. The 2023 Lease may be extended for a period of five years, at the option of the Company.

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

These forward-looking statements are based on our current expectations and beliefs and necessarily involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of various risks and uncertainties, which include, without limitation: risks related to our ability to successfully implement our strategic plans, including reliance on our lead product candidate; uncertainties associated with the clinical development and regulatory approval of product candidates and unexpected costs that may result therefrom; risks related to the inability to obtain sufficient additional capital to continue to advance our product candidates and our preclinical programs, including in light of current stock market conditions; risks related to the failure to realize any value from product candidates and preclinical programs being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market; intellectual property risks; the impact of COVID-19 on our operations, enrollment in and timing of clinical trials; risks related to leveraging the Company by borrowing money under the debt facility and compliance with its terms; uncertainties regarding the effect of the reverse stock split and our continued listing on Nasdaq; reliance on collaborators; reliance on research and development partners; risks related to cybersecurity and data privacy; risks associated with acquiring and developing additional compounds; and other risks described in greater detail in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

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

Overview

9 Meters is a clinical-stage company pioneering novel treatments for people with rare digestive diseases, gastrointestinal conditions (“GI”) with unmet needs, and debilitating disorders in which the biology of the gut is a contributing factor. We are developing vurolenatide, a proprietary Phase 2 long-acting GLP-1 agonist, for short bowel syndrome (“SBS”) and a robust pipeline of early-stage candidates for undisclosed rare diseases and/or unmet needs. Our current product development pipeline is described in the table below:

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

Vurolenatide is a long-acting injectable glucagon-like-peptide 1 (“GLP-1”) analogue being developed for SBS, a debilitating orphan disease with an underserved market. It affects up to 20,000 adults in the U.S., with similar prevalence in Europe. SBS results from massive and/or multiple resections of the small intestine due to trauma, Crohn’s disease, mesenteric vascula events, malignancy, or complications from abdominal surgery. Patients with SBS cannot absorb enough water, vitamins, protein, fat, calories and other nutrients from food. It is a severe disease with life-changing consequences, such as impaired intestinal absorption, diarrhea and metabolic complications. A portion of patients have life-long dependency on Parenteral Support (“PS”) to survive with risk of life-threatening infections and extra-organ impairment. Vurolenatide links exenatide, a GLP-1 analogue, to a long-acting linker technology and is designed specifically to address the gastric effects in SBS patients by slowing digestive transit time. The asset uses proprietary XTEN® technology to extend the half-life of exenatide, allowing for weekly to every other week dosing, which could increase convenience for patients and caregivers. Vurolenatide is patent-protected and has received orphan drug designation by the U.S. Food and Drug Administration (“FDA”). The FDA Office of Orphan Products Development grants orphan designation to advance the evaluation of safe and effective drugs and biologics to treat, prevent or diagnose rare diseases affecting fewer than 200,000 people in the U.S. Under the Orphan Drug Act, orphan designation qualifies drug sponsors for development incentives conferred by the FDA, including tax credits for qualified clinical testing.

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

Importantly, 8 of the 9 patients experienced meaningful declines in TSO following each dose, relative to a baseline output. The rapid onset of clinical improvements in stool volumes, as observed in all 9 patients having substantial reductions in stool output within 48 hours of the first dose, shows the potential for vurolenatide to address the primary problem of chronic malabsorptive diarrhea in SBS patients. Additionally, four of seven patients showed reductions in bowel movement frequency after one dose and 5 of 6 evaluable patients showed reductions in bowel movement frequency after the second dose. Furthermore, of the five patients on PS in the trial, two patients showed reduction in PS after each dose. Results of the short-form health survey quality of life instrument demonstrated directional improvement in multiple elements of health status over the course of the trial. The short-form health survey, or SF-36, is a set of generic, coherent and easily administered quality-of-life measures. These measures rely upon patient self-reporting and are now widely utilized by managed care organizations and by Medicare for routine monitoring and assessment of care outcomes in adult patients.

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

On September 26, 2022, we announced positive results of the Phase 2 study of vurolenatide and the outcome from our End-of-Phase 2 (“EOP2”) meeting with the FDA. VIBRANT (VurolenatIde for short Bowel syndrome Regardless of pArenteral support requiremeNT) was a multi-center, double-blind, placebo-controlled, parallel-group study evaluating the safety, efficacy, and tolerability of vurolenatide in adult patients with SBS. The trial included four parallel treatment arms: vurolenatide 50 mg every two weeks (Q2W), vurolenatide 50 mg every week, vurolenatide 100 mg (Q2W), and placebo. The primary efficacy endpoint for the study was change from baseline in mean 24-hour TSO volume over the six-week post-randomization observation period.

The randomization block of the first 11 patients across the four arms resulted in three patients in each vurolenatide arm and two patients in the placebo arm. In the 50 mg vurolenatide Q2W treatment arm, the mean 24-hour TSO volume was a 30% decrease versus an increase of 32% in the placebo arm, for a relative reduction compared to placebo of 62%. This group showed a rapid (at one week) and sustained TSO reduction over the six-week post-randomization period. Importantly, TSO reduction from baseline was observed in 16 of the 18 weeks of the observation period in the 50 mg Q2W treatment group. These results, coupled with the most favorable adverse event and optimal pharmacokinetic profile, contributed to our decision to move this dose regimen forward into a pivotal clinical development program.

In patients treated with 50 mg vurolenatide every week, there was a mean TSO decrease of 8%, for a relative reduction compared to placebo of 40%. In patients treated with 100 mg vurolenatide every two weeks (Q2W), there was mean a TSO increase of 16%, for a relative reduction compared to placebo of 16%. Notably, the pharmacokinetic profile from both these arms showed evidence of drug accumulation resulting in a suboptimal pharmacokinetic profile.

The study allowed the inclusion of SBS patients both requiring and not requiring parenteral nutrition support. Five of the 11 patients in the study were receiving parenteral support prior to entering the study and all five were randomly assigned to treatment with vurolenatide. Change from baseline in parenteral support volume, an important secondary endpoint, was also evaluated over the 6-week observation period. There was a mean decrease of 17% in the parenteral support volume of these five patients by week two which was sustained throughout the 6-week observation period. Of the five patients, two remained stable and three demonstrated a mean decrease in PS of 28%.

Among the 12 patients in the safety population, vurolenatide was generally well tolerated with mild to moderate and transient side effects, the most common of which were nausea and vomiting. One patient terminated early in the 100 mg

Q2W arm due to nausea and vomiting. Importantly, there were no serious adverse events related to vurolenatide. Two serious adverse events were reported but deemed to be unrelated to study drug. Both were central catheter infections, which are common in patients with a central line.

Based on the outcome from the EOP2 meeting with the FDA and this Phase 2 data, we intend to finalize the Phase 3 protocol in collaboration with the FDA during the fourth quarter of 2022. Clinical plans and activities are currently underway to facilitate initiation of the study upon protocol finalization. We plan to provide further details on the Phase 3 vurolenatide clinical development program following protocol finalization.

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

We entered into a collaboration with the European Biomedical Research Institute of Salerno, Italy (“EBRIS”) to study larazotide for the treatment of MIS-C. MIS-C is a rare and serious complication of COVID-19 with symptoms that resemble those of Kawasaki disease, potentially including persistent fever, gastrointestinal symptoms, myocardial dysfunction, and cardiogenic shock with ventricular dysfunction in the setting of multisystem inflammation. MIS-C occurs when SARS-CoV-2 superantigens move through the tight junctions between the gut epithelial cells into the bloodstream, leading to the hyperinflammatory immune response. We believe that larazotide’s mechanism of action as a tight junction regulator may prevent SARS-CoV-2 superantigens from entering the bloodstream. Following receipt of a Study May Proceed letter from the FDA under a recently filed Investigator IND, EBRIS initiated a Phase 2a study in MIS-C in the fourth quarter of 2021 to evaluate the use of larazotide in a group of children through a randomized placebo-controlled trial at MassGeneral Hospital for Children led by pediatric pulmonologist Lael Yonker, M.D. and Johns Hopkins Hospital. Under the terms of the collaboration agreement, we will supply larazotide for the purposes of the clinical study and EBRIS is responsible for conducting the Phase 2a trial inclusive of all associated clinical costs.

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

NM-102 Tight Junction Microbiome Modulator

NM-102, a small molecule peptide, is being developed as a potential microbiome modulator and undergoing an indication selection process. NM-102 is a long-acting, degradation-resistant peptide, believed to be gut-restricted, and presumed to prevent gut microbial metabolites and antigens from trafficking into systemic circulation. We recently announced a collaboration with Gustav Roussy, a leading cancer center in Villejuif, France, using NM-102. This collaboration adds to an initial 14-month preclinical research project initiated in March 2019, which focused on the relationship between intestinal microbiome composition and systemic responses to cancer treatments such as chemotherapy and immune checkpoint inhibitors. Preclinical testing and formulation development to support an IND are ongoing.

NM-136 Humanized Monoclonal Antibody

On July 19, 2021, we entered into and closed an asset purchase agreement (the “Lobesity Asset Purchase Agreement”) with Lobesity LLC (“Lobesity”), pursuant to which we acquired global development rights to a proprietary and highly specific humanized monoclonal antibody, now known as NM-136, that targets glucose-dependent insulinotropic polypeptide (“GIP”), as well as the related intellectual property (the "Lobesity Acquisition"). GIP is a hormone found in the upper small intestine that is released into circulation after food is ingested, and when found in high concentrations, can contribute to obesity and obesity-related disorders. NM-136 has been shown to prevent GIP from binding to its receptor, which in preclinical obesity models has been shown to significantly decrease weight and abdominal fat by reducing nutrient absorption from the intestine as well as nutrient storage without affecting appetite. We have completed antibody profiling and have manufactured pilot batches in support of IND-enabling studies.

Corporate Development

2022 Convertible Note

On June 30, 2022, we entered into a securities purchase agreement (the “Purchase Agreement”) for the purchase of senior secured convertible notes with an institutional investor (the “Holder”). The principal amount of the initial note issued on July 15, 2022 and maturing July 1, 2025, is $22.1 million (the “2022 Convertible Note”), with an option for us to issue additional convertible notes to the Holder with principal amounts of up to an aggregate of $70.0 million, subject to certain limitations. The 2022 Convertible Note bears interest equal to the three-month benchmark rate plus 5% (with a floor of 6% and 18% upon default). The 2022 Convertible Note will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries. The 2022 Convertible Note also contains customary affirmative and negative covenants, including limitations on incurring additional indebtedness, the creation of additional liens on our assets, and entering into investments, as well as a subsequent financing requirement to raise at least $25.0 million by March 31, 2023, and a minimum liquidity requirement.

In November 2022, we amended and restated the 2022 Convertible Note (the “Amended 2022 Note”) to, among other things, reduce the minimum liquidity requirement from 110% of the outstanding principal amount to 80% of the outstanding principal amount. In accordance with the Amended 2022 Note, between November 2022 and June 2023, we will make a monthly amortization payment of $1.68 million, subject to certain increases, to be paid in shares of our common stock (unless we elect to pay in cash), subject to certain conditions, including the Equity Conditions (as defined in the 2022 Convertible Note). Such amortization payment may be optionally decreased by us, or if agreed to in writing by the Holder and the Company, increased. On the first day of each month on or after July 1, 2023, we will make an amortization payment equal to $882,000 in cash (unless we elect to pay in shares of common stock, subject to certain conditions, including the Equity Conditions). Such amortization payment may be optionally increased by us, if agreed to in writing by the Holder and the Company. The Amended 2022 Note also amended the definitions of the Conversion Floor Price, Subsequent Financing, Subsequent Financing Requirement and Required Reserve Amount. The Amended 2022 Note represents the same indebtedness represented by the original 2022 Convertible Note, and except as set forth herein, the material terms of the Amended 2022 Note are otherwise substantially similar to the 2022 Convertible Note.

The Amended 2022 Note is optionally convertible by us or the Holder, subject to certain limitations. The Holder can elect to convert at the Holder’s conversion rate of $7.06. If there is an event of default under the Amended 2022 Note, the Holder may accelerate our obligations and redeem the note at a premium which ranges from 5% to 15% depending on the type of default (as defined in the 2022 Convertible Note). There were no events of default during the three and nine months ended September 30, 2022.

Lobesity Acquisition

On July 19, 2021, we completed Lobesity Asset Purchase Agreement with Lobesity, pursuant to which we acquired global development rights to a proprietary and highly specific humanized monoclonal antibody, NM-136, that targets GIP, as well as the related intellectual property. We paid a combination of cash and equity consideration in the form of a $5 million upfront payment, as 40% cash and 60% equity (consisting of 120,861 shares of unregistered common stock priced at our 3-day volume weighted-price immediately prior to the closing), plus the right to contingent payments including certain potential worldwide regulatory and clinical milestone payments totaling $45.5 million for a single indication (with the total amount payable, if multiple indications are developed, not to exceed $58.0 million), global sales-related milestone payments totaling up to $50.0 million, and, subject to certain adjustments, a mid-single digit royalty on worldwide net sales.

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

As of September 30, 2022, we had an accumulated deficit of $200.7 million. We incurred net losses of $9.4 million and $13.5 million during the three months ended September 30, 2022 and 2021, respectively, and $31.8 million and $27.2 million during the nine months ended September 30, 2022 and 2021, respectively. We expect to continue to incur significant expenses and continue increasing our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth the key components of our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$6,298,501	$6,049,444	$249,057	4%
Acquired in-process research and development	—	5,103,753	(5,103,753)	(100)%
General and administrative	2,417,484	2,386,461	31,023	1%
Total operating expenses	8,715,985	13,539,658	(4,823,673)	(36)%

Loss from operations	(8,715,985)	(13,539,658)	4,823,673	(36)%
Total other income (expense), net	(638,686)	(573)	(638,113)	111,364%
Net loss	$(9,354,671)	$(13,540,231)	$4,185,560	(31)%

Research and Development Expense

Research and development expense for the three months ended September 30, 2022, increased approximately $0.2 million, or 4%, as compared to the three months ended September 30, 2021. The increase was driven primarily by an increase of approximately $2.9 million for completion of our Phase 2 clinical trial in SBS and preparation for the launch of the Phase 3 trial in SBS. In addition, personnel costs and benefits for our research and development personnel increased by approximately $0.2 million, and non-cash stock compensation expense increased by approximately $0.1 million. These increases were offset by a decrease of approximately $1.8 million associated with the discontinuation of our Phase 3 clinical trial of larazotide for celiac disease, which resulted in a write-off of approximately $0.4 million for certain costs negotiated with the clinical sites. In addition, development costs for NM-102 decreased by approximately $0.4 million, milestone and license fees decreased by $0.5 million and research and development costs of our other pre-clinical product candidates decreased by approximately $0.2 million.

	Three Months Ended September 30,
	2022	2021
Research and development expenses:
NM-001 Celiac Disease	$(12,129)	$1,790,305
NM-002 Short Bowel Syndrome	4,911,476	2,024,290
NM-102 Orphan Indication	150,857	576,533
NM-136 Obesity Disorder	41,928	—
Milestone & license fees	—	500,000
Other research and development expenses	1,206,369	1,158,316
Total research and development expenses	$6,298,501	$6,049,444

Acquired In-process Research and Development

Acquired in-process research and development expense for the three months ended September 30, 2021 represents expenses associated with the Lobesity Acquisition that closed in July 2021. Approximately $2.6 million represents non-cash acquired in research and development expense paid in equity ownership. There was no acquired in-process research and development expense during the three months ended September 30, 2022.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2022, increased by less than $0.1 million, or 1%, as compared to the three months ended September 30, 2021. The change is primarily due to an increase of approximately $0.2 million in personnel costs and benefits for our general and administrative personnel. In addition, non-cash stock compensation expense increased by approximately $0.1 million for our general and administrative personnel. These increases were offset by a decrease in general corporate costs of approximately $0.2 million and costs associated with operating as a public company of $0.1 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2022, changed by approximately $0.6 million as compared to the three months ended September 30, 2021. The change in other income (expense), net is primarily due to the increase in interest expense associated with the 2022 Convertible Note of approximately $0.8 million. This increase in expense was offset by an increase in interest income of approximately $0.1 million and gain on fair value of derivative liability of $0.1 million.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth the key components of our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$22,213,456	$14,947,036	$7,266,420	49%
Acquired in-process research and development	—	5,103,753	(5,103,753)	(100)%
General and administrative	9,062,199	7,146,432	1,915,767	27%
Total operating expenses	31,275,655	27,197,221	4,078,434	15%

Loss from operations	(31,275,655)	(27,197,221)	(4,078,434)	15%
Total other income (expense), net	(560,857)	(27,199)	(533,658)	1,962%

Net loss	$(31,836,512)	$(27,224,420)	$(4,612,092)	17%

Research and Development Expense

Research and development expense for the nine months ended September 30, 2022 increased approximately $7.3 million, or 49%, as compared to the nine months ended September 30, 2021. The increase is primarily driven by an increase of approximately $7.3 million for the completion of our Phase 2 clinical trial in SBS and preparation for the launch of the Phase 3 trial in SBS. In addition, development costs for NM-136 increased by approximately $2.4 million. Personnel costs associated with our research and development personnel increased by approximately $0.8 million and non-cash stock compensation expense increased by approximately $0.1 million. These increases were offset by decreases of approximately $2.6 million due to discontinuation of our Phase 3 clinical trial in celiac disease, $0.2 million in development costs for NM-102 and $0.5 million in research and development costs of our preclinical product candidates.

	Nine Months Ended September 30,
	2022	2021
Research and development expenses:
NM-001 Celiac Disease	$2,646,817	$5,294,781
NM-002 Short Bowel Syndrome	11,955,067	4,614,277
NM-102 Orphan Indication	1,252,158	1,424,775
NM-136 Obesity Disorder	2,402,057	—
Milestone & license fees	500,000	500,000
Other research and development expenses	3,457,357	3,113,203
Total research and development expenses	$22,213,456	$14,947,036

Acquired In-process Research and Development Expense

Acquired in-process research and development expense for the nine months ended September 30, 2021 represents expenses associated with the Lobesity Acquisition that closed in July 2021. Approximately $2.6 million represents non-cash acquired in-process research and development expense paid in equity ownership. There was no acquired in-process research expense during the nine months ended September 30, 2022.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2022 increased by approximately $1.9 million, or 27%, as compared to the nine months ended September 30, 2021. The increase is primarily due to an increase in non-cash stock compensation expense of approximately $1.3 million which is primarily related to option modification expense associated with the accelerated vesting of options for certain former employees, board members and consultants. In addition, professional and legal fees increased by approximately $0.4 million and personnel costs and benefits of our general and administrative employees increased by approximately $0.4 million. These increases were offset by a decrease of approximately $0.2 million in costs associated with being a public company.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2022, changed by approximately $0.5 million as compared to the nine months ended September 30, 2021. The change in other income (expense), net is primarily due to the increase in interest expense of approximately $0.8 million associated with the 2022 Convertible Note. This increase in expense was offset by an increase in interest income of approximately $0.2 million and gain on fair value of the derivative liability of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had cash and cash equivalents of approximately $39.4 million (of which $23.5 million is restricted), compared to approximately $47.0 million as of December 31, 2021. The decrease in cash and cash equivalents was primarily due to expenditures for business operations, research and development and clinical trial costs, including completion of our Phase 2 trial in SBS, preparation for the launch of the Phase 3 trial in SBS and close out fees associated with discontinuation of our Phase 3 clinical trial in celiac disease. In July 2022, we received net proceeds of $19.9 million from the issuance of the 2022 Convertible Note, subject to a subsequent financing requirement to raise at least $25.0 million by March 31, 2023, and a minimum liquidity requirement. The 2022 Convertible Note was amended in November 2022, to among other things, reduce the minimum liquidity requirement from 110% of the outstanding principal amount to 80% of the outstanding principal amount, which releases approximately $6.3 million from restricted cash upon the effective date of the Amended 2022 Note. The 2022 Convertible Note and Amended 2022 Note are further described in Note 5—Debt and Note 10—Subsequent Events, respectively.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(27,504,607)	$(21,507,608)
Investing activities	(2,842)	(2,428,013)
Financing activities	19,911,706	39,692,818
Net (decrease) increase in cash and cash equivalents and restricted cash	$(7,595,743)	$15,757,197

Operating Activities

For the nine months ended September 30, 2022, our net cash used in operating activities of approximately $27.5 million primarily consisted of a net loss of $31.8 million and gain on fair value of the derivative liability of $0.1 million, offset by the adjustment for non-cash share-based compensation of approximately $3.2 million, non-cash payment of milestone fees of $0.5 million, non-cash amortization of debt discount of approximately $0.5 million and the net change in operating assets and liabilities of approximately $0.2 million.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 represents the purchase of property and equipment of approximately $3,000. Net cash used in investing activities for the nine months ended September 30, 2021 represents the purchase of acquired in-process research and development of approximately $2.5 million and the purchase of property and equipment of approximately $10,000. These cash outflows were offset by the maturity of our restricted investment of $75,000.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities consisted of gross proceeds from the issuance of the 2022 Convertible Note of $21.0 million offset by debt issuance costs of approximately $1.1 million. For the nine months ended September 30, 2021, net cash provided by financing activities of approximately $39.7 million primarily consisted of gross proceeds of approximately $34.5 million from the April 2021 Offering, proceeds of approximately $7.9 million from the exercise of warrants and proceeds of approximately $0.2 million from the exercise of stock options. These cash proceeds were offset by an outflow of approximately $2.9 million in stock issuance costs and $0.1 million in repayments of debt.

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

In October 2022, we entered into a lease agreement for office space that will be our headquarters in 2023 (the “2023 Lease”). The initial term of the lease is expected to commence in April 2023 for a term of 126 months. The 2023 Lease provides for rent abatement for the first six months and beginning on the seventh month, the base rent payments are approximately $24,000 per month. The 2023 Lease may be extended for a period of five years, at the option of the Company.

Periodically, we enter into separation and general release agreements with former executives that include separation benefits consistent with the former executive’s employment agreements. There was no severance expense incurred during the three and nine months ended September 30, 2022 and 2021. Severance payments are made in equal installments over 12 months from the date of separation. The accrued severance obligation in respect of former executives is approximately $0.1 million as of September 30, 2022.

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. In general, the amount and timing of sub-license fees and the achievement and timing of development and commercialization milestones are not probable and estimable, and as such, these commitments have not been included on the accompanying condensed consolidated balance sheets. We incurred approximately $0.5 million in development milestone fees during the nine months ended September 30, 2022. There were no development milestone fees incurred during the three months ended September 30, 2022 or the three and nine months ended September 30, 2021.

We also enter into agreements in the normal course of business with contract research organizations and other third parties with respect to services for clinical trials, clinical supply manufacturing and other operating purposes that are generally terminable by us with thirty to ninety days advance notice.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting described below. Notwithstanding this material weakness described below, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Management identified a material weakness in internal control over financial reporting in connection with the review of our unaudited condensed consolidated financial statements for the three months ended September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is a result of certain control deficiencies related to the precision of our review over the initial valuation and subsequent remeasurement of the non-cash embedded derivative liability recognized as a part of the convertible debt financing in July 2022. We plan to remediate this material weakness by enhancing our system of internal controls, including those involving the third-party valuation specialist. Although we are committed to continuing to improve our internal control processes and intend to remediate our material weakness, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2022, there were no material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 3, 2022, we had $21.0 million of outstanding indebtedness under the 2022 Convertible Note. Pursuant to the Purchase Argument, we can incur up to an aggregate of $70.0 million by issuing additional convertible notes, subject to certain limitations. The terms of any additional convertible notes issued under the Purchase Agreement will be substantially the same as those under the initial 2022 Convertible Note. The interest rate is variable and the per share conversion rate is subject to a weighted average anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of our common stock, other than certain excepted issuances, at a price below the conversion price then in effect. We may pay interest and repay principal, at our discretion, in shares of our common stock.

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

Our obligations under the 2022 Convertible Note, and any additional convertible notes, and the related transaction documents, are secured by a security interest in substantially all of our assets. As a result, if we default on our obligations under the 2022 Convertible Note, or any additional convertible notes, the collateral agent on behalf of the Holder could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and investors may lose all or part of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously reported in a Current Report on Form 8-K filed on June 30, 2022 (the “Original Note Form 8-K”), we issued a senior secured convertible note (the “Original Note”) to an institutional investor (the “Holder”) on July 15, 2022, with a principal amount of $21 million, pursuant to a Securities Purchase Agreement dated June 30, 2022 (the “Securities Purchase Agreement”). On November 7, 2022, we and the Holder agreed to amend and restate the Original Note (the “Amended and Restated Note”) in order to, among other things, reduce the minimum liquidity requirement from 110% of the outstanding principal amount to 80% of the outstanding principal amount. Additionally, the Amended and Restated Note removed the provisions related to accelerated principal payments and instead established scheduled amortization payments beginning in November 2022. On the first day of each month until June 1, 2023, we will make an amortization payment equal to $1.68 million, subject to certain increases, to be paid in shares of our common stock, par value $0.0001 per share (unless we elect to pay in cash), to the Holder, subject to certain conditions, including the Equity Conditions (as defined in the Original Note Form 8-K). Such amortization payment may be optionally decreased by us or, if agreed to in writing by the Holder and us, increased. On the first day of each month on or after July 1, 2023, we will make an amortization payment equal to $882,000 in cash (unless we elect to pay in shares of common stock, subject to certain conditions, including the Equity Conditions) to the Holder. Such amortization payment may be optionally increased by us, if agreed to in writing by the Holder and us. The Amended and Restated Note also includes a provision allowing us, following January 11, 2023, to elect to convert all or a portion of the then-outstanding principal amount of the Amended and Restated Note, provided that we meet the Equity Conditions and our common stock has traded above a minimum amount for the 20 trading days prior to the forced conversion. The Amended and Restated Note also amends the definitions of Conversion Floor Price, Subsequent Financing Requirement and Required Reserve Amount.

The Amended and Restated Note represents the same indebtedness represented by the Original Note, and except as set forth herein, the material terms of the Amended and Restated Note are otherwise substantially similar to the Original Note, which terms are described in the Original Note Form 8-K. Additionally, we and the Holder have also agreed to amend the Securities Purchase Agreement to replace the form of note in the Securities Purchase Agreement with a form of note substantially similar to the Amended and Restated Note which we may use to issue, at our option, additional notes to the Holder with principal amounts of up to an aggregate of $70 million, subject to certain limitations.

The Amended and Restated Note and underlying shares of common stock have not been registered for primary issuance under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We are relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Regulation D, and similar exemptions under applicable state laws.

The description of the Amended and Restated Note above is not complete and we refer you to the copy of the form of Amended and Restated Note, filed herewith as Exhibit 10.1.

The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any of our securities and is made only as required under applicable rules for filing reports with the U.S. Securities and Exchange Commission.

Item 6. Exhibits.

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	EXHIBIT	FILING DATE
3.1	Amended and Restated Certificate of Incorporation of 9 Meters Biopharma, Inc., as amended.	X
10.1	Form of Amended and Restated Senior Secured Convertible Note.	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

9 METERS BIOPHARMA, INC.
a Delaware corporation

Date:	November 8, 2022	By:	/s/ Bethany Sensenig
Bethany Sensenig
Chief Financial Officer (Principal Financial and Principal Accounting Officer)