Form 10-K
period 2022-12-31
9 METERS BIOPHARMA, INC.
filed 2023-03-28
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

4509 Creedmoor Road, Suite 201
Raleigh, North Carolina 27612
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.              ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $67.2 million (based on the last reported closing sale price on the Nasdaq Capital Market on that date of $5.22 per share, as adjusted to reflect the 1-for-20 reverse stock split effected on October 17, 2022).

As of March 24, 2023, the registrant had 14,336,356 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Capital Requirements and Financial Condition
•We have a limited operating history and have incurred significant losses since inception and expect that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.
•Our auditor has expressed substantial doubt about our ability to continue as a going concern.
•We continue to evaluate financing, business development and strategic alternatives to provide the resources necessary to complete our product development and maximize stockholder value. However, any transactions that we pursue and complete might not deliver the anticipated benefits or enhance stockholder value.
•We will require substantial additional financing for further development of our product candidates.

Risks Related to Our Business Strategy and Operations
•We are substantially dependent upon the clinical, regulatory and commercial success of our lead product candidate, vurolenatide.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome.
•Failure to develop and maintain adequate financial controls could cause us to have material weaknesses, which could adversely affect our operations and financial position.
•If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop and commercialize our product candidates.
•Our reduction in force undertaken to extend our cash runway and focus our resources on our prioritized research and development programs might not achieve our intended outcome.
•A breakdown or breach of our information technology systems or data security could subject us to liability, cybersecurity risks, or interrupt the operation of our business.
•We currently rely significantly on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs.
•The COVID-19 pandemic previously had an adverse impact on our business operations and clinical trials and could in the future, directly or indirectly, materially and adversely affect our business and operations.
•We do not have, and do not have plans to establish, manufacturing facilities.
•We currently have limited marketing capabilities and no sales organization.
•Our product candidates may cause undesirable side effects or adverse events, or have other properties that could delay or prevent their clinical development, regulatory approval or commercialization.

Risks Related to Drug Development and Commercialization
•We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
•Delays in clinical studies of our product candidates could increase overall development costs and jeopardize our ability to obtain regulatory approval and successfully commercialize any approved products.
•We may experience difficulties in the enrollment of patients in our clinical trials, which may delay or prevent us from obtaining regulatory approval.
•Interim, “top-line” and preliminary data from our clinical trials that we may announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data
•There is significant uncertainty regarding the regulatory approval process for any investigational new drug, and substantial further testing and validation of our product candidates and related manufacturing processes may be required.
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
•There are risks associated with our outstanding 2022 Convertible Note and any additional convertible notes issuable under the Purchase Agreement that could adversely affect our business and financial condition.
•Future sales and issuances of shares of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and 2022 Convertible Note, could result in additional dilution of our stockholders and could cause our stock price to fall.
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
•Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

PART I
Item 1. Business.

Overview
9 Meters is a clinical-stage company pioneering novel treatments for people with rare digestive diseases, gastrointestinal (“GI”) conditions with unmet needs, and debilitating disorders in which the biology of the gut is a contributing factor. Our pipeline includes vurolenatide, a proprietary Phase 3 long-acting glucagon-like-peptide 1 (“GLP-1”) agonist for short bowel syndrome (“SBS”) and a robust pipeline of early-stage candidates for undisclosed rare diseases and/or unmet needs.

Our current product development pipeline is described in the table below:

Figure 1: Current product development pipeline

Corporate Strategy

Our goal is to become a leading biopharmaceutical company focused on rare or debilitating digestive diseases with the potential to transform current treatment paradigms for patients and address unmet medical needs. The critical components of our strategy are as follows:
•Advance the development of vurolenatide for the treatment of SBS. We announced positive results from our multi-center, double-blind, double-dummy, placebo-controlled randomized Phase 2 trial in SBS in the third quarter of 2022. Our Phase 3 study is a randomized, double-blind, placebo-controlled, multicenter study evaluating the efficacy, safety and tolerability of vurolenatide 50 mg administered subcutaneously every two weeks for 24 weeks in adults with SBS.
•Advance preclinical development of NM-136 to support an investigational new drug application (“IND”) in 2023 for the treatment of obesity disorders. NM-136 is a long-acting, highly specific, humanized anti-GIP monoclonal antibody. We plan to file an IND in the second half of 2023.
•Advance our early-stage drug product candidates for undisclosed rare and unmet needs. IND-enabling activities for NM-102, our proprietary tight-junction microbiome regulator, are ongoing. NM-003, our long-acting GLP-2 agonist, is currently undergoing a preclinical proof-of-concept study.

•Acquire targeted clinical compounds for rare or debilitating digestive diseases with unmet needs. We continually evaluate in-licensing opportunities and may acquire targeted clinical compounds for rare or debilitating digestive diseases.
•Pursue a capital-efficient commercialization strategy. For products with rare and/or orphan patient populations, our plan is to build an infrastructure to commercialize our drug products within the U.S. Drawing upon our expertise in both rare and digestive diseases, we aim to build a specialized yet efficient infrastructure that will support the entire commercialization continuum, including stakeholder education, treatment decision and initiation, and product access throughout the patient journey. In addition, we plan to seek partners to commercialize our drug products outside of the U.S. For large addressable markets, we plan to seek global partners with an established presence and history of successful commercialization.
•Leverage, protect and enhance our intellectual property portfolio and secure patents for additional indications. We intend to expand our intellectual property, grounded in securing composition of matter patents and method of use patents for new indications. We plan to develop new formulations for our current product candidates for other indications and improve performance of existing product candidates. We plan to enhance the intellectual property portfolio further through learnings from ongoing clinical trials and manufacturing processes.
•Outsource capital-intensive operations. We plan to continue to outsource capital-intensive operations, including most clinical development and all manufacturing operations of our product candidates, and to facilitate the rapid development of our pipeline by using high quality specialist vendors and consultants in a capital efficient manner.

Vurolenatide for the Treatment of Short Bowel Syndrome

Short Bowel Syndrome Background

SBS is a debilitating orphan disease of impaired nutrient and fluid absorption resulting from massive resection of the small intestine due to recurrent Crohn’s disease, vascular events, trauma, malignancy, and complications from abdominal surgery. Such resections hinder absorption of water, vitamins, protein, fat, calories and other nutrients from food, resulting in diarrhea, dehydration and malnutrition. In addition, some patients depend on Parenteral Support (“PS”), which is the intravenous delivery of nutrition and fluids through a central line catheter. PS support is costly, burdensome, and associated with a myriad of complications. (Jeppesen 2014). A review of literature found that the mortality rate of adult patients with SBS ranges from 15-47% depending on age and length of parenteral nutrition (Schalamon 2003). Furthermore, a study that we commissioned found that SBS patients have a diminished quality of life due to urgent and frequent bowel movements at all times of the day, chronic diarrhea, weakness, exhaustion from dehydration, poor sleep quality, and mental anguish due to the impact of symptoms on their ability to live a normal life.

Figure 2: Short bowel syndrome anatomy

Teduglutide is a treatment that is approved for patients with SBS. Marketed as Gattex® in the United States and Revestive® in Europe, it is approved for the treatment of SBS patients one year and older who are dependent on PS. Teduglutide is an analog of glucagon-like peptide-2 (“GLP-2”), a hormone secreted postprandially by L-cells in sections of the bowel that are frequently removed in patients with SBS. GLP-2 is involved in regulating normal nutrient and energy absorption in the intestine. While teduglutide has demonstrated clinical benefits, it requires daily injections and a multi-step reconstitution process. In addition, teduglutide’s patient population is constrained to patients who are on PS at least 3 times per week and excludes PS patients with GI malignancies. Furthermore, a review of teduglutide U.S. insurance claims across a 24-month period revealed a significant decline in persistency; 25% of patients discontinued therapy by month three, 38% discontinued by month six, 52% discontinued by month twelve and 66% by month twenty-four. (VectivBio Corporate Presentation).

Market Opportunity for SBS

The true incidence and prevalence of SBS are unknown because no reliable patient database exists. However, review of epidemiology from several sources indicates that there are an estimated up to 20,000 SBS patients in the U.S. with similar prevalence in Europe. Furthermore, we believe that there is a significant patient opportunity in the Asia-Pacific region, the Middle East, and Latin America (Jeppesen 2014, Global Data, Mirador Global, Charles River Associates, European Medicines Agency).

Despite the limitations of teduglutide, Takeda projects peak global sales to reach $700 to $800 million (Takeda Wave 1 Pipeline Report, December 2020). We believe that the SBS patient population utilizing teduglutide is a fraction of the total addressable SBS patient population since it is limited to patients who are on PS at least 3 times per week. Claims analysis and market research that we have conducted have shown that most patients do not remain on a steady level of PS throughout their SBS journey, and in fact, 50-65% of patients may not be on PS at all at any given point in time (Mirador Global, Bionest Strategies). Accordingly, we believe that there is additional addressable global market opportunity for alternative therapeutic options that offer potential for improved dosing and administration, a faster onset of action, and an improved safety and tolerability profile, regardless of the level of PS.

Figure 3: Target Product Profile

Vurolenatide is a long-acting GLP-1 receptor agonist that combines exenatide with a proprietary extended half-life technology for treatment of SBS. The long-acting linker technology is designed specifically to address the gastric effects in SBS patients by slowing digestive transit time. Vurolenatide uses proprietary XTEN® technology to extend the half-life of exenatide, potentially allowing for every other week dosing (“Q2W”), which could increase convenience for patients and caregivers.

Figure 4: Vurolenatide and XTEN technology

Phase 1b/2a Study of Vurolenatide

Vurolenatide has demonstrated efficacy and an extended half-life up to 30 days in a 70-patient clinical study and has received Orphan Drug Designation by the U.S. Food and Drug Administration, (the “FDA”). We completed our Phase 1b/2a study in adult patients suffering from SBS in December 2020, with the goal of demonstrating safety and tolerability.

On December 7, 2020, we announced positive topline results from our ongoing Phase 1b/2a clinical trial for vurolenatide in SBS. The study met its primary objective, as vurolenatide was shown to be safe and well tolerated. In addition, vurolenatide demonstrated a clinically relevant improvement in total stool output (“TSO”) volume within 48 hours of first dose.

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

Vurolenatide was generally safe and well tolerated: 17 treatment-emergent adverse events (“TEAEs”) were observed in nine patients, 15 of which were mild, transient and self-limited without further intervention. The majority of TEAEs were GI-related (nausea and vomiting).

Importantly, eight of the nine patients experienced meaningful declines in TSO following each dose, relative to a baseline output. The rapid onset of clinical improvements in stool volumes, as observed in all nine patients having substantial reductions in stool output within 48 hours of the first dose, shows the potential for vurolenatide to address the primary problem of chronic malabsorptive diarrhea in SBS patients. Additionally, four of seven patients showed reductions in bowel movement frequency after one dose, and five of six evaluable patients showed reductions in bowel movement frequency after the second dose. Furthermore, of the five patients on PS in the study, two patients showed reduction in PS after each dose. Results of the short form health survey quality of life instrument show directional improvement in multiple elements of health status over the course of the study. The short form health survey, or SF-36, is a set of generic, coherent and easily administered quality-of-life measures. These measures rely upon patient self-reporting and are now widely utilized by managed care organizations and by Medicare for routine monitoring and assessment of care outcomes in adult patients.

Phase 2 Study of Vurolenatide

Following FDA communication in the first quarter of 2021, we initiated a Phase 2 study, VIBRANT (VurolenatIde for short Bowel syndrome Regardless of pArenteral support requiremeNT), of vurolenatide for the treatment of SBS in the second quarter of 2021 with adult patients using TSO as the primary efficacy outcome measure with PS as a secondary endpoint. This trial was a multi-center, double-blind, double-dummy, randomized, placebo-controlled trial.

On September 26, 2022, we announced the results from our Phase 2 study of vurolenatide in SBS. The trial included four parallel treatment arms: vurolenatide 50 mg Q2W, vurolenatide 50 mg every week, vurolenatide 100 mg Q2W, and placebo. The primary efficacy endpoint for the study was change from baseline in mean 24-hour TSO volume over the six-week post-randomization observation period.

The randomization block for the first 11 patients across the four arms resulted in three patients in each vurolenatide arm and two patients in the placebo arm. The mean 24-hour TSO decrease for the vurolenatide 50 mg Q2W treatment arm was 30% versus an increase of 32% in the placebo arm, for a relative reduction compared to placebo of 62%. This group showed a rapid (at one week) and sustained TSO reduction over the six-week post-randomization period. Importantly, TSO reduction from baseline was observed in 16 of the 18 weeks of the observation period in the 50 mg Q2W treatment group. These results, coupled with the most favorable adverse event and optimal pharmacokinetic profile, contributed to our decision to move this dose regimen forward into a pivotal clinical development program.

In patients treated with vurolenatide 50 mg every week, there was a mean TSO decrease of 8%, for a relative reduction compared to placebo of 40%. In patients treated with vurolenatide 100 mg Q2W, there was a mean TSO increase of 16%, for a relative reduction compared to placebo of 16%.

The study allowed the inclusion of SBS patients both requiring and not requiring PS. Five of the eleven patients in the study were receiving PS prior to entering the study and all five were randomly assigned to treatment with vurolenatide. Change from baseline in parenteral support volume, an important secondary endpoint, was also evaluated over the six-week observation period. There was a mean decrease of 17% in the parenteral support volume of these five patients by week two which was sustained throughout the six-week observation period. Of the five patients, two remained stable and three demonstrated a mean decrease in PS of 28%.

Among the 12 patients in the safety population, vurolenatide was generally well tolerated with mild to moderate and transient side effects, the most common of which were nausea and vomiting. One patient terminated early in the vurolenatide 100 mg Q2W arm due to nausea and vomiting. Importantly, there were no serious adverse events related to vurolenatide. Two serious adverse events were reported but deemed to be unrelated to study drug. Both were central catheter infections, which are common in patients with a central line.

Figure 5: Phase 2 summary of results

Phase 3 Study Design

Based upon the results of the VIBRANT trial, we selected a dose and confirmed the design for the Phase 3 trial. The Phase 3 study, called VIBRANT 2, is a randomized, double-blind, placebo-controlled, multicenter study evaluating the efficacy, safety, and tolerability of vurolenatide 50 mg administered subcutaneously every two weeks for 24 weeks in adults with SBS. This international clinical study is designed to enroll approximately 120 patients with SBS with up to 50 clinical investigative sites in North America and Europe. The study population will include both SBS patients who meet the current PS dependence definition (PS required three or more times per week) and SBS patients who do not meet this PS requirement (PS required fewer than three times per week). The study design incorporates input received from the FDA, which was updated in March 2023 based on clarifying comments from the FDA in regard to certain aspects of the design.

Patients with SBS suffer from severe malabsorption due to the lack of sufficient intestinal surface which results directly in severe and often debilitating fluid and nutritional losses in the form of chronic, recurrent diarrhea. This study will not only assess the degree to which vurolenatide can reduce weekly PS volume requirements, but it will also, for the first time in a large ambulatory study, assess the impact of vurolenatide on malabsorptive diarrhea as measured directly by TSO volume.

To maximize the potential for vurolenatide to provide clinical benefit to the entire SBS population regardless of PS requirement, VIBRANT 2 incorporates two primary efficacy endpoints: 1) absolute change from baseline in weekly PS volume which was the established primary efficacy outcome measure to support the approval of the GLP-2 agonist Gattex® (teduglutide) for treatment of SBS patients with a PS dependence; and 2) absolute change from baseline in mean TSO volume, which assesses TSO volume over the entire treatment period and incorporates specific FDA recommendations around the inclusion of nutrition and hydration parameters to help establish the clinical relevance of this novel endpoint.

Reduction in PS and TSO are both important clinical signs indicative of patients’ ability to absorb nutrients and fluids. It is planned that success on either primary efficacy endpoint can be the basis for a potential future NDA submission for vurolenatide. In addition, an interim analysis is planned when 50% of patients reach week 24. All patients who complete our VIBRANT 2 Phase 3 double-blind treatment period will be eligible to enter an open-label extension study with the objective of assessing the long-term safety of vurolenatide for up to 12 months.

U.S. Institutional Review Board (“IRB”) approval has been secured and several key features have been incorporated that we believe will optimize the ability to enroll the study, including utilizing a clinical research organization (“CRO”) with specific experience executing late-stage clinical studies in SBS; securing up to 50 clinical study sites globally; and giving investigators the ability to enroll all SBS patients, regardless of PS status.

Figure 6: Phase 3 study design

Product Candidates Being Evaluated for Development

NM-136 Anti-GIP Humanized Monoclonal Antibody

NM-136 targets glucose-dependent insulinotropic polypeptide (“GIP”), a hormone found in the upper small intestine that is released into circulation after food is ingested, and when found in high concentrations, can contribute to obesity and obesity-related disorders. NM-136, an anti-GIP humanized monoclonal antibody, has been shown to prevent GIP from binding to its receptor, which in a preclinical obesity model showed a significant decrease in weight and abdominal fat by reducing nutrient absorption from the intestine as well as nutrient storage without affecting appetite. We are continuing the manufacturing and IND-enabling studies of NM-136 and intend to initiate a clinical proof-of-concept study for obesity later this year.

Obesity is a global epidemic among 650 million people worldwide, with more than 30% of the population in the U.S. affected and up to 30% of the population in Europe affected (Novo Nordisk Capital Markets Day, March 2022). Obesity is implicated in many diseases, including diabetes, cardiovascular disease, autoimmune disease, respiratory disease, depression, infertility, and cancer. The World Health Organization predicts that 30% of global deaths in 2030 will be initiated by a lifestyle disease (Safaei, M. Et al). According to Morgan Stanley, the global obesity market will reach $54 billion by 2030, with nearly one-quarter of obese patients under active management by that time. Key drivers of the emerging obesity market include an increased focus on obesity as the upstream cause of disease, the success of recently launched “diabesity”

treatments, increased patient and physician engagement regarding the disease, and increased payer engagement following guidelines updates and the potential passage of the Treat and Reduce Obesity Act, which will include coverage of Medicare screening and treatment of obesity by 2025.

The obesity market can be characterized by five main therapeutic approaches: i) GLP-1, GLP-1/GIP agonists; ii) GLP-1R/GCGR dual agonists, GLP-1R/GIP/GCGR tri-agonists; iii) long-acting amylin analogues, iv) oral GLP-1 approaches; and v) long-acting GIPR antibodies. Of note, in December 2022, Amgen released data from their Phase 1 trial of AMG-133, a long-acting GIPR agonist, in patients with obesity and without other medical conditions. Data from the double-blind, placebo-controlled trial with single and multiple ascending dose cohorts demonstrated weight loss of 14.5% at day 85 following three monthly subcutaneous doses of AMG-133 420 mg with durable weight loss observed for 150 days after the final dose. Based on these findings, Amgen has initiated a Phase 2 dose ranging study of AMG-133 in obese patients with or without diabetes, with expected completion in the fourth quarter of 2024.

NM-102 Tight Junction Microbiome Modulator

NM-102, a small molecule peptide, is being developed as a potential microbiome modulator and is undergoing an indication selection process. NM-102 is a long-acting, degradation-resistant peptide, believed to be gut-restricted, and presumed to prevent antigens from trafficking into systemic circulation. On November 10, 2021, we entered into a collaboration with Gustave Roussy to investigate how tumors in preclinical models may affect intestinal integrity and in turn compromise the fitness of the host’s immune system and its capacity to respond to immune checkpoint inhibitors (“ICIs”).

On November 14, 2022, we announced the preliminary findings of the investigation. Specifically, the work tested the hypothesis that the therapeutic effect of ICIs, such as antibodies to CTLA-4 and PD-1, might be enhanced by preventing bacterial antigens, toxins, and certain metabolites in the gut from interacting with the host immune system utilizing NM-102. These studies showed that NM-102 was effective both when alone and when combined with ICIs in a transgenic mouse model of spontaneous aggressive skin melanoma. Furthermore, the combination of NM-102 with ICIs improved survival compared to ICIs alone. More recent data continues to show NM-102 in combination with ICIs improves overall survival in select mouse tumor models.

Furthermore, on March 2, 2022, we announced a collaboration with NYU Langone Health investigating the pre-clinical use of NM-102 for an undisclosed autoimmune condition with a large unmet need. We are currently progressing NM-102 through IND-enabling studies.

NM-003 Long-Acting GLP-2

NM-003 is a proprietary long-acting GLP-2 receptor agonist with improved serum half-life compared with short-acting versions, which we intend to progress through a clinical and regulatory pathway in an undisclosed orphan and rare GI indication. On December 9, 2020, we announced that the FDA has granted orphan drug designation to NM-003, for prevention of acute graft versus host disease. NM-003, also called teduglutide, is designed as a long-acting injectable GLP-2 receptor agonist that utilizes proprietary XTEN® technology to extend circulating half-life. NM-003 is currently undergoing an indication selection process.

Larazotide (Partnered)

Larazotide is an 8-amino acid peptide formulated into an orally administered capsule. The larazotide drug product is an enteric coated drug product formulated as enteric coated multiparticulate beads filled into hard gelatin capsules for oral delivery. The enteric coating is designed to allow the bead particles to bypass the stomach and release larazotide upon entry into the small intestine (duodenum). A mixed bead formulation is used to allow partial release of larazotide upon entry into the duodenum and to release the remaining larazotide approximately 30 minutes later.

Larazotide for the Treatment of Multi-system Inflammatory Syndrome (“MIS-C”)

We entered a collaboration with the European Biomedical Research Institute of Salerno, Italy (“EBRIS”) to study larazotide for the treatment of MIS-C. MIS-C is a rare and serious complication of COVID-19 with symptoms that resemble those of Kawasaki disease, potentially including persistent fever, gastrointestinal symptoms, myocardial dysfunction, and cardiogenic shock with ventricular dysfunction in the setting of multisystem inflammation. MIS-C occurs when SARS-CoV-2 superantigens move through the tight junctions between the gut epithelial cells into the bloodstream, leading to the hyperinflammatory immune response. We believe that larazotide’s mechanism of action as a tight junction regulator may prevent SARS-CoV-2 superantigens from entering the bloodstream. Following receipt of a Study May Proceed letter from the FDA under a filed Investigator IND, EBRIS initiated a Phase 2a study in MIS-C in the fourth quarter of 2021 to evaluate the use of larazotide in a group of children through a randomized placebo-controlled trial at MassGeneral Hospital for Children led by pediatric pulmonologist Lael Yonker, M.D.

Under the terms of the collaboration agreement, we will continue to supply larazotide for the ongoing clinical study. EBRIS will be responsible for the continued execution of the Phase 2a trial inclusive of all associated clinical costs.

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

Licensing Agreements

License Agreement with Amunix

In connection with the Naia Acquisition, we entered into two amended and restated license agreements with Amunix Pharmaceuticals, Inc. (“Amunix”), a Sanofi company, pursuant to which we received an exclusive, worldwide, royalty-bearing license, with rights of sublicense, to lead molecules exenatide (a GLP-1 receptor agonist) and GLP-2 analog fused to an XTEN amino acids sequence and other intellectual property referenced therein (the “Amunix Licenses”). Also in connection with the Naia Acquisition, we entered into an amended and restated license agreement with Cedars-Sinai Medical Center (“Cedars”), pursuant to which we licensed the rights to GLP-1 receptor agonist for the treatment of SBS (the “Cedars License” and together with the Amunix Licenses, the “Naia Licenses”). Collectively, the Naia Licenses are intended to support our development of a therapy to treat SBS, which we refer to as vurolenatide.

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

As consideration under the Amunix License for the GLP-1 receptor agonist rights, we agreed to pay Amunix certain royalty payments and (i) $70.4 million in milestone payments upon achievement of future development and sales milestones in the U.S. and major E.U. countries, (ii) $20.5 million in milestone payments upon achievement of future development and sales milestones in China and certain related territories, and (iii) $20.5 million in milestone payments upon achievement of future development and sales milestones in South Korea and certain other East Asian countries. As consideration under the Amunix License for GLP-2 rights, we agreed to pay Amunix certain royalty payments and $60.1 million in milestone payments upon achievement of future development and sales milestones in the U.S. and major EU countries.

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

The license agreement gives us the rights to (i) patent families owned by the University of Maryland, Baltimore (UMB) and licensed to Alba, (ii) certain patent families owned by Alba, and (iii) two patent families that are jointly owned by Alba and UMB. In connection with the Alba License, we also entered into a sublicense agreement with Alba under which Alba sublicensed the UMB patents to us (the “Alba Sublicense”).

As consideration for the Alba License, we agreed to pay (i) a one-time, non-refundable fee of $0.4 million at the time of execution and (ii) set payments totaling up to $151.5 million upon the achievement of certain milestones in connection with the development of the product, which future milestones include the acceptance and approval of a New Drug Application, the first commercial sale, and the achievement of certain net sales targets. The last milestone payment is due upon the achievement of annual net sales of larazotide in excess of $1.5 billion. Upon the first commercial sale of larazotide, the license becomes perpetual and irrevocable. The term of the Alba Sublicense, for which we paid a one-time, non-refundable fee of $0.1 million, extends until the earlier of (i) the termination of the Alba License, (ii) the termination of the underlying license agreement, or (iii) an assignment of the underlying license agreement to us. The patents subject to the Alba sublicense have since expired. During 2019, we paid Alba a milestone payment of $0.3 million for the dosing of the first patient in our Phase 3 clinical trial.

License Agreement with EBRIS

On August 6, 2021, we announced a collaboration with EBRIS to study larazotide for the treatment of MIS-C. In connection with this collaboration, we paid a milestone fee of $0.5 million upon IND approval for MIS-C. EBRIS initiated a Phase 2a study in MIS-C during the fourth quarter of 2021. The ongoing Phase 2a study is a randomized, double-blind, placebo-controlled study.

On April 11, 2022, we entered into an exclusive license agreement (the “EBRIS License Agreement”) with EBRIS pursuant to which we granted an exclusive license to EBRIS to study our product incorporating larazotide as its sole active pharmaceutical ingredient (the “Product”) for the treatment of MIS-C and, potentially, multisystem inflammatory syndrome in adults (“MIS-A”). In turn, we will have an option to exclusively license from EBRIS any new intellectual property resulting from such development for purposes of developing, manufacturing, or commercializing products incorporating larazotide or any analog or derivative thereof for the treatment of MIS-C or MIS-A (the “Option”).

Pursuant to the EBRIS License Agreement, the Company issued to EBRIS shares of common stock valued at $0.5 million and we will pay an additional $0.5 million in cash in connection with final database lock of the ongoing Phase II clinical trial for the treatment of MIS-C. Any time prior to the date three months following the completion of the development program contemplated by the EBRIS License Agreement and delivery of the results thereof to us, we may exercise the Option for an upfront fee of $1 million. In addition, if we exercise the Option, the EBRIS License Agreement contemplates certain contingent payments payable by us to EBRIS, including development milestone payments, sales-related milestone payments, and subject to certain adjustments, a low-single digit royalty on net sales in the United States of products incorporating larazotide or any analog or derivative thereof that (i) are covered by any patent rights licensed from EBRIS pursuant to the exercise of the Option, or whose regulatory approval for MIS-C or MIS-A relied on data generated by EBRIS, and (ii) sold pursuant to prescriptions for use in treating MIS-C or MIS-A. Of note, each payment is payable, at the option of the Company, in cash or unregistered shares of the Company’s common stock.

Manufacturing and Supply

We contract with third parties for the manufacturing of all of our product candidates, and for pre-clinical and clinical studies and intend to continue to do so in the future. We do not own or operate any manufacturing facilities and we have no plans to build any owned clinical or commercial-scale manufacturing capabilities. We believe that the use of contract manufacturing organizations (“CMOs”) eliminates the need to directly invest in manufacturing facilities, equipment and additional staff. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing experience overseeing CMOs.

As we further develop our molecules, we expect to consider secondary or back-up manufacturers for both active pharmaceutical ingredient and drug product manufacturing. To date, our third-party manufacturers have met the manufacturing requirements for our product candidates in a timely manner. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full-scale commercial demand but we have not assessed these capabilities beyond the supply of clinical materials to date. We currently engage CMOs on a ‘‘fee for services’’ basis based on our current development plans. We plan to identify CMOs and enter into longer-term contracts or commitments as we move our product candidates into Phase 3 clinical trials.

We believe alternate sources of manufacturing will be available to satisfy our clinical and future commercial requirements; however, we cannot guarantee that identifying and establishing alternative relationships with such sources will be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates. All of the vendors we use are required to conduct their operations under current Good Manufacturing Practices (“cGMP”), a regulatory standard for the manufacture of pharmaceuticals.

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

The competitive landscape in SBS is currently limited, which we believe is due to the previous regulatory precedent set by the approved agent teduglutide. To our knowledge, there are two therapies (glepaglutide and apraglutide) currently in Phase 3 trials. To our knowledge, there is no single agent approach dedicated to studying SBS patients using a GLP-1 agonist approach other than vurolenatide. A summary of the drugs in development for SBS is below:

Potential new approach to treating SBS

	Vurolenatide	Gattex® Teduglutide	Glepaglutide	Apraglutide
Company	9 Meters Biopharma	Takeda	Zealand Pharma	VectivBio
Class (analog)	GLP-1 agonist (slow GI transit)	GLP-2 analog (grow villus architecture)	GLP-2 analog (grow villus architecture)	GLP-2 analog (grow villus architecture)
Development Phase (U.S.)[1]	Phase 3	Approved	Phase 3	Phase 3
Target Population(s) Studied in Phase 3[1]	All patients with SBS	Parenteral support dependent patients with SBS	Parenteral support dependent patients with SBS	Parenteral support dependent patients with SBS
Dosing Frequency[1]	Every 2 weeks	Daily	Twice weekly	Once weekly
Parenteral Support Volume Reduction[1,2,3]	✓	✓	✓	✓
Total Stool Output Reduction[2]	✓	✓	✓	✓
Safety[3]	✓	REMS Program – Acceleration of neoplastic and polyp growth, intestinal obstruction, biliary and pancreatic disease		

1. Clinicaltrials.gov
2. Assessed as a primary efficacy endpoint in Phase 3 program
3. Gattex full prescribing information

Vurolenatide, glepaglutide, and apraglutide are currently in development and not approved for use

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

Government Regulation of Drugs

Before any of our drug product candidates may be marketed in the United States, they must be approved by the FDA. The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“cGLP”) regulations;

•submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an independent IRB or ethics committee for each clinical site before a clinical trial can begin;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended purpose;
•preparation of and submission to the FDA of an NDA after completion of all required clinical trials;
•a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•satisfactory completion of an FDA Advisory Committee review, if required by the FDA;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods, and controls are adequate to preserve the product’s continued safety, purity and potency, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices (“cGCPs”); and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually and when significant changes are made.

The testing and approval processes require substantial time, effort, and financial resources and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product candidates. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, or may require additional testing, information, and/or post-marketing testing and surveillance to monitor safety or efficacy of a product candidate.

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

Under the accelerated approval program, the FDA may approve an NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Fast Track designation and priority review do not change the standards for approval but may expedite the development or approval process.

Orphan Drug Status

Vurolenatide has received orphan drug designation by the FDA. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales of the drug in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Although there may be some increased communication opportunities, orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education, clinical research, and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Federal Trade Commission, the Department of Justice, the Centers for Medicare and Medicaid Services (“CMS”), the U.S. Department of Health and Human Services (“DHHS”) Office of Inspector General (“OIG”), and other division of DHHS, and state and local governments. Our promotional and scientific/educational programs and interactions with healthcare professionals must comply with the federal Anti-Kickback Statute, the civil False Claims Act, the Physician Self-Referral law (the “Stark Law”), physician payment transparency laws, privacy laws, security laws, anti-bribery and anti-corruption laws, and other federal and state laws similar to the foregoing.

Our business and our relationships with customers, physicians, and third-party payors are and will continue to be subject, directly and indirectly, to federal and state healthcare fraud and abuse laws and regulations. These laws also apply to the physicians and third-party payors who will play a primary role in the recommendation and prescription of our product candidates, if they become commercially available products. These laws may constrain the business or financial arrangements and relationships through which we might market, sell and distribute our products and will impact, among other things, any proposed sales, marketing and educational programs. There are also laws, regulations and requirements applicable to the award and performance of federal grants and contracts.

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

Restrictions under applicable federal and state healthcare related laws and regulations include but are not limited to the following:

•the federal Anti-Kickback Statute, which prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program;
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
•federal transparency laws, including the federal Physician Sunshine Act (“PSA”) created under Section 6002 of the Affordable Care Act and its implementing regulations. The PSA requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (“CMS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members; and
•analogous or similar state, federal, and foreign laws, regulations, and requirements—such as state anti-kickback and false claims laws—which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; laws, regulations, and requirements applicable to the award and performance of federal contracts and grants and state, federal and foreign laws that govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, contains several health care provisions, including Medicare drug price negotiation. The Drug Price Negotiation Program will require HHS to negotiate a price for a specific number of drugs each year (10 in 2026, 15 in 2027, 15 in 2028, 20 in 2029 and annually thereafter), with the negotiation process starting in 2023. Drugs will be selected by ranking total expenditures in Medicare B and D (although only D in 2026 and 2027). The drugs must be single-source and among the top 50 in expenditures for Parts B or D. Drugs are eligible if at least seven years (small molecule) or eleven years (biologic) have elapsed since approval. Orphan drugs that are designated for only one rare disease or condition are exempt, as are drugs with Part B/D spend of less than $200 million. As such, we do not believe that vurolenatide will be subject to price negotiation.

In addition to the foregoing health care laws, we are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to government officials or private-sector recipients for the purpose of obtaining or retaining business. We adopted an anti-corruption policy as a part of our Code of Business Conduct and Ethics in January 2021. The anti-corruption policy mandates compliance with the FCPA and similar anti-bribery laws applicable to our business throughout the world. However, we cannot assure you that such a policy, or the procedures implemented to enforce such a policy, will protect us from intentional, reckless or negligent acts committed by our employees, distributors, partners, collaborators, or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and could have a negative impact on our business, on the results of our operations, and on our reputation.

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

By way of example, the 2010 Patient Protection and Affordable Care Act (the “Affordable Care Act”) was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, promote quality improvement and evidence-based care, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms.

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

The prices of prescription drugs have been the subject of considerable discussion and debate in the United States and abroad. There have been several recent U.S. congressional inquiries into prescription drug pricing, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for products. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, and attain and maintain profitability of our product candidates, if approved.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug formularies and other healthcare programs. These measures could reduce the ultimate demand for our product candidates, if approved, and/or may constrain the prices that we are able to charge for such products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We collectively believe that pursuing an environmental, social and governance (“ESG”) agenda serves the interests of all of our stakeholders, which includes our stockholders. Our employees, partners, and investors expect us to honor our values and take action to promote a more equitable and sustainable world for future generations.

As we further build our organization behind our pipeline of innovative products to treat rare and unmet needs in digestive diseases, we intend to strive to understand the perspectives of the diverse clients and communities we will serve, and as such, we are intensifying our efforts to drive diversity and inclusion and a culture of belonging throughout our organization. We will strive to comply with all applicable environmental laws, regulations and policies concerning environmental protection in all our business activities and in the selection of partners we choose to work with. We are committed to strengthening our local community by contributing through volunteerism and will continue, as we have been doing, to provide donations to parties we believe will support our goal of improving patient health and well-being. We are also committed to good corporate governance. All of our employees, officers and directors must conduct themselves according to the language and spirit of our Code of Conduct, and our Board of Directors is dedicated to providing effective corporate oversight including through oversight committees such as the Nominating and Governance Committee and the Audit Committee. As our Company grows, we will continue to integrate policies and programs that further foster this effort.

Human Capital

We consider the intellectual capital of our employees to be an essential driver of our business. We currently have 10 full-time employees and also engage consultants to provide services to us, including clinical development, manufacturing support, regulatory support, business development, and general business operational support. We continually evaluate our business needs and strive to balance in-house and outsourced expertise and capacity. Currently, we outsource our drug product manufacturing to CMOs and will be using a CRO for our Phase 3 clinical trial of vurolenatide.

Diversity, Equity and Inclusion

At 9 Meters, we are committed to diversity, equity and inclusion across all aspects of our organization, including hiring, promotion and development practices. We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior.

We seek to build a diverse and inclusive workplace and have no tolerance for prejudice or racism. As of March 24, 2023, 35% of our employees self-reported as ethnically diverse individuals and 60% of our employees self-reported as female.

We are committed to ensuring our employees receive equal pay for equal work. We establish components and ranges of compensation based on market and benchmark data. We commission third-party independent consultants to objectively assess and measure our compensation and benefits relative to peer companies within our industry. Within this context, we strive to pay all employees equitably within a reasonable range, taking into consideration factors such as role, relevant experience, internal equity, job location, and individual, business unit, and company performance. In addition, we are committed to providing benefits designed to allow our diverse workforce to have reward opportunities that meet their varied needs so that they are inspired to perform their best on behalf of patients and stockholders each day. We regularly review our compensation practices and analyze the equity of compensation decisions, for individual employees and our workforce as a whole. If we identify employees with pay gaps, we receive and take action to attain fidelity between our stated philosophy and actions.

Strategic Evaluation and Cost Reduction Measures

We continue to evaluate potential financing, business development and strategic alternatives that might be available to us to maximize stockholder value, particularly given the Company’s current liquidity position. Potential strategic transactions may include equity or debt financings, mergers and acquisitions, licensing arrangements and partnerships, co-development agreements, a sale of our Company, a combination of these, or other strategic transactions. We currently have no commitments to engage in any specific strategic transactions and there can be no assurance that we will be able to complete additional financings, business development transactions or other strategic alternatives.

We have recently taken steps to reduce monthly operating expenses and conserve cash as we continue to explore strategic options. As described in Part II, Item 9B of this report, on March 23, 2023, our Board of Directors approved a reduction in force of 11 full-time employees (representing approximately 52% of our total workforce). We believe these changes will provide operating efficiencies for us to continue to support our product development programs as well as any potential partnerships, collaborations or other strategic relationships we may enter into. We will continue to look for additional opportunities to reduce costs.

Corporate Information

The Company was incorporated under the laws of North Carolina under the name “GI Therapeutics, Inc.” in 2012 and changed its name to “Innovate Biopharmaceuticals Inc.” when it converted to a Delaware corporation in 2014. In April 2020, the Company completed its merger with privately-held RDD Pharma, Ltd., an Israel corporation and changed its name from Innovate Biopharmaceuticals, Inc. to 9 Meters Biopharma, Inc. Our principal executive offices are located at 4509 Creedmoor Road, Suite 201, Raleigh, NC 27612 and our telephone number is (919) 275-1933. Our corporate website address is http://www.9meters.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the

SEC. The contents of our website are not incorporated into this Annual Report on Form 10-K and our reference to the URL for our website is intended to be an inactive textual reference only.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information concerning our executive officers as of March 28, 2023:

Name	Age	Position
John Temperato	58	President and Chief Executive Officer
Bethany Sensenig	47	Chief Financial Officer

John Temperato

Mr. Temperato joined our Board in April 2020 leading the creation of 9 Meters through a merger of three companies: Innovate Biopharmaceuticals, Inc., RDD Pharma Ltd., and Naia Rare Diseases, Inc. in May of 2020. Prior to the merger, Mr. Temperato served as the Chief Executive Officer of RDD from March 2019 until April 2020. Prior to joining RDD, Mr. Temperato held various leadership roles, including most notably U.S. President & Chief Operating Officer with Atlantic Healthcare, President & Chief Operating Officer/Chief Commercial Officer with Melinta Therapeutics, Inc., and Senior Vice President of Sales and Managed Markets with Salix Pharmaceuticals, Inc., a specialty pharmaceutical company specializing in gastrointestinal products. Notably, at Salix Pharmaceuticals, Mr. Temperato played a critical role in the successful commercialization and growth of their broad GI portfolio and executed over ten launches during his tenure at the company driving growth of company revenues from $119 million in 2004 to $2 billion in 2015. Across his career, Mr. Temperato has been instrumental in defining and executing capital efficient go-to-market strategies, business development strategy and overseeing the commercialization and life-cycle management for small molecules, devices, and biologics. Additionally, he has developed strategies for reimbursement and external healthcare policy. He holds a Bachelor of Science degree from the University of Bridgeport in Bridgeport, Connecticut.

Bethany Sensenig

Ms. Sensenig joined our Company as Chief Financial Officer in January 2022. Prior to joining the Company from March 2019 to January 2022, Ms. Sensenig was Chief Financial Officer and Head of U.S. Operations of Minovia Therapeutics, Ltd., a clinical-stage biotech company, where she played a leadership role building the company’s business and financing strategy. From April 2006 to March 2019, Ms. Sensenig held various roles at Biogen, Inc. a multinational biotechnology company, where she most recently held the position of Vice President of Finance and Commercial Operations. Earlier in her career, Ms. Sensenig held financial management and analyst roles at Merck & Co. Inc. and Nexus Technologies, Inc. Ms. Sensenig holds a Bachelor of Science in Accounting and Business Management from Montreat College, a Master of Business Administration from Western Carolina University and is a Certified Management Accountant.

DIRECTORS

Mark Sirgo, Pharm.D., Director and Chairman
Chief Executive Officer and a member of the Board of Directors of Corium Pharma Solutions, Inc.

Michael Constantino, Director
Retired Assurance Partner, Ernst & Young LLP

Lorin Johnson, Ph.D., Director
Founder and Chief Scientist of Glycyx PharmaVentures Ltd.

Michael Rice, Director
President and Co-Founder of LifeSci Advisors, LLC, Co-Founder of LifeSci Capital

John Temperato, Chief Executive Officer, President and Director
9 Meters Biopharma, Inc.

Samantha Ventimiglia, Director
Senior Vice President, U.S. Public Affairs, Vertex Pharmaceuticals, Inc.

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

The audit report on our financial statements for the years ended December 31, 2022 and 2021 included an explanatory paragraph related to recurring losses from operations and our dependence on additional financing to continue as a going concern. We have incurred net losses for the years ended December 31, 2022 and 2021 and had an accumulated deficit of $212.6 million as of December 31, 2022. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity financing or enter into strategic partnerships. We intend to continue to finance our operations through debt or equity financings or strategic partnerships. The failure to obtain sufficient financing or strategic partnerships on a timely basis and on acceptable terms, if at all, could adversely affect our ability to achieve our business objectives and continue as a going concern.

We continue to evaluate financing, business development and strategic alternatives to provide the resources necessary to complete our product development and maximize stockholder value. However, any transactions that we pursue and complete ultimately might not deliver the anticipated benefits or enhance stockholder value.

In order to raise additional funds to support our operations, we plan to continue to seek additional funds through equity offerings, debt financings or other capital sources, which may impose restrictive covenants that adversely impact our business. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities due to such restrictions, our business, financial condition and results of operations could be materially adversely affected.

Additionally, we continue to evaluate strategic and business development transactions that might be available to us to maximize stockholder value, particularly given the Company’s current liquidity position. Potential strategic and business development transactions may include one or more license or co-development agreements, a merger, a combination of these, or other transactions. We currently have no commitments to engage in any specific strategic transactions and there can be no assurance that our continuing evaluation will result in transactions or other alternatives. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing on reasonable terms. Further, any strategic or business development transaction that might be pursued and completed ultimately might not deliver the anticipated benefits or enhance stockholder value. There can be no guarantee that our continuing evaluation of alternative strategic and business development transactions will result in our Company entering into or completing potential transactions.

There can be no guarantee that our efforts to raise additional funds and our continuing evaluation of strategic and business development transactions will result in successfully completed transactions when necessary. If additional transactions are not completed that enable us to continue the development of our product candidates and sustain our business operations, our Board of Directors may decide that it is in the best interest of our stockholders and creditors to dissolve our Company and liquidate our assets. If a dissolution and liquidation were pursued, holders of our Common Stock could lose all or a significant portion of their investment.

We will require substantial additional financing for further development of our product candidates. Failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts and other operations.

For the years ended December 31, 2022 and 2021, we incurred losses from operations of $43.8 million and $36.8 million, respectively, and net cash used in operating activities was $37.2 million and $29.5 million, respectively. At December 31, 2022, we had an accumulated deficit of $212.6 million and cash and cash equivalents of $29.7 million, including restricted cash of $17.0 million. We expect to continue to incur substantial operating losses for the next several years as we advance our product candidates through clinical development, U.S. and other regional regulatory approvals and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve on a timely basis or on acceptable terms, or at all.

Our capital requirements for the foreseeable future will depend in large part on our expenditures on our development programs. Future expenditures on our development programs are subject to many uncertainties and could increase significantly as a result of many factors, including:

•the number, size, complexity, results and timing of our drug development programs;
•the number of patients who participate and the rate of enrollment for each of our clinical programs;
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

•the future impact the COVID-19 pandemic could have on the expected timelines for each of our clinical programs; and
•the costs involved in establishing, enforcing or defending patent claims and other proprietary rights.

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

If we raise additional capital through strategic alliances or licensing arrangements or other collaborations with third parties, we may be required to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through equity or debt offerings in which the instruments can convert to equity, the ownership interest of our stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. Under the terms of our 2022 Convertible Note, and any future debt financing we might enter into, we are subject to covenants limiting and restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures, which could restrict our ability to develop and commercialize our product candidates or operate as a business.

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

Clinical testing is expensive and can take many years to complete. The outcome of this testing is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. Many companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. For example, in June 2022, following an interim analysis conducted by an independent statistician of our Phase 3 CeDLara study for patients with celiac disease, we determined that the additional number of patients needed to reach a significant clinical outcome between placebo and larazotide would be too large to support trial continuation and we decided to discontinue further development of larazotide for celiac disease. Further, even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

Failure to develop and maintain adequate financial controls could cause us to have material weaknesses, which could adversely affect our operations and financial position.

We may discover material weaknesses that require remediation. In addition, an internal control system, no matter how well-designed, cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we might not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

As disclosed in our Quarterly Report on Form 10-Q filed on November 8, 2022, our management identified a material weakness in internal control over financial reporting in connection with the review of our unaudited condensed consolidated financial statements for the three months ended September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was a result of certain control deficiencies related to the precision of our review over the initial valuation and subsequent remeasurement of the non-cash embedded derivative liability recognized as a part of the convertible debt financing in July 2022. We have implemented additional controls by enhancing the documentation of our review of the valuation provided by our third-party specialist, including corroborating inputs to the valuation and engaging a third-party accounting specialist to oversee the review of the valuation of our derivative liabilities. We are required to demonstrate the effectiveness of the new controls for a sufficient period of time; therefore, the material weakness remains as of December 31, 2022.

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

We have historically operated with a limited number of employees. As of March 24, 2023, we had 21 full-time employees, including 12 employees engaged full-time in research and development. On March 28, 2023, we reduced our workforce by approximately 52%. Therefore, institutional knowledge is concentrated within a small number of employees. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel to continue the development, regulatory approval and commercialization of our product candidates. We will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. Additionally, our future success is highly dependent upon the contributions of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

Our reduction in force undertaken to extend our cash runway and focus more of our capital resources on our prioritized research and development programs might not achieve our intended outcome.

In March 2023, our board approved a reduction in force affecting approximately 52% of our workforce, in order to preserve cash and prioritize investment in our core clinical programs. The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations, remain, and we might not successfully distribute the duties and obligations of our terminated employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition and results of operations may be materially adversely affected.

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

The COVID-19 pandemic previously had an adverse impact on our business operations and clinical trials and could in the future, directly or indirectly, materially and adversely affect our business and operations.

The COVID-19 pandemic created significant delays for our clinical trials primarily due to multiple site closures because of infected staff and due to patients avoiding or being unable to travel to healthcare facilities and physicians’ offices unless due to a health emergency. The COVID-19 pandemic could in the future, directly or indirectly, adversely impact our ability to recruit and retain patients, principal investigators, and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which could negatively impact our trials, increase our operating expenses and have a material adverse effect on our financial results. We will continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our clinical operations and manufacturing activities.

We currently rely significantly on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs. If those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our product candidates could be adversely affected.

We do not currently employ personnel or possess the facilities necessary to conduct many of the activities associated with our development programs. We engage consultants, advisors, CROs, CMOs and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities and expect to continue to outsource all or a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control and our third-party service providers may not perform their activities as required or expected, including the maintenance of cGLP or cGCP compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

The CROs that we engage or may engage to execute our clinical studies play a significant role in the conduct of the studies, including the collection and analysis of study data, and we likely will depend on CROs and clinical investigators to conduct future clinical studies and to assist in analyzing data from completed studies and developing regulatory strategies for our product candidates. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to their programs. If our CROs, study investigators, and/or third-party sponsors fail to devote sufficient time and resources to studies of our product candidates, if we and/or our CROs do not comply with all cGLP and cGCP regulatory and contractual requirements, or if their performance is substandard, it could adversely affect the development of our product candidates.

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

We outsource the manufacture of our product candidates and do not plan to establish our own manufacturing facilities. To manufacture our product candidates, we have contracted with several CMOs making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have or plan to have clinical supply agreements with third party CMOs for drug substance and finished drug product. While we have existing clinical supply agreements with third party CMOs, we would need to negotiate agreements for commercial supply with several CMOs and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct or completion of our clinical studies or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business.

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

To commercialize our products, if approved, in the United States and other jurisdictions in which we may seek approvals, we must build our marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties to perform these services and we may not be successful in doing so. If our products receive regulatory approval, we expect to market such products in the United States through a focused, specialized sales force, which will be costly and time consuming to implement on our own. Despite the experience of individual members of management, we have limited experience as a company in the marketing and sale of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. We hired a Chief Commercial Officer in January 2022, who will lead our efforts to commercialize our robust pipeline of product candidates. Outside of the United States, we may consider collaboration arrangements. If we are unable to implement our own sales and marketing capability, or are unable to contract with one or more third parties for such services on acceptable terms or at all, we may not be able to successfully commercialize our products in certain markets. Any failure or delay in the development of our internal or external sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

The success of our business is dependent on our ability to advance the clinical development of our lead product candidate, vurolenatide for the treatment of SBS, as well as NM-136 for rare obesity disorders. We are also developing NM-003 and NM-102 for the treatment of undisclosed rare debilitating digestive diseases with unmet needs and larazotide for the treatment of MIS-C through a collaboration with EBRIS.

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

In addition, the placebo rate in larger studies may be higher than expected and some participants in our clinical trials may respond positively to placebo treatment. These participants are commonly known as “placebo responders,” making it more difficult to demonstrate efficacy of the trial drug compared to placebo.

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

Because of the developmental nature of our product candidates, we are subject to risks associated with initiating, completing, and achieving positive outcomes from our current and future clinical trials. If any of our product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays and cost increases in, or may decide to abandon development of, that product candidate. For example, in June 2022, we announced the discontinuation of our Phase 3 CeDLara study for patients with celiac disease following an interim analysis conducted by an independent statistician. If we abandon or are delayed, or experience increased costs, in our development efforts related to any of our other product candidates, we may not have sufficient resources to continue or complete development of that product candidate or any other product candidates. We may not be able to generate any revenues, continue our operations and clinical studies, or become profitable. Our reputation in the industry and in the investment community would likely be significantly damaged. Further, it might not be possible for us to raise funds in the public or private markets, and our stock price would likely decrease significantly.

Even if we successfully complete the necessary clinical trials for our product candidates, our success will be subject to the risks associated with obtaining regulatory approvals, product launch and commercialization. Many of these clinical, regulatory and commercial matters are beyond our control and are subject to the risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot provide any assurances that we will be able to advance our product candidates further through final clinical development or obtain regulatory approval of, commercialize, or generate significant revenue from them. If we cannot do so, or are significantly delayed in doing so, our business could be materially harmed.

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
•delays in having patients complete participation in a clinical study, including returning for post-treatment follow-up, which was made more difficult during the COVID-19 pandemic;
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

If we experience delays in the completion of a clinical study, if another clinical study is terminated, or if failure to conduct a study in accordance with regulatory requirements or the study’s protocol leads to deficient safety and/or efficacy data, the regulatory approval and/or commercial prospects for our product candidates may be harmed and our ability to generate product revenue, if any, will be delayed. In addition, any delays in completing our clinical studies likely will increase our development costs. Further, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may ultimately lead to the denial of regulatory approval of a product candidate.

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

•the size of the target population;
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
•the ability to monitor patients adequately during and after treatment;
•delays resulting from the COVID-19 pandemic.

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

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, a U.S. federal government shut-down or budget sequestration, such as ones that occurred during 2013, 2018 and 2019, may result in significant reductions to the FDA’s budget, employees and operations, or lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing and may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are required by the FDA to conduct a long-term safety study on vurolenatide. The results of this study will not be known until a short time prior to potential submission of an NDA for vurolenatide. If the safety study cannot be completed for technical or other reasons, or provides results that the FDA determines to be concerning, this may cause a delay or failure in obtaining approval for vurolenatide.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of their potential both to gain regulatory approval and to achieve commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or in other indications with greater commercial potential. We currently intend to focus our limited financial and managerial resources on developing our lead program, vurolenatide, for the treatment of SBS. As a result, we may allocate fewer resources to the other product candidates in our pipeline, and we will be required to seek additional sources of financing to pursue further development of such other product candidates.

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

At any time, we may decide to discontinue the development of any of our product candidates for a variety of reasons, including inadequate financial resources, the appearance of new technologies that render our product candidates obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses. As an example, we discontinued further development of larazotide in celiac disease following an interim analysis of our Phase 3 CeDLara trial.

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

Vurolenatide, NM-136, NM-003, and larazotide are covered by several issued patents in the U.S., issued patents outside the U.S. and with patent applications pending in several jurisdictions. Intellectual property relating to the vurolenatide and NM-003 programs, specifically the lead molecules GLP-1 and GLP-2 along with a related XTEN sequence, are exclusively licensed from Amunix. Additionally, intellectual property for the rights to GLP-1 Agonist for the treatment of SBS, related to the vurolenatide program, is licensed from Cedars. Intellectual property for the rights to a proprietary and highly specific humanized monoclonal antibody that targets glucose-dependent insulinotropic polypeptide, related to the NM-136 program were acquired from Lobesity. Intellectual property relating to the larazotide program is exclusively licensed from Alba. Additionally, we have collaborated with EBRIS to study larazotide for the treatment of MIS-C. Our license agreements with Alba, Amunix, and Cedars and our asset purchase agreement with Lobesity impose, and any future licenses or collaboration agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, patent prosecution and enforcement and other obligations on us. These type of agreements and related obligations are complex and subject to contractual disputes. If we breach any of these imposed obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages or the licensor may have the right to terminate the license, which could result in our loss of the intellectual property rights and us being unable to develop, manufacture and sell drugs that are covered by the licensed technology, which loss may materially harm our business.

Our success depends on our ability to prevent competitors from duplicating or developing and commercializing equivalent versions of our product candidates, and intellectual property protection may not be sufficient or effective to exclude this competition.

We have patent protection in the United States and other countries to cover the composition of matter, formulation and method of use for vurolenatide, NM-136, NM-003, and larazotide. However, these patents may not provide us with significant competitive advantages, because the validity, scope, term, or enforceability of the patents may be challenged and, if instituted, one or more of the challenges may be successful. Patents may be challenged in the United States under post-grant review proceedings, inter partes reexamination, ex parte reexamination, or challenged in district court. Any patents issued in foreign jurisdictions may be subjected to comparable proceedings lodged in various foreign patent offices or courts. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. Even if a patent issues, and is held valid and enforceable, competitors may be able to design around our patent rights, such as by using pre-existing or newly developed technology, in which case competitors may not infringe our issued claims and may be able to market and sell products that compete directly with ours before and after our patents expire.

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

Significant uncertainty exists as to the reimbursement status for newly approved drug products, including coding, coverage and payment. There is no uniform policy requirement for coverage and reimbursement for drug products among third-party payers in the United States; therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. The coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate payment will be applied consistently or obtained. The process for determining whether a payer will cover and how much it will reimburse a product may be separate from the process of seeking approval of the product or for setting the price of the product. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for healthcare providers or less profitable than alternative treatments or if administrative burdens make our products less desirable to use. Third-party payer reimbursement to providers of our products, if approved, may be subject to a bundled payment that also includes the procedure of administering our products or third-party payers may require providers to perform additional patient testing to justify the use of our products. To the extent there is no separate payment for our products, there may be further uncertainty as to the adequacy of reimbursement amounts.

The containment of healthcare costs is a priority of federal, state and foreign governments and the prices of drug products have been a focus in this effort. The continuing efforts of government, private insurance companies and other organizations to contain or reduce costs of healthcare may adversely affect our ability to set a price that we believe reflects the value of our products and the rate and scope of adoption of our products by healthcare providers. We expect that federal, state and local governments in the United States, as well as governments in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions governmental or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates.

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

Many of our current competitors have significant financial, marketing and personnel resources and development capabilities. For example, many large, well-capitalized companies already offer gastroenterology products and services in the United States and Europe that target the indications for SBS, including acid suppressive therapies such as H2 blockers or proton pump inhibitors; antidiarrheals such as loperamide; antibiotics to prevent small intestinal bacterial overgrowth; octreotide for patients with IV fluid requirements greater than 3 liters per day; clonidine; GLP-1 analogues including exenatide with or without GLP-2 analogues such as teduglutide (Gattex®); human growth hormone or somatropin analogues (Zorptive®); and bile acid binders such as cholestyramine or pancreatic enzymes to aid in digestion of nutrients.

We might not receive all of the anticipated market exclusivity benefits of orphan drug designations.

Vurolenatide, a long-acting injectable GLP-1 analogue being developed for SBS and NM-003, a long-acting glucagon-like receptor-2 agonist that utilizes our proprietary XTEN technology to extend circulating half-life for the prevention of acute graft versus host disease, have each received Orphan Drug Designation from the FDA. Orphan Drug Designation may provide market exclusivity in the U.S. for seven years if (i) vurolenatide receives market approval before a competitor using a similar mechanism for the same indication, (ii) we are able to produce sufficient supply to meet demand in the marketplace, and (iii) another product with the same active ingredient is not deemed clinically superior.

NM-003 and NM-102 are being evaluated for development in other rare and/or orphan indications via an ongoing probability of technical and regulatory success analysis.

Obtaining an Orphan Drug Designation from the FDA may not effectively protect our product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan‑drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, as adjusted for the Reverse Stock Split, since our stock began trading under the symbol “INNT”, and later under “NMTR”, on February 1, 2018 through March 24, 2023, the price thereof has ranged from a low of $1.00 per share to a high of $1,010.00 per share. The market price of our common stock may be highly volatile and could continue to be subject to wide fluctuations in response to various factors. These factors have included or may include the following, some of which are beyond our control:

•announcements of regulatory approval or disapproval of, or delays in, clinical trials for our product candidates;
•commercialization of our product candidates;
•our liquidity position and ability to raise additional capital;
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

•general economic, industry and market conditions, including concerns over inflation, energy costs, geopolitical issues;
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

As of March 24, 2023, we had $4.95 million of outstanding indebtedness under the 2022 Convertible Note. Pursuant to the Purchase Argument, we can incur up to an aggregate of $70.0 million by issuing additional convertible notes, subject to certain limitations. The terms of any additional convertible notes issued under the Purchase Agreement will be substantially the same as those under the initial 2022 Convertible Note. The interest rate is variable and the per share conversion rate is subject to a weighted average anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of our common stock, other than certain excepted issuances, at a price below the conversion price then in effect. We may pay interest and repay principal, at our discretion, in shares of our common stock.

The 2022 Convertible Note provides for standard and customary events of default, such as our failing to make timely payments and failing to timely comply with the reporting requirements of the Exchange Act. The 2022 Convertible Note also contains customary affirmative and negative covenants, including limitations on incurring additional indebtedness, the creation of additional liens on our assets, and entering into investments, as well as a minimum liquidity requirement. In addition, if we experience a Fundamental Change, as defined in the 2022 Convertible Note, which includes a merger in which we are not the surviving entity, a change in control, the sale of all or substantially all of our assets, or our common stock ceasing to be listed on Nasdaq or any other eligible exchange, then the holder of the 2022 Convertible Note, and any additional convertible notes issued under the Purchase Agreement, can require us to repay the outstanding indebtedness in cash.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or our 2022 Convertible Note, could result in additional dilution of our stockholders and could cause our stock price to fall.

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

We are authorized to grant equity awards, including stock grants and stock options, to our employees, directors and consultants. As of December 31, 2022, there were 565,120 shares available for future issuance under the 2022 Stock Incentive Plan (the “2022 Plan”). In addition, as of December 31, 2022, we had 27,717,921 shares of common stock reserved for issuance upon conversion of the 2022 Convertible Note.

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

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements, including Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of our common stock to be at least $1.00 (the “Bid Price Rule”). For example, on February 8, 2022, the staff of Nasdaq Stock Market LLC (the “Staff”) notified us that for the prior 30 consecutive business days, we had not met the requirements of the Bid Price Rule and we had a period of 180 calendar days, or until August 8, 2022, to regain compliance with the Bid Price Rule. On August 9, 2022, we were notified that the Staff had granted our request for an extension through February 6, 2023. Following our Reverse Stock Split, on November 1, 2022, we received a letter from the Staff informing us that we had regained compliance with the Minimum Bid Price Requirement and the matter was closed. While we intend to engage in efforts to maintain compliance, and thus maintain our listing, there can be no assurance that we will continue to meet all applicable Nasdaq Capital Market requirements in the future.

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

We have U.S. federal net operating loss carryforwards (“NOLs”), which expire in various years if not utilized. In addition, we have federal research and development credit carryforwards. The federal research and development credit carryforwards expire in various years if not utilized. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not performed a formal study to determine whether any of our NOLs are subject to these limitations. We have recorded deferred tax assets for our NOLs and research and development credits and have recorded a full valuation allowance against these deferred tax assets. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.
Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Since August 2017, we have leased approximately 2,751 square feet of office space in Raleigh, North Carolina, or the Original Headquarters, under a lease agreement that expires on September 30, 2024.

In October 2022, we entered into a lease agreement for our new headquarters in Raleigh, North Carolina (the “2023 Lease). The leased space contains approximately 7,425 square feet of office space. The lease for the new headquarters will commence upon completion of tenant improvements by the landlord, which is anticipated in the second quarter of 2023. Until we can occupy the new headquarters, beginning in January 2023, we are leasing temporary office space at SPACES, 4509 Creedmoor Road, Suite 201, Raleigh, NC 27612.

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

Holders

As of March 24, 2023, there were approximately 142 holders of record of our common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

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

Recent Sales of Unregistered Securities

On November 14, 2022, we authorized the issuance of 55,719 shares of common stock to the holder of the 2022 Convertible Note to pay approximately $0.1 million of principal and interest on the 2022 Convertible Note, in accordance with the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, and similar exemptions under applicable state laws.
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

Overview

9 Meters is a clinical-stage company pioneering novel treatments for people with rare digestive diseases, gastrointestinal conditions with unmet needs, and debilitating disorders in which the biology of the gut is a contributing factor. Our pipeline includes vurolenatide, a proprietary Phase 3 long-acting GLP-1 agonist for SBS and a robust pipeline of early-stage candidates for undisclosed rare diseases and/or unmet needs. Our current product development pipeline is described in the table below:

Vurolenatide for the Treatment of Short Bowel Syndrome

Vurolenatide is a long-acting injectable GLP-1 receptor agonist being developed for SBS, a debilitating orphan disease with an underserved market. In September 2022, we announced the results from our multi-center, double-blind, double-dummy, randomized, placebo-controlled Phase 2 trial of vurolenatide for the treatment of SBS, called VIBRANT (VurolenatIde for short Bowel syndrome Regardless of pArenteral support requiremeNT). The trial included four parallel treatment arms: vurolenatide 50 mg Q2W, vurolenatide 50 mg every week, vurolenatide 100 mg Q2W, and placebo. The primary efficacy endpoint for the VIBRANT study was change from baseline in mean 24-hour TSO volume over the six-week post-randomization observation period.

The mean 24-hour TSO change for the vurolenatide 50 mg Q2W arm was a 30% decrease versus an increase of 32% in the placebo arm, for a relative reduction compared to placebo of 62%. This group showed a rapid (at one week) and sustained TSO reduction over the six-week post-randomization period. Importantly, TSO reduction from baseline was observed in 16 of the 18 weeks of the observation period in the 50 mg Q2W treatment group. These results, coupled with the most favorable adverse event and optimal pharmacokinetic profile, contributed to our decision to move this dose regimen forward into a pivotal Phase 3 clinical development program.

The study allowed the inclusion of SBS patients both requiring and not requiring PS. Five of the eleven patients in the Phase 2 study were receiving PS prior to entering the study and all five were randomly assigned to treatment with vurolenatide. Change from baseline in PS volume, an important secondary endpoint, was also evaluated over the six-week observation period. There was a mean decrease of 17% in the PS volume of these five patients by week two which was sustained throughout the six-week observation period. Of the five patients, two remained stable and three demonstrated a mean decrease in PS of 28%.

Based upon the results of the VIBRANT trial, we selected a dose and confirmed the design for the Phase 3 trial. The Phase 3 study, called VIBRANT 2, is a randomized, double-blind, placebo-controlled, multicenter study evaluating the efficacy, safety, and tolerability of vurolenatide 50 mg administered subcutaneously every two weeks for 24 weeks in adults with SBS. This international clinical study is designed to enroll approximately 120 patients with SBS with up to 50 clinical investigative sites in North America and Europe. The study population will include both SBS patients who meet the current PS dependence definition (PS required three or more times per week) and SBS patients who do not meet this PS requirement (PS required fewer than three times per week).

Patients with SBS suffer from severe malabsorption due to the lack of sufficient intestinal surface which results directly in severe and often debilitating fluid and nutritional losses in the form of chronic, recurrent diarrhea. This study will not only assess the degree to which vurolenatide can reduce weekly PS volume requirements, but it will also, for the first time in a large ambulatory study, assess the impact of vurolenatide on malabsorptive diarrhea as measured directly by TSO volume.

To maximize the potential for vurolenatide to provide clinical benefit to the entire SBS population regardless of PS requirement, VIBRANT 2 incorporates two primary efficacy endpoints: 1) absolute change from baseline in weekly PS volume which was the established primary efficacy outcome measure to support the approval of the GLP-2 agonist Gattex® (teduglutide) for treatment of SBS patients with a PS dependence; and 2) absolute change from baseline in mean TSO volume, which assesses TSO volume over the entire treatment period and incorporates specific FDA recommendations around the inclusion of nutrition and hydration parameters to help establish the clinical relevance of this novel endpoint. We plan to conduct an interim analysis when 50% of patients reach week 24.

NM-136 Anti-GIP Humanized Monoclonal Antibody

On July 19, 2021, we entered into and closed an Asset Purchase Agreement with Lobesity, pursuant to which we acquired global development rights to a proprietary and highly specific humanized monoclonal antibody, now known as NM-136, which targets glucose-dependent insulinotropic polypeptide (“GIP”), as well as the related intellectual property (the “Lobesity Acquisition”). GIP is a hormone found in the upper small intestine that is released into circulation after food is ingested, and when found in high concentrations, can contribute to obesity and obesity-related disorders. NM-136 has been shown to prevent GIP from binding to its receptor, which in a preclinical obesity model showed a significant decrease in weight and abdominal fat by reducing nutrient absorption from the intestine as well as nutrient storage without affecting appetite. We are continuing the manufacturing and IND-enabling studies of NM-136 and intend to initiate a clinical proof-of-concept study for obesity later this year.

Corporate Highlights

Lobesity Acquisition

On July 19, 2021, we completed an Asset Purchase Agreement with Lobesity, pursuant to which we acquired global development rights to a proprietary and highly specific humanized monoclonal antibody, NM-136, which targets GIP, as well as the related intellectual property. We paid a combination of cash and equity consideration in the form of a $5 million upfront payment, as 40% cash and 60% equity (consisting of 2,417,211 shares of unregistered common stock priced at our three-day volume weighted-price immediately prior to the closing), plus the right to contingent payments including certain potential worldwide regulatory and clinical milestone payments totaling $45.5 million for a single indication (with the total amount payable, if multiple indications are developed, not to exceed $58.0 million), global sales-related milestone payments totaling up to $50.0 million, and, subject to certain adjustments, a mid-single digit royalty on worldwide net sales.

Workforce Reduction

In March 2023, our Board approved a cost reduction plan to extend our cash runway, which reduced operating expenses and further aligned our workforce with immediate business needs. The reduction in workforce represents approximately 52% of our full-time personnel, which includes eleven full-time employees and eight consultants and contractors.

We expect to incur approximately $1.1 million in one-time employee termination benefits directly associated with the workforce reduction during the twelve-month period beginning April 2023. In addition, we entered into retention agreements with certain key employees, which provide for an aggregate of $0.4 million in cash retention bonuses to be paid out 50% on April 15, 2023 and 50% on December 31, 2023 and an aggregate of 207,232 restricted stock units (“RSUs”) that will vest upon the same time-based milestones. In addition, each of our board members will receive 7,885 RSUs each that will vest upon the same time-based milestones. We believe these changes will provide operating efficiencies for us to continue to support our product development programs as well as any potential partnerships, collaborations or other strategic relationships we may enter into.

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

As of December 31, 2022, we had an accumulated deficit of $212.6 million. We incurred net losses of $43.8 million and $36.8 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

•continue research and development, including preclinical and clinical development of our existing and future product candidates, including vurolenatide;
•experience any delays in our clinical trials;
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

    As such, we will need substantial additional funding to support our operating activities. Adequate funding might not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings, strategic alliances or licensing arrangements, or other sources of financing. Our failure to obtain sufficient funds on acceptable terms could have a material adverse effect on our business, results of operations and financial condition.

COVID-19

The COVID-19 pandemic previously created significant delays for our clinical trials primarily due to multiple site closures because of infected staff and due to patients avoiding or being unable to travel to healthcare facilities and physicians’ offices unless due to a health emergency. The COVID-19 pandemic could in the future, directly or indirectly, adversely impact our ability to recruit and retain patients, principal investigators and site staff, who, as healthcare providers, may have heightened exposure to COVID-19, which could negatively impact our clinical trials, increase our operating expenses, and have a material adverse effect on our financial results. We will continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our clinical operations and manufacturing activities.

Further impact resulting from the COVID-19 pandemic will depend, among other things, on the extent of the pandemic in the regions with clinical trial sites, the timing and availability of the COVID-19 vaccines and length and severity of travel restrictions and other limitations ordered by governmental agencies. New and potentially more contagious variants could further affect the impact of the COVID-19 pandemic on our operations.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth the key components of our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change

Operating expenses:
Research and development	$31,008,151	$21,995,291	$9,012,860	41%
Acquired in-process research and development	—	5,103,753	(5,103,753)	(100)%
General and administrative	11,008,900	9,662,875	1,346,025	14%
Total operating expenses	42,017,051	36,761,919	5,255,132	14%

Loss from operations	(42,017,051)	(36,761,919)	(5,255,132)	14%
Total other income (expense), net	(1,749,364)	(17,481)	(1,731,883)	9,907%

Net loss	$(43,766,415)	$(36,779,400)	$(6,987,015)	19%

Research and Development Expense

Research and development expense for the year ended December 31, 2022 increased approximately $9.0 million, or 41%, as compared to the year ended December 31, 2021. The increase was primarily due to an increase of approximately $11.3 million in clinical trial expenses associated with completion of the Phase 2 trial in SBS and start up activities associated with our Phase 3 trial in SBS. In addition, preclinical expenses for our humanized monoclonal antibody, NM-136, increased by approximately $2.6 million. Personnel costs and benefits and non-cash stock compensation for our research and development personnel increased by approximately $0.2 million each. These increases were offset by decreases in (i) clinical trial costs associated with the discontinuation of our CeDLara study of $4.8 million, (ii) IND-enabling activities for NM-102 of approximately $0.4 million, and (iii) milestone fees of $0.1 million. The table below summarizes our research and development expenses by program, license fees and other research and development expenses for the periods indicated.

	Year Ended December 31,
	2022	2021
Research and development expenses:
Larazotide - Celiac Disease	$2,728,814	$7,484,835
Vurolenatide - Short Bowel Syndrome	18,739,512	7,419,098
NM-102 - Orphan Indication	1,294,955	1,728,513
NM-136 - Obesity Disorder	3,650,962	1,020,748
License fees	500,000	600,000
Other research and development expenses	4,093,908	3,742,097
Total research and development expenses	$31,008,151	$21,995,291

Acquired In-process Research and Development

Acquired in-process research and development expense was approximately $5.1 million for the year ended December 31, 2021 and represents expenses associated with the Lobesity Acquisition of NM-136. Acquired in-process research and development expense includes approximately $2.6 million non-cash acquired in-process research and development expense paid in equity ownership. There was no acquired in-process research and development expense during the year ended December 31, 2022.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2022 increased by approximately $1.3 million, or 14%, as compared to the year ended December 31, 2021. The increase was primarily due to increases in non-cash stock compensation expense of approximately $1.3 million and professional fees of approximately $0.7 million. These increases were offset by decreases in (i) personnel costs and benefits of approximately $0.4 million (ii) costs associated with operating as a public company of $0.2 million, and (iii)general corporate expenses of $0.1 million. The increase in non-cash stock compensation is primarily due to the accelerated vesting of options for our former chief financial officer of $1.1 million. The decrease in personnel costs and benefits was primarily due a decrease in performance bonus for the year ended December 31, 2022.

Other Income (Expense), Net

    Other expense, net, for the year ended December 31, 2022, increased by approximately $1.7 million, as compared to the year ended December 31, 2021. The change in other expense, net is primarily due to an increase in interest expense associated with the 2022 Convertible Note of approximately $2.6 million. This increase was offset by an increase in interest income of approximately $0.5 million and the gain on fair value of derivative liability of approximately $0.4 million.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash and cash equivalents of approximately $29.7 million (of which approximately $17.0 million was restricted), compared to approximately $47.0 million as of December 31, 2021. The decrease in cash, cash equivalents and restricted cash was primarily due to expenditures for business operations, research and development and clinical trial costs, including completion of our Phase 2 trial in SBS, start up activities for our Phase 3 trial in SBS, and close out fees associated with the discontinuation of our Phase 3 clinical trial in celiac disease. In July 2022, we received net proceeds of $19.9 million from the issuance of the 2022 Convertible Note, as amended, subject to a minimum liquidity requirement of 80% of the outstanding principal amount, which was further reduced to $0.5 million upon the second amendment to the 2022 Convertible Note on January 12, 2023, at which time, we repaid $16.8 million of principal and interest from restricted cash under the original terms of the note.

On March 15, 2023, we completed a registered direct offering (the “March 2023 Offering”) with an institutional investor for the issuance and sale of 1,300,000 shares of our common stock (the “Shares”), pre-funded warrants to purchase up to 1,825,000 shares of our common stock (the “Pre-Funded Warrants”), and accompanying warrants to purchase up to 6,250,000 shares of our common stock (the “Common Warrants”). The Shares and accompanying Common Warrants were sold at an offering price of $1.60 and the Pre-Funded Warrants and accompanying Common Warrants were sold at an offering price of $1.5999. The March 2023 Offering closed on March 15, 2023. The net proceeds to us were approximately $4.4 million, after deducting placement agent fees and other offering expenses.

In October 2022, we entered into the 2023 Lease for our new headquarters in Raleigh, North Carolina for a term of 126 months. The 2023 Lease provides for rent abatement for the first six months, after which base rent payments of $24,000 per month are due. Base rent increases by 3% each year and the 2023 Lease may be extended for a period of five years. We expect the 2023 Lease to commence in the second quarter of 2023. We currently anticipate aggregate capital expenditures of approximately $0.4 million during the next 12 months, which is expected to cover the excess of tenant improvement costs over the tenant improvement allowance for our new headquarters.

To date, we have not generated revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We expect to incur substantial expenditures in the foreseeable future for the continued development and clinical trials of our product candidates. We will continue to require additional financing to develop and eventually commercialize our product candidates. Our future liquidity and capital requirements will depend on a number of factors, including the outcome of our clinical trials, and our ability to complete the development, approval and commercialization of our products. There are a number of variables beyond our control including the timing, success and overall expense associated with our clinical trials. As such, there can be no assurance that we will be able to achieve our objectives without additional funding. If we are unable to raise additional funds as needed, our ability to develop our product candidates will be impaired. We may also be required to delay, reduce, or terminate some or all of our development programs and clinical trials.

We continue to evaluate multiple dilutive and non-dilutive sources for future funding. If we raise additional funds through the issuance of equity securities, substantial dilution to our existing stockholders could occur. We have concluded that the prevailing conditions and ongoing liquidity risks we face raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(37,243,217)	$(29,478,275)
Investing activities	(2,842)	(2,430,641)
Financing activities	19,911,706	41,050,813
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,334,353)	$9,141,897

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities of approximately $37.2 million primarily consisted of a net loss of $43.8 million, offset by adjustments for non-cash stock compensation of approximately $3.9 million, amortization of debt discount of $1.8 million and non-cash milestone fee of $0.5 million, which was paid in equity. In addition, the net change in operating assets and liabilities increased by approximately $0.7 million. These changes were offset by the non-cash change in derivative liability of $0.4 million.

For the year ended December 31, 2021, net cash used in operating activities of approximately $29.5 million primarily consisted of a net loss of $36.8 million, offset by adjustments for non-cash stock compensation of approximately $2.4 million, amortization of debt discount of approximately $0.1 million, and non-cash in-process research and development expense of approximately $2.6 million. In addition, the net change in operating assets and liabilities increased by approximately $2.2 million.

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities represents the purchase of property and equipment of approximately $2,800. Net cash used in investing activities for the year ended December 31, 2021 represents the purchase of property and equipment of approximately $12,000 and the purchase of in-process research and development, net of assets received, of approximately $2.5 million. These cash outflows were offset by the maturity of our restricted investment of $75,000.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities of approximately $19.9 million primarily consisted of proceeds of $21.0 million from issuance of the 2022 Convertible Note offset by payments of debt issuance costs of approximately $1.1 million.

For the year ended December 31, 2021, net cash provided by financing activities of approximately $41.1 million primarily consisted of (i) proceeds of $34.5 million from the public offering of our common stock that closed in April 2021, (ii) proceeds of $9.2 million from the exercise of warrants and (iii) proceeds of $0.3 million from the exercise of stock options. These increases were offset by approximately $0.1 million in debt repayments and approximately $2.9 million in stock issuance costs.

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

In October 2022, we entered into the 2023 Lease for our new headquarters in Raleigh, North Carolina for a term of 126 months. The 2023 Lease provides for rent abatement for the first six months, after which base rent payments of $24,000 per month are due. Base rent increases by 3% each year and the 2023 Lease may be extended for a period of five years. We expect the 2023 Lease to commence in the second quarter of 2023. In accordance with ASC 842, Leases, we concluded that we do not control the underlying asset being constructed. As such, there is no impact to our consolidated financial statements for the year ended December 31, 2022.

Periodically, we enter into separation and general release agreements with former executives that include separation benefits consistent with the former executive’s employment agreements. We recognized severance expense totaling $0.4 million during the year ended December 31, 2021. Severance payments are made in equal installments over 12 months from the date of separation. There was no accrued severance obligation as of December 31, 2022.

In March 2023, the Board implemented a cost reduction plan which included a reduction in workforce of approximately 52% of our full-time personnel. We expect to incur approximately $1.5 million in connection with the cost reduction plan during the twelve-month period beginning April 2023, which primarily represents one-time employee termination benefits directly associated with the workforce reduction and retention bonuses for our remaining personnel for their continued service through December 31, 2023.

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. In general, the amount and timing of sub-license fees and the achievement and timing of development and commercialization milestones are not probable and estimable, and as such, these commitments have not been included on the accompanying consolidated balance sheets. During the years ended December 31, 2022 and 2021, we incurred development milestone fees of approximately $0.5 million and $0.6 million, respectively.

We also enter into agreements in the normal course of business with contract research organizations and other third parties with respect to services for clinical trials, clinical supply manufacturing and other operating purposes that are generally terminable by us with thirty to ninety days advance notice.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

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

Areas of our consolidated financial statements where estimates may have the most significant effect include acquired in-process research and development, fair value measurements, accrued expenses, share-based compensation, and management’s assessment of our ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

Acquired In-process Research and Development Expense

We have acquired and may in the future acquire, rights to develop and commercialize new drug candidates and/or other in-process research and development assets. The up-front acquisition payments, as well as future milestone payments associated with asset acquisitions that are deemed probable to achieve the milestones and do not meet the definition of a derivative, are expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing, and, absent obtaining such approval, have no alternative future use. See “Note 3—Merger and Acquisition” to our consolidated financial statements for further discussion of acquired in-process research and development expense.

Fair Value Measurements

We account for derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instrument, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet date at fair value. We early adopted Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2022, which simplifies the accounting for these instruments.

Our derivative financial instruments consist of embedded option in our 2022 Convertible Note and include provisions that provide the Holder with certain conversion and put rights at various conversion or redemption values as well as certain call options for us.

The fair value of the embedded derivatives issued in connection with the 2022 Convertible Note was determined using a Monte Carlo simulation technique (“MCS”) to value the embedded derivative features associated with the 2022 Convertible Note. As part of the MCS valuation, a discounted cash flow model (“DCF”) is used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity and calculated discount rate, which includes an estimate of our specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, and (vii) an estimated probability of subsequent financing as defined in the 2022 Convertible Note. We recognized a gain of approximately $0.4 million for the change in fair value of derivative liability during the year ended December 31, 2022. There were no outstanding derivative liabilities during the year ended December 31, 2021.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our evaluation under the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we continue to qualify as a “non-accelerated filer.”

As previously reported in our Form 10-Q for the period ending September 30, 2022, we identified a material weakness in the operating effectiveness of our internal control over financial reporting as a result of certain control deficiencies related to the precision of our review over the initial valuation and subsequent remeasurement of the non-cash embedded derivative liability. In response to this material weakness, we have enhanced the documentation of our controls to include evidence of our review of the valuation provided by our third-party specialist. We also engaged a third-party accounting specialist to oversee the review of the valuation of our derivative liabilities. This oversight included the valuations of the derivative liability on the original note as of November 7, 2022, the date of the amendment to the convertible note further described in Note 6—Debt, as well as the valuation of the derivative liability of the amended note on December 31, 2022. We are required to demonstrate the effectiveness of the new procedures for a sufficient period of time; therefore, until the control activities have been tested for a sufficient period of time, the material weakness continues to exist as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no material changes in our internal control over financial reporting during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 23, 2023, the Board approved a cost reduction plan, which included a reduction in workforce, in order to extend the Company’s cash runway, reduce operating expenses and further align the Company’s workforce with immediate business needs. Affected employees were informed of the reduction in workforce on or about March 27, 2023. The reduction in workforce represents approximately 52% of the Company’s full-time personnel, which includes eleven full-time employees, including certain senior-level positions, and eight consultants and contractors. The Company expects to incur approximately $1.1 million in connection with the reduction in workforce, which primarily represents one-time employee termination benefits directly associated with the workforce reduction. The Company expects the reduction in workforce to be substantially complete and to pay the majority of these reduction in workforce amounts in the second quarter of 2023. In addition, certain employment agreements require the Company to accelerate the vesting of options that would have normally vested in the 12-month period immediately following the employees’ termination.

As part of a retention program approved by the Board on March 23, 2023, the Company entered into retention bonus agreements (each, a “Retention Agreement”) with certain key employees, which include cash bonuses and grants of RSUs, to be paid out or vested upon certain time-based milestones. The Retention Agreement for John Temperato, the Company’s President and Chief Executive Officer, provides for a cash payment of $85,000 and an RSU grant of 68,815 shares. The Retention Agreement for Bethany Sensenig, the Company’s Chief Financial Officer, provides for a cash payment of $108,000 and an RSU grant of 50,177 shares. On April 15, 2023, 50% of the cash bonus will be paid out and 50% of the RSU grant will vest and on December 31, 2023, the remaining 50% of the cash bonus will be paid out and the remaining 50% of the RSU will vest, provided that each officer must be employed with the Company on such dates.

If Mr. Temperato or Ms. Sensenig’s employment terminates for any reason other than by the Company for “Cause” or due to “Disability” (each as defined in the Retention Agreement), he or she will not earn any portion of the retention bonus. If Mr. Temperato or Ms. Sensenig is employed with the Company through the effective date of a “Change in Control” (as defined in the Retention Agreement) occurring prior to December 31, 2023, the remaining portion of the cash payment will be paid out and the RSU grant will immediately vest upon such Change in Control.

The foregoing description of the Retention Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Retention Agreements, a form of which is filed as Exhibit 10.30 hereto and incorporated by reference herein.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference from the sections captioned “Election of Directors”, “Executive Officers of the Company”, and “Corporate Governance Matters” in our proxy statement related to the 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file with the U.S. Securities and Exchange Commission within 120 days after the end of our 2022 fiscal year pursuant to General Instruction G(3) of Form 10-K.

We have adopted a Code of Ethics and Business Conduct that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions) and other employees. Our Code of Ethics and Business Conduct is available on the “Corporate Governance Overview” page of the “Investors” section of our website, which may be accessed by navigating to www.9meters.com/corporate-governance/. We intend to post on our website and (if required) file on Form 8-K all disclosures that are required by applicable law, the rules of the SEC or the Nasdaq listing standard concerning any amendment to, or waiver from, our Code of Ethics and Business Conduct. However, the reference to our website does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the Proxy Statement, under the caption “Certain Relationships and Related Transactions” and “Corporate Governance Matters.”
Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our Proxy Statement under the caption “Principal Accountant Fees and Services.”

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

(a)(3)    Exhibits
EXHIBIT INDEX

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE

2.1	*	Agreement and Plan of Merger and Reorganization, dated October 6, 2019, by and among the Company, INNT Merger Sub 1 Ltd., RDD Pharma, Ltd., and Orbimed Israel Partners, Limited Partnership.		8-K	2.1	October 7, 2019
2.1.1	*	First Amendment to Agreement and Plan of Merger and Reorganization, dated December 17, 2019, by and among the Company, INNT Merger Sub 1 Ltd., RDD Pharma, Ltd., and Orbimed Israel Partners, Limited Partnership.		8-K	2.1	December 17, 2019
2.2	*	Agreement and Plan of Merger, dated April 30, 2020, among Innovate Biopharmaceuticals, Inc., Naia Merger Sub, Inc., Second Naia Merger Sub LLC, and Naia Rare Diseases, Inc.		8-K	2.1	May 4, 2020
2.3	*	Asset Purchase Agreement between 9 Meters Biopharma, Inc. and Lobesity, LLC, dated July 19, 2021.		10-Q	2.1	November 15, 2021
3.1		Amended and Restated Certificate of Incorporation of the Company, as amended.		10-Q	3.1	November 8, 2022
3.1.1		Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.		8-K	3.1	May 4, 2020
3.2		Amended and Restated Bylaws of the Company.		8-K	3.1	December 10, 2018
4.1		Form of Share Certificate.		10-K	4.1	March 14, 2018
4.2		Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	X
4.3		Form of Warrant.		8-K	4.1	February 2, 2018
4.4		Form of Common Stock Purchase Warrant.		8-K	4.1	May 1, 2019
4.5		Form of Placement Agent Warrant.		8-K	4.2	May 1, 2019
4.6		Form of Series A Convertible Preferred Stock Warrant.		8-K	4.1	May 4, 2020
10.1	†	Sublicense Agreement, dated February 19, 2016, between the Company and Alba Therapeutics Corporation.		10-K/A	10.1	June 29, 2018
10.2	†	License Agreement, dated License Agreement, dated February 26, 2016, by and between the Company and Alba Therapeutics Corporation.		10-K/A	10.2	June 29, 2018
10.3	†	Asset Purchase Agreement, dated December 23, 2014, by and between the Company and Repligen Corporation.		10-K	10.3	March 14, 2018

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
10.4	†	Master Services Agreement dated August 20, 2018, by and between the Company and Amarex Clinical Research, LLC.		10-Q	10.1	November 13, 2018
10.5	#	Form of Director Indemnification Agreement.		8-K	10.3	February 2, 2018
10.6	#	2012 Innovate Omnibus Incentive Plan, as amended.		8-K	10.1	June 30, 2020
10.6.1	#	Amendment to the 2012 Omnibus Incentive Plan, dated November 27, 2020.		8-K	10.1	November 27, 2020
10.7	#	Form of Option Agreement and Option Grant Notice under the 2012 Omnibus Incentive Plan.		S-1	10.2	November 10, 2015
10.8	#	Form of Restricted Stock Award Agreement and Notice of Grant of Restricted Stock Award under the 2012 Omnibus Incentive Plan.		S-1	10.3	November 10, 2015
10.9	#	Form of Restricted Stock Unit Award Agreement and Notice of Grant of Restricted Stock Unit Award under 2012 Omnibus Incentive Plan.		S-1	10.4	November 10, 2015
10.10	#	Innovate Biopharmaceuticals Inc. 2015 Stock Incentive Plan, as amended.		10-K	10.11	March 14, 2018
10.11	#	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan.		10-K	10.12	March 14, 2018
10.12	#	Form of Nonstatutory Stock Option Agreement under the 2015 Stock Incentive Plan		10-K	10.13	March 14, 2018
10.13	#	Form of Restricted Stock Purchase Agreement under the 2015 Stock Incentive Plan.		10-K	10.14	March 14, 2018
10.14	*	Securities Purchase Agreement, dated April 29, 2020, between Innovate Biopharmaceuticals, Inc. and the investors named therein.		8-K	10.1	May 4, 2020
10.15	*	Registration Rights Agreement, dated April 29, 2020, between Innovate Biopharmaceuticals, Inc. and the investors named therein.		8-K	10.2	May 4, 2020
10.16	#	Employment Agreement dated April 30, 2020, between Innovate Biopharmaceuticals, Inc. and John Temperato.		8-K	10.6	May 4, 2020
10.16.1	#	First Amendment dated July 12, 2021, to Employment Agreement dated April 30, 2020, between 9 Meters Biopharma, Inc. (formerly Innovate Biopharmaceuticals, Inc.) and John Temperato.		10-K	10.17.1	March 23, 2022
10.17	*	Amended and Restated Exclusive License Agreement, dated February 10, 2020, between Cedars-Sinai Medical Center and Naia Rare Diseases, Inc.		10-Q	10.7	August 13, 2020
10.18	*	Side Letter, dated May 1, 2020, between Amunix Pharmaceuticals, Inc. and Naia Rare Diseases, Inc.		10-Q	10.8	August 13, 2020
10.19	*	Second Amended and Restated License Agreement, dated May 1, 2020, between Amunix Pharmaceuticals, Inc. and Naia Rare Diseases, Inc.		10-Q	10.9	August 13, 2020
10.20	*	Amended and Restated License Agreement, dated May 1, 2020, between Amunix Pharmaceuticals, Inc. and Naia Rare Diseases, Inc.		10-Q	10.10	August 13, 2020
10.21	#	Form of RDD Pharma, Ltd. Notice of Option Grant.		10-Q	10.11	August 13, 2020
10.22	#	Employment Agreement between 9 Meters Biopharma, Inc. and Bethany Sensenig.		8-K	10.1	January 18, 2022
10.23	#	Separation and Consulting Agreement, dated January 14, 2022, between 9 Meters Biopharma, Inc. and Edward J. Sitar.		8-K	10.2	January 18, 2022
10.24	#	9 Meters Biopharma, Inc. 2022 Stock Incentive Plan.		8-K	10.1	June 22, 2022
10.25	#	Form of 9 Meters Biopharma, Inc. Notice of Stock Option Grant and Award Agreement.		8-K	10.2	June 22, 2022
10.26		Form of Securities Purchase Agreement.		8-K	10.1	June 30, 2022
10.27		Form of Senior Secured Convertible Note.		8-K	10.2	June 30, 2022

INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
10.27.1		Form of Amended and Restated Senior Secured Convertible Note.		10-Q	10.1	November 8, 2022
10.28	*	Exclusive License Agreement between 9 Meters Biopharma, Inc. and EBRIS srl.		10-Q	10.1	August 15, 2022
10.29		Lease Agreement by and between 9 Meters Biopharma, Inc. and Crabtree Terrace Holdings, LLC, dated October 3, 2022.		8-K	10.1	October 6, 2022
10.30		Form of Retention Bonus Agreement.	X
21.1		List of Subsidiaries of Registrant.		10-K	21.1	March 22, 2021
23.1		Consent of Mayer Hoffman McCann P.C.	X
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS		Inline XBRL Instance Document.	X
101.SCH		Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF		Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104.0		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Management contract or other compensatory plan.
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

Date:	March 28, 2023	9 Meters Biopharma, Inc.

		By:	/s/ John Temperato
Name: John Temperato
Title: Chief Executive Officer

Signature	Title	Date

/s/ John Temperato	President & Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2023
John Temperato

/s/ Bethany Sensenig	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2023
Bethany Sensenig

/s/ Lorin K. Johnson	Director	March 28, 2023
Lorin K. Johnson, Ph.D.

/s/ Mark Sirgo, Pharm.D.	Director	March 28, 2023
Mark Sirgo, Pharm.D.

/s/ Michael T. Constantino	Director	March 28, 2023
Michael T. Constantino

/s/ Michael Rice	Director	March 28, 2023
Michael Rice

/s/ Samantha Ventimiglia	Director	March 28, 2023
Samantha Ventimiglia

9 METERS BIOPHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 9 Meters Biopharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 9 Meters Biopharma, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company expects to incur negative cash flows from operations with no revenue source, and is therefore dependent on cash on hand and additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Senior Convertible Notes

As described in notes 1 and 6 to the financial statements, the Company entered into a securities purchase agreement for the issuance of Senior Convertible Notes during 2022. The accounting for the transaction was complex, as it required the identification and assessment as to whether embedded features were required to be recognized separately and if so, also required to be recorded at fair value. The Company determined that the embedded conversion and redemption features in the Senior Convertible Notes host instrument were required to be recognized separately as derivative financial instruments at fair value. The determination of fair value involved using complex valuation methodologies that incorporate significant assumptions which include the expected term of the notes and probability of certain conditions or events occurring.

We identified auditing the Company’s assessment of the accounting for the embedded features included in the Senior Convertible Notes and the methods and assumptions used to estimate the fair value of the resulting derivative liability as of the transaction date and at December 31, 2022 as a critical audit matter. The principal consideration for this determination was the combination of the application of authoritative guidance in identifying and evaluating embedded derivative financial instruments within the senior convertible notes and the degree of judgment involved by management in determining the fair value which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence for the accounting and estimated fair value.

The primary procedures we performed to address this critical audit matter included:

•Reading the underlying agreements to understand the terms and conditions, economic substance and identification of embedded features requiring evaluation.
•Applying our understanding of the terms and conditions to evaluate management’s analysis of each embedded feature and the application of the relevant accounting guidance to assess if the embedded features require recognition as derivative financial instruments.
•Obtaining an understanding of management’s process for developing the estimated fair value at the transaction date and December 31, 2022, including understanding the method applied, the reasons the method was selected by the Company, identifying the significant assumptions used to determine the fair value estimate, and evaluating the application and appropriateness of those assumptions in the related method.
•Testing the data used in developing the fair value estimate, including procedures to determine whether the data was complete and accurate and sufficiently precise.
•Evaluating the significant assumptions used in developing the fair value estimate, including:
◦Evaluating whether management’s estimation of the probability of whether certain conditions or events might occur were reasonable as of the transaction date and December 31, 2022.
◦Evaluating whether the management’s estimation of the expected term was reasonable as of the transaction date and December 31, 2022.
◦Comparing the forecasted volatility of the Company’s common stock price to its historical volatility.

In performing the above procedures, we involved the use of valuation professionals with specialized skills and knowledge to assist in the evaluation of management’s selected method and certain inputs and assumptions used in estimating the fair value of the derivative liabilities as of the transaction date and December 31, 2022.

We have served as the Company's auditor since 2015.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
March 28, 2023

9 METERS BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$12,646,282	$46,993,285
Prepaid expenses and other current assets	3,358,917	2,991,948
Restricted cash	17,012,650	—
Total current assets	33,017,849	49,985,233

Property and equipment, net	10,413	16,094
Right-of-use asset	112,302	166,618
Other assets	7,280	5,580
Total assets	$33,147,844	$50,173,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,053,073	$2,434,452
Accrued expenses	4,379,773	5,967,822
Convertible note payable, net	19,616,313	—
Derivative liability	1,585,000	—
Lease liability, current portion	61,746	54,796
Total current liabilities	30,695,905	8,457,070
Lease liability, net of current portion	51,396	113,142
Total liabilities	30,747,301	8,570,212

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value per share, 10,000,000 shares authorized as of December 31, 2022 and 2021; 0 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock $0.0001 par value per share, 550,000,000 shares authorized as of December 31, 2022 and 2021, 13,036,356 and 12,911,776 shares issued and outstanding as of December 31, 2022 and 2021, respectively[1]	1,304	1,291
Additional paid-in capital[1]	215,006,321	210,442,689
Accumulated deficit	(212,607,082)	(168,840,667)
Total stockholders’ equity	2,400,543	41,603,313
Total liabilities and stockholders’ equity	$33,147,844	$50,173,525

1Amounts have been retroactively restated to reflect the 1-for-20 reverse stock split effected on October 17, 2022 (see Note 1)

See accompanying notes to these consolidated financial statements.

9 METERS BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$31,008,151	$21,995,291
Acquired in-process research and development	—	5,103,753
General and administrative	11,008,900	9,662,875
Total operating expenses	42,017,051	36,761,919

Loss from operations	(42,017,051)	(36,761,919)

Other income (expense):
Interest income	501,228	22,707
Interest expense	(2,667,289)	(47,188)
Loss on extinguishment of convertible note payable	(20,303)	—
Change in fair value of derivative liability	437,000	7,000
Total other income (expense), net	(1,749,364)	(17,481)

Loss before income taxes	(43,766,415)	(36,779,400)
Income tax benefit	—	—

Net loss	$(43,766,415)	$(36,779,400)

Net loss per common share, basic and diluted[1]	$(3.38)	$(3.03)

Weighted-average common shares, basic and diluted[1]	12,955,577	12,155,429

1Amounts have been retroactively restated to reflect the 1-for-20 reverse stock-split effected on October 17, 2022 (see Note 1)

See accompanying notes to these consolidated financial statements.

9 METERS BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital[1]	Accumulated Deficit	Total
Balance as of December 31, 2020	10,231,454	$1,023	$164,202,357	$(132,061,267)	$32,142,113
Issuance of common stock	1,850,861	185	37,218,403	—	37,218,588
Vesting of RSUs	10,185	1	(1)	—	—
Share-based compensation	—	—	2,413,000	—	2,413,000
Stock issuance costs	—	—	(2,901,123)	—	(2,901,123)
Exercise of warrants	777,344	78	9,163,096	—	9,163,174
Exercise of stock options	41,932	4	346,957	—	346,961
Net loss	—	—	—	(36,779,400)	(36,779,400)
Balance as of December 31, 2021	12,911,776	$1,291	$210,442,689	$(168,840,667)	$41,603,313
Issuance of common stock	68,861	7	499,993	—	500,000
Share-based compensation	—	—	3,938,000	—	3,938,000
Settlement of convertible debt and accrued interest	55,719	6	125,639	—	125,645
Net loss	—	—	—	(43,766,415)	(43,766,415)
Balance as of December 31, 2022	13,036,356	$1,304	$215,006,321	$(212,607,082)	$2,400,543

1Amounts have been retroactively restated to reflect the 1-for-20 reverse stock split effected on October 17, 2022 (see Note 1)

See accompanying notes to these consolidated financial statements.

9 METERS BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(43,766,415)	$(36,779,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,938,000	2,413,000
Amortization of debt discount	1,831,607	43,983
Depreciation	8,523	7,573
Acquired in-process research and development	—	2,610,588
Change in fair value of derivative liability	(437,000)	(7,000)
Non-cash payment of milestone fees	500,000	—
Loss on extinguishment of convertible note payable	20,645	—
Changes in operating assets and liabilities, net of acquisition:
Prepaid expenses and other assets	(368,669)	(1,991,361)
Accounts payable	2,618,621	1,054,504
Accrued expenses and other liabilities	(1,588,529)	3,170,326
Accrued interest	—	(488)
Net cash used in operating activities	(37,243,217)	(29,478,275)
Cash flows from investing activities
Purchase of property and equipment	(2,842)	(12,476)
Purchase of in-process research and development, net of assets acquired	—	(2,493,165)
Maturity of restricted deposit	—	75,000
Net cash used in investing activities	(2,842)	(2,430,641)
Cash flows from financing activities
Borrowings from convertible notes	21,000,000	—
Payments of debt issuance costs	(1,088,294)	—
Payments of convertible notes	—	(58,199)
Proceeds from issuance of common stock and warrants	—	34,500,000
Proceeds from the exercise of stock options	—	346,961
Proceeds from the exercise of warrants	—	9,163,174
Payment of offering costs	—	(2,901,123)
Net cash provided by financing activities	19,911,706	41,050,813
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,334,353)	9,141,897
Cash, cash equivalents and restricted cash as of beginning of year	46,993,285	37,851,388
Cash, cash equivalents and restricted cash as of end of year	$29,658,932	$46,993,285
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$835,038	$569
Supplemental disclosure of non-cash financing activities
Settlement of convertible notes and accrued interest with common stock	$105,342	$—
Non-cash issuance of common stock with asset acquisition	$—	$2,610,588
Issuance of common stock for settlement of accounts payable	$—	$108,000
Non-cash addition of derivative liability	$2,022,000	$—
Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$12,646,282	$46,993,285
Restricted cash included in current assets	17,012,650	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$29,658,932	$46,993,285

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

On October 17, 2022, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split did not change the number of authorized shares of capital stock or cause an adjustments to the par value of the Company’s capital stock. The Company has retroactively restated the consolidated financial statements to reflect the effect of the reverse stock split made effective on October 17, 2022. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable and outstanding to the Company’s stock options and warrants. The number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been adjusted proportionately to reflect the reverse stock split. The Company retroactively restated such adjustment in the notes to the consolidated financial statements for the years ended December 31, 2022 and 2021.

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

Shelf Registration Filing

On October 2, 2020, the Company filed a shelf registration statement that was declared effective on October 9, 2020 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, the Company may from time to time offer, issue and sell in one or more offerings of various types of securities up to an aggregate dollar amount of $200 million.

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement (the “Sales Agreement”) related to an “at-the-market” offering pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist Securities, Inc., previously SunTrust Robinson Humphrey (“Truist”), as sales agent, for general corporate purposes (the “2020 ATM”). In October 2020, the Company entered into an amendment to the Sales Agreement to reflect the termination of the prior registration statement and effectiveness of the Shelf Registration Statement. During the years ended December 31, 2022 and 2021, the Company did not sell any shares under the Sales Agreement.

April 2021 Offering

On March 30, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets, Inc., William Blair & Company, L.L.C. and Truist, as representatives of the several underwriters named therein (the “Underwriters”), in connection with the public offering of 1,500,000 shares of the Company’s common stock at a price of $20.00 per share, less underwriting discounts and commissions (the “April 2021 Offering”). Pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 225,000 shares of common stock at the same price, which the Underwriters exercised in full on March 31, 2021. On April 5, 2021, upon closing of the April 2021 Offering, the Company received net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions and offering expenses. The shares issued in the April 2021 Offering were registered and sold under the Shelf Registration Statement.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Business Risks

The Company faces risks, including those associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, risks related to the inability of the Company to obtain sufficient additional capital to continue to advance these product candidates and its preclinical programs, including in light of current stock market conditions; risks related to the Company’s ability to successfully implement its strategic plans; uncertainties associated with the clinical development and regulatory approval of product candidates, including reliance on blinded data; uncertainties in obtaining successful clinical results for product candidates and unexpected costs that may result therefrom, including the Company’s reliance on its lead product candidate; risks related to the failure to realize any value from product candidates and preclinical programs being developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market; intellectual property risks; delays in enrollment and timing of clinical trials; risks related to leveraging the Company by borrowing money under the debt facility and compliance with its terms; uncertainties regarding the effect of the reverse stock split and our continued listing on Nasdaq; reliance on collaborators; reliance on research and development partners; risks related to cybersecurity and data privacy; risks related to the COVID-19 pandemic and risks associated with acquiring and developing additional compounds.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Areas of the financial statements where estimates may have the most significant effect include fair value measurements, acquired in-process research and development, accrued expenses, share-based compensation, and management’s assessment of the Company’s ability to continue as a going concern. The Company considered the impact of the COVID-19 pandemic on its estimates and assumptions, and concluded there was not a material impact to its consolidated financial statements as of and for the years ended December 31, 2022 and 2021. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents are stated at cost and consist primarily of money market accounts and commercial paper.

Restricted Cash

The terms of the 2022 Convertible Note further described in Note 6—Debt require the Company to maintain a minimum liquidity balance of 80% of then-outstanding principal. The restricted amount is maintained in a reserve account with the Company’s financial banking institution, and funds are periodically released from restriction as the balance of outstanding principal decreases. In accordance with the terms of the note, upon fulfillment of certain conditions, the cash held in reserve pursuant to the minimum liquidity requirement will be further reduced to a minimum amount equal to the greater of (i) the total outstanding principal amount less 7.5% of the Company’s total market capitalization and (ii) 50% of the total outstanding principal. As of December 31, 2022, there was approximately $16.9 million classified as restricted cash under the convertible note.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, under the terms of the lease agreement further described in Note 11—Commitments and Contingencies, we are required to maintain a letter of credit as security for performance of lease obligations over the life of the lease. Accordingly, there is approximately $0.1 million classified as restricted cash under the letter of credit. As certain conditions are met, including the passage of time, the amount will be reduced to a minimum of $23,600, or the equivalent of approximately one month’s rent.

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

Accrued expenses consisted of the following:

	December 31,
	2022	2021
Accrued compensation and benefits	$427,196	$1,633,295
Accrued clinical expenses	3,833,282	4,228,048
Other accrued expenses	119,295	106,479
Total	$4,379,773	$5,967,822

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

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Manufacturing Risk

The Company relies on a small number of third-party CMOs for the manufacturing of drug product candidates for the Company’s research and development activities, including supply of clinical trial drug supply. Significant delays or interruption in the supply of materials necessary to manufacture the Company’s product candidates could adversely affect the Company’s research and development activities. For the year ended December 31, 2022, one CMO accounted for 21% of the Company’s purchases and there was approximately $2.7 million in outstanding accounts payable to this CMO as of December 31, 2022.

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

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periodically, the Company’s Board of Directors (the “Board”) may approve the grant of restricted stock units (“RSUs”) pursuant to the Company’s stock incentive plans, which represent the right to receive shares of the Company’s common stock based on terms of the agreement. The fair value of RSUs is recognized as share-based compensation expense generally on a straight-line basis over the service period, net of estimated forfeitures. The grant date fair value of an RSU represents the closing price of the Company’s common stock on the date of grant.

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

The fair value of the embedded derivatives issued in connection with the 2022 Convertible Note and 2020 Convertible Note, further described in Note 6—Debt, were determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with each note. As part of the MCS valuation, a discounted cash flow (“DCF”) model was used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity of the convertible debt and calculated discount rate, which includes an estimate of the Company’s specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including: (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, and (vii) an estimated probability of subsequent financing as defined in the 2022 Convertible Note. The Company estimated a probability of subsequent financing of 90% and 60% as of July 15, 2022 and December 31, 2022, respectively. On January 12, 2023, the Company amended the 2022 Convertible Note to among other things remove the subsequent financing requirement further described in Note 12—Subsequent Events.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The fair value estimates may not be indicative of the amounts that would be realized in a market exchange. Additionally, there may be inherent uncertainties or changes in the underlying assumptions used, which could significantly affect the current or future fair value estimates. Generally, a significant increase (decrease) in the probability of subsequent financing would have resulted in a significantly lower (higher) fair value measurement; however, changes in other inputs such as expected term and price of the underlying common stock will have a directionally opposite impact on fair value measurement.

The table below summarizes the valuation inputs into the MCS model for the derivative liabilities associated with the 2022 Convertible Note on the date of issuance July 15, 2022 and period end as of December 31, 2022.

	Derivative Liability
	2022 Convertible Note
	July 15,	December 31,
	2022	2022
Discount rate	24%	20.1%
Expected stock price volatility	102.5%	100%
Risk-free interest rate	3.1%	4.2%
Expected term	3.0 years	2.5 years
Price of the underlying common stock	$4.87	$1.26

The following table summarize the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2022.

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$(1,585,000)	$(1,585,000)
Commercial paper	—	6,965,646	—	6,965,646
Total liabilities at fair value	$—	$6,965,646	$(1,585,000)	$5,380,646

The following table summarizes the changes in fair value of the derivative liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended
December 31,
2022
Beginning balance	$—
Issuance of derivative liability (the 2022 Convertible Note)	2,022,000
Change in fair value of derivative liabilities	(437,000)
Ending balance	$1,585,000

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the fair value liabilities still held at the end of the period	$437,000

The cumulative unrealized gain relating to the change in fair value of the derivative liability of $437,000 for the year ended December 31, 2022 is included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2022 and 2021, the recorded values of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and convertible notes payable approximated their fair values due to the short-term nature of the instruments.

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

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $499,000 and $470,000 for the years ended December 31, 2022 and 2021, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the years ended December 31, 2022 and 2021, 13.6 million and 2.2 million shares, respectively, underlying potentially dilutive warrants and stock options issued and outstanding, and shares of common stock expected to be issued under our convertible note, have been excluded from the computation of diluted weighted-average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2022	2021
Options outstanding under the 2015 Stock Incentive Plan	179,630	265,067
Options outstanding under the 2012 Omnibus Incentive Plan, as amended	1,192,233	730,377
Options outstanding under the 2022 Stock Incentive Plan	36,880	—
Options outstanding under the Option Grant Agreements granted to RDD Employees	49,295	49,295
Warrants outstanding at an exercise price of $50.80	112	112
Warrants outstanding at an exercise price of $63.60	5,702	5,702
Warrants outstanding at an exercise price of $11.7880	1,146,397	1,146,397
Shares issuable upon conversion of convertible debt (Note 6)	10,972,500	—
Total	13,582,749	2,196,950

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at a comprehensive loss. For the years ended December 31, 2022 and 2021, comprehensive loss was equal to net loss.

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

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company early adopted this guidance effective January 1, 2022 and applied the modified retrospective method. There were no debt instruments outstanding at the beginning of the year that were impacted by this guidance and as such, retained earnings, net loss and earnings per share were not impacted by adoption of this guidance.
NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2022, the Company has unrestricted cash and cash equivalents of approximately $12.6 million. In March 2023, the Company received net proceeds of approximately $4.4 million from the closing of a registered direct offering further described in Note 12—Subsequent Events. Without additional sources of funding, the Company’s unrestricted cash and cash equivalents at December 31, 2022, combined with the net proceeds from the March 2023 Offering, are not sufficient for the Company to continue as a going concern for a period of at least one year from the date of filing this Annual Report on Form 10-K. The Company expects to incur substantial losses in the future as it progresses its current product pipeline, seeks regulatory approval for product candidates and prepares for commercialization.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To satisfy the Company’s post-closing rights to indemnification under the Asset Purchase Agreement, 30,216 of the shares issued to Lobesity were subject to holdback restrictions for 18 months following closing of the transaction. The Company’s right to indemnification will be satisfied through the recovery of these shares or paid in cash by Lobesity.

Accounting Treatment

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
NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2022 and 2021:

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2022	2021
Furniture and fixtures	$11,552	$11,552
Computer equipment	46,420	43,578
Leasehold improvements	29,994	29,994
Property and equipment, gross	$87,966	$85,124
Less: Accumulated depreciation	(77,553)	(69,030)
Property and equipment, net	$10,413	$16,094

Depreciation expense for property and equipment was approximately $8,523 and $7,573 for the years ended December 31, 2022 and 2021, respectively.
NOTE 5: RELATED PARTY TRANSACTIONS

Master Services Agreement

Michael Rice, a member of our Board since March 2021, is a Founding Partner of LifeSci Advisors, LLC and LifeSci Communications, LLC. Prior to his becoming a director, on April 1, 2020, the Company entered into a master services agreement with both LifeSci Advisors, LLC and LifeSci Communications, LLC, to provide investor relations and public relations services, respectively. The Company incurred expenses of approximately $0.3 million with LifeSci Advisors, LLC during the years ended December 31, 2022 and 2021, and approximately $0.2 million and $0.3 million with LifeSci Communications, LLC during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had less than $0.1 million in outstanding accounts payable due to LifeSci Advisors, LLC.

Equity Financing
Pursuant to the Underwriting Agreement in connection with the April 2021 Offering, the Company issued an aggregate of 1,725,000 shares of common stock at a price of $20.00 per share. Of the shares issued in the April 2021 Offering, the Company’s Chief Executive Officer, then-current Chief Financial Officer and Chairman of the Board of Directors purchased an aggregate of 22,500 shares at the public offering price and on the same terms as the other purchasers in the April 2021 Offering. The underwriters received the same underwriting discount on the shares purchased by the Company’s Chief Executive Officer, then-current Chief Financial Officer and Chairman of the Board of Directors as the other shares sold in the offering. The aggregate purchase price of the common stock shares issued to the Company’s Chief Executive Officer, then-current Chief Financial Officer and Chairman of the Board was $450,000.
NOTE 6: DEBT

2020 Convertible Note

On January 10, 2020, the Company entered into a securities purchase agreement and unsecured convertible promissory note in the principal amount of $2,750,000 (the “2020 Convertible Note”). The holder of the 2020 Convertible Note could elect to convert all or a portion of the note, at any time from time to time into the Company’s common stock at a conversion price of $65.00 per share, as adjusted by the Reverse Stock Split effected October 17, 2022. The purchase price of the 2020 Convertible Note was $2,500,000 and carried an original issuance discount of $250,000, which was included in the principal amount of the 2020 Convertible Note.

The various conversion and redemption features contained in the 2020 Convertible Note were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $0.4 million. Amortization of the debt discount and accretion of the original issuance discount (“OID”) for the 2020 Convertible Note recorded as interest expense was approximately $44,000 for the year ended December 31, 2021. There was no interest expense incurred under the 2020 Convertible Note during the year ended December 31, 2022.

The 2020 Convertible Note bore interest at the rate of 10% per annum, compounding on a daily basis. During the year ended December 31, 2021, the Company paid the remaining balance of principal and interest of approximately $0.1 million in cash.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 Convertible Note

On June 30, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the purchase of senior secured convertible notes with an institutional investor (the “Holder”). The purchase price of the initial note issued on July 15, 2022 and maturing July 1, 2025, is $21.0 million (the “2022 Convertible Note”), and carries an OID of 5% or $1.1 million, with an option for the Company to issue additional convertible notes to the Holder with principal amounts of up to an aggregate of $70.0 million, subject to certain limitations. The 2022 Convertible Note bears interest equal to the three-month benchmark rate plus 5% (with a floor of 6% and 18% upon default). The Company paid debt issuance costs of approximately $1.1 million during the year ended December 31, 2022. The Company’s accounting policy is to amortize the debt discount and OID over the estimated life of the debt, which is approximately 2.5 years for the 2022 Convertible Note.

On November 7, 2022, the Company amended and restated the 2022 Convertible Note (the “Amended 2022 Note”) in order to, among other things, reduce the minimum liquidity requirement from 110% of the outstanding principal amount to 80% of the outstanding principal amount, which released approximately $6.3 million from restricted cash upon the effective date of the Amended 2022 Note. Additionally, the Amended 2022 Note removed the provisions related to accelerated principal payments and instead established scheduled equity amortization payments beginning in November 2022. On the first day of each month through June 1, 2023, the Company will make an amortization payment equal to $1.68 million, to be paid in shares of the Company’s common stock (unless the Company elects to pay in cash), to the Holder, subject to certain conditions, including the equity conditions (as defined in the original 2022 Convertible Note). Such amortization payment may be optionally decreased by the Company, or if agreed to in writing by the Holder and the Company, increased. On the first day of each month on or after July 1, 2023, the Company will make an amortization payment equal to $882,000 in cash (unless the Company elects to pay in shares of common stock, subject to certain conditions, including the equity conditions). Such amortization payment may be optionally increased by the Company, if agreed to in writing by the Holder and the Company. The Amended 2022 Note also amends the definitions of the Conversion Floor Price, Subsequent Financing, Subsequent Financing Requirement and Required Reserve Amount.

The Amended 2022 Note was accounted for as a debt modification and represents the same indebtedness represented by the Original 2022 Convertible Note. Additionally, the Company and the Holder also amended the Securities Purchase Agreement to replace the form of note with a form of note substantially similar to the Amended 2022 Note, which the Company may use to issue, at the Company’s option, additional notes to the Holder with principal amounts of up to an aggregate of $70.0 million, subject to certain limitations.

The Amended 2022 Note ranks senior to all outstanding and future indebtedness of the Company and its subsidiaries over the three-year term. The Amended 2022 Note also contains customary affirmative and negative covenants, including limitations on incurring indebtedness, the creation of additional liens on the Company’s assets, and entering into investments, as well as a subsequent financing requirement to raise at least $25.0 million by March 31, 2023, and a minimum liquidity requirement to maintain 80% of the outstanding principal in a restricted cash account. The Company is required to have shares reserved of at least 200% of then outstanding principal and accruable interest divided by the Holder’s conversion rate. The Holder can elect to convert at the Holder’s conversion rate of $7.06 per share, subject to certain adjustments, including but not limited to, the issuance of certain rights, options or warrants.

The Company can elect to make principal or interest payments in common stock instead of cash at an amount equal to 92% of the lowest daily volume weighted-average price (“VWAP”) of the Company’s common stock during the three-trading day period immediately prior to payment date, which cannot be less than the floor price of $2.00 per share.

The Holder can redeem the Amended 2022 Note in cash upon (i) a “fundamental change”, as defined in the Amended 2022 Note, (ii) cessation of vurolenatide clinical development while the Company’s total market capitalization is less than $100 million for a period of five consecutive days (the “Clinical Development Cessation”), (iii) an event of default as defined in the Amended 2022 Note, or (iv) if the resale registration statement is withdrawn. The Holder’s cash redemption price ranges from 5% to 15% of then-outstanding principal and unpaid interest. If the Holder redeemed the Amended 2022 Note at December 31, 2022 under the redemption options (i) through (iii) above, the Company would settle the Amended 2022 Note in cash at a price of approximately $24.0 million. Redemption option (iv) would result in a cash redemption payment of approximately $21.9 million. The Company can elect to redeem the Amended 2022 Note in cash at an amount equal to the greater of (A) the “fixed conversion value”, as defined in the Amended 2022 Note, plus accrued and unpaid interest and (B) if

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

before the first year anniversary of the issuance date, 125% of then-outstanding principal and interest. If the Company elected to redeem the Amended 2022 Note as of December 31, 2022, the Company would have settled the Amended 2022 Note in cash for approximately $26.1 million.

Events of defaults include, but are not limited to, failure to make timely payments, failure to maintain the minimum liquidity requirement, failure to timely deliver certain notices (including notice of a fundamental change or the Clinical Development Cessation) and filing for bankruptcy. There were no events of default during the year ended December 31, 2022.

The Company made principal and interest payments in equity of $0.1 million, which was settled with 55,719 shares of the Company’s common stock at a weighted-average conversion price of $1.89. In addition, the Company paid interest payments in cash of approximately $0.8 million. The various conversion and redemption features contained in the Amended 2022 Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $2.0 million. Amortization of the debt discount and accretion of the OID for the Amended 2022 Note, recorded as interest expense using an effective interest rate of 24.7%, was approximately $1.8 million for the year ended December 31, 2022. The unamortized discount and OID is approximately $2.3 million, which is expected to be amortized over approximately 1.3 years.

The Amended 2022 Note, which is classified as current as of December 31, 2022, consisted of:

December 31,
2022
Convertible notes payable, net	$22,050,000
Less: principal payments of debt	(105,000)
Less: unamortized debt discount and OID	(2,328,687)
Total convertible notes payable, net	$19,616,313

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

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EBRIS Collaboration

On August 6, 2021, the Company announced a collaboration with the European Biomedical Research Institute of Salerno, Italy (“EBRIS”) to study larazotide for the treatment of multisystem inflammatory syndrome in children (“MIS-C”). In connection with this collaboration, the Company paid a milestone fee of $0.5 million upon IND approval for MIS-C. Following receipt of a Study May Proceed letter from the FDA under the Investigator IND, EBRIS initiated a Phase 2a study in MIS-C during the fourth quarter of 2021. The ongoing Phase 2a study is a randomized, double-blind, placebo-controlled study.

On April 11, 2022, the Company entered into an exclusive license agreement (the “EBRIS License Agreement”) with EBRIS pursuant to which the Company granted to EBRIS an exclusive license to study the Company’s product incorporating larazotide as its sole active pharmaceutical ingredient (the “Product”) for the treatment of MIS-C and potentially, multisystem inflammatory syndrome in adults (“MIS-A”). In turn, the Company will have an option to license from EBRIS any new intellectual property resulting from such development for purposes of developing, manufacturing, or commercializing products incorporating larazotide or any analog or derivative thereof for the treatment of MIS-C or MIS-A (the “Option”).

Pursuant to the EBRIS License Agreement, the Company issued to EBRIS shares of common stock valued at $0.5 million (consisting of 43,708 shares of unregistered common stock priced at the Company’s 20-day VWAP as of the date of closing), plus the Company will pay EBRIS $0.5 million in cash in connection with final database lock of the ongoing Phase II clinical trial for the treatment of MIS-C. Upon the readout of the top-line data and an FDA agreed upon path forward to further develop the compound in MIS-C, the Company may exercise the Option for an upfront fee of $1.0 million. In addition, the EBRIS License Agreement contemplates certain contingent payments, including development milestone payments, sales-related milestone payments, and subject to certain adjustments, a low-single digit royalty on net sales in the United States of products incorporating larazotide or any analog or derivative thereof that (i) are covered by any patent rights licensed from EBRIS pursuant to the exercise of the Option, or whose regulatory approval for MIS-C or MIS-A relied on data generated by EBRIS, and (ii) sold pursuant to prescriptions for use in treating MIS-C and MIS-A. Of note, each such payment is payable, at the option of the Company, in cash or unregistered shares of the Company’s common stock.

The Company has the right to exercise the Option until three months following the later of (i) the end of the Development Term (as defined in the EBRIS License Agreement) or (ii) the delivery by EBRIS to the Company of the material Know-How (as defined in the EBRIS License Agreement) and final study reports with respect to the clinical trials conducted by EBRIS under the EBRIS License Agreement (the “Option Expiration Date”). Unless earlier terminated, the

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term of the EBRIS License Agreement will continue (i) if the Company does not exercise the Option, until the Option Expiration Date or (ii) if the Company exercises the Option, on a product-by-product and country-by-country basis, until the expiration of the Company’s royalty obligations for each product in a particular country.

Following the Option Expiration Date, the EBRIS License Agreement may be terminated by the Company for convenience upon two months’ prior written notice to EBRIS. The EBRIS License Agreement may be terminated by either party upon (i) a material breach by the other party (subject to prior written notice and an opportunity to cure during a customary cure period), (ii) certain insolvency events, including bankruptcy proceedings, or (iii) prior to the Option Expiration Date, written notice that, as reasonably determined in good faith by the terminating party, termination is necessary to protect the health or safety of trial participants. Additionally, the EBRIS License Agreement will automatically terminate if the Alba License terminates during the Development Term and we do not obtain sufficient rights in the relevant Alba intellectual property to enable the corresponding rights granted to EBRIS to continue following such termination. The EBRIS License Agreement includes standard and customary provisions regarding, among other things, compliance with laws and regulations, confidentiality, intellectual property, representations and warranties, indemnification, and insurance.

Milestone Fees

The Company incurred total milestone fees of approximately $0.5 million and $0.6 million during the years ended December 31, 2022 and 2021, respectively.
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

There were no shares of preferred stock issued and outstanding as of December 31, 2022 and 2021.

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

There were 13,036,356 and 12,911,776 shares of common stock outstanding as of December 31, 2022 and 2021, respectively. The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2022	2021
Outstanding stock options	1,458,038	1,044,739
Warrants to purchase common stock	1,152,211	1,152,211
Shares reserved for issuance upon conversion of convertible debt (Note 6)	27,717,921	—
For possible future issuance under the Company's incentive plans	565,120	273,940
Total common shares reserved for future issuance	30,893,290	2,470,890

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into Sales Agreement dated July 22, 2020, as amended on October 2, 2020, with Truist relating to the 2020 ATM. During the years ended December 31, 2022 and 2021, there were no shares sold under the 2020 ATM. Pursuant to the sales agreement, the Company will pay Truist a commission rate of 3.0% of the gross proceeds from the sale of any shares of common stock under the 2020 ATM.
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

Private Innovate Plan

As of December 31, 2022, there were 179,630 stock options outstanding under the Private Innovate Plan. Since 2018, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	265,067	$33.80	$837,459	2.7
Options granted	—	—		—
Options forfeited	(85,437)	41.76		—
Options exercised	—	—		—
Outstanding at December 31, 2022	179,630	29.88	—	2.7
Exercisable at December 31, 2022	179,630	29.88	—	2.7
Vested and expected to vest at December 31, 2022	179,630	$29.88	$—	2.7

There were no options granted under the Private Innovate Plan during the years ended December 31, 2022 and 2021. The total intrinsic value of options exercised was approximately $635,000 during the year ended December 31, 2021. There were no options exercised during the year ended December 31, 2022.

The total fair value of stock option awards vested during the year ended December 31, 2021 under the Private Innovate Plan was approximately $49,000. There were no stock options vested during the year ended December 31, 2022 under the Private Innovate Plan. As of December 31, 2022, there was no unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan.

The Private Innovate Plan provides for accelerated vesting under certain change-of-control transactions, if approved by the Board. On April 23, 2021, the Board approved the extension of the exercise periods of certain option holders’ vested options for an additional twelve months. Pursuant to the Board’s approval, options to purchase 85,414 shares of the Company’s common stock were extended and the Company recognized an additional $0.3 million in non-cash stock compensation expense related to the modification during the year ended December 31, 2021. All other terms of the options remained unchanged.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Omnibus Plan

The shares reserved for issuance under the Omnibus Plan automatically increase on the first day of each calendar year beginning in 2019 and ending in 2022 by an amount equal to the lesser of (i) five percent of the number of shares of common stock outstanding as of December 31st of the immediately preceding calendar year or (ii) such lesser number of shares of common stock as determined by the Board (the “Evergreen Provision”). On January 1, 2022, the number of shares of common stock available under the Omnibus Plan automatically increased by 645,589 shares, pursuant to the Evergreen Provision. The Board elected to forgo the increase from the Evergreen Provision that would have increased the option pool by 5% of the shares of common stock outstanding on January 1, 2021.

As of December 31, 2022, there were options to purchase 1,192,233 shares of the Company’s common stock outstanding under the Omnibus Plan. Upon its approval, the 2022 Plan superseded and replaced the Omnibus Plan, which expired by its terms on April 30, 2022. No new awards can be granted under the Omnibus Plan after its expiration, but any awards outstanding under the Omnibus Plan remain subject to the terms of the Omnibus Plan. Upon approval of the 2022 Plan, any shares subject to outstanding awards under the Omnibus Plan that subsequently expire, terminate or are surrendered or forfeited for any reason without issuance of shares will automatically become available under the 2022 Plan.

The range of assumptions used in estimating the fair value of the options granted under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Year Ended December 31,
	2022	2021
Expected dividend yield	0%	0%
Expected stock-price volatility	79%	68% - 85%
Risk-free interest rate	1.4% - 1.9%	0.1% - 1.1%
Expected term of options (in years)	6.1	2.3 - 6.1

The following table summarizes stock option activity under the Omnibus Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	730,377	$23.70	$2,296,720	8.5
Options granted	470,631	14.71
Options forfeited	(8,775)	14.80
Options exercised	—	—
Outstanding at December 31, 2022	1,192,233	20.22	—	8.1
Exercisable at December 31, 2022	519,256	23.78	—	7.4
Vested and expected to vest at December 31, 2022	1,153,870	$20.32	$—	8.1

The weighted-average grant date fair value of options granted under the Omnibus Plan was $9.89 and $18 during the years ended December 31, 2022 and 2021, respectively. The total intrinsic value of options exercised was approximately $39,000 during the year ended December 31, 2021. There were no options exercised during the year ended December 31, 2022.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $3.7 million and $0.8 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was approximately $6.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 2.6 years.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Omnibus Plan provides for accelerated vesting, if approved by the Company’s Board. During the year ended December 31, 2022, in accordance with the separation and consulting agreement entered into with our former Chief Financial Officer, the Company accelerated the vesting of all remaining unvested options and extended the exercise period to ten years from the issuance date. During the year ended December 31, 2021, the Board approved the acceleration and extension of unvested options held by a former board member whose term on the Board was expiring. The Company recognized additional non-cash stock compensation expense related to modifications of $1.1 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively.

There were no RSUs granted during the year ended December 31, 2022 and 2021 and there were no unvested RSUs as of December 31, 2022. The Company recognized share-based compensation expense for RSUs of approximately $0.2 million during the year ended December 31, 2021. There was no share-based compensation expense for RSUs during the year ended December 31, 2022.

2022 Stock Incentive Plan

The 2022 Plan was approved by the Company’s stockholders on June 22, 2022. The 2022 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, or other stock awards. Upon adoption of the 2022 Plan, there were 600,000 shares of the Company’s common stock reserved for issuance. The 2022 Plan will be increased by the number of shares underlying any option awarded under the Omnibus Plan that expires, terminates or is canceled without issuance. As of December 31, 2022, there were 565,120 shares available for issuance under the 2022 Plan.

The range of assumptions used in estimating the fair value of the options granted under the 2022 Plan using the Black-Scholes option pricing model for the periods presented were as follows:

Year Ended December 31,
	2022	2021
Expected dividend yield	—%	—
Expected stock-price volatility	79% - 81%	—
Risk-free interest rate	3.0% - 3.2%	—
Expected term of options (in years)	5.8 - 6.0	—

The following table summarizes stock option activity under the 2022 Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	—	$—	$—	—
Options granted	36,880	5.27
Options forfeited	—	—
Options exercised	—	—
Outstanding at December 31, 2022	36,880	$5.27	$—	9.5
Exercisable at December 31, 2022	5,940	$5.29	$—	9.5
Vested and expected to vest at December 31, 2022	34,927	$5.27	$—	9.5

The weighted-average grant date fair value of options granted under the 2022 Plan was $3.64 during the year ended December 31, 2022. There were no options granted under the 2022 Plan during the year ended December 31, 2021. There were no options exercised under the 2022 Plan during the year ended December 31, 2022.

The total fair value of stock options vested under the 2022 Plan was approximately $22,000 during the year ended December 31, 2022. As of December 31, 2022, there was approximately $0.1 million of total unrecognized compensation

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost related to unvested stock-based compensation arrangements under the 2022 Plan which is expected to be recognized over a weighted-average period of 2.5 years.

RDD Option Grants

Pursuant to the RDD Merger Agreement, the Company assumed option grant agreements for 50,714 option grant agreements awarded to RDD employees upon consummation of the merger with RDD (the “RDD Options”) on April 30, 2020. All of the RDD Options are fully vested as of December 31, 2022 and there were no RDD Options granted during the years ended December 31, 2022 and 2021. The total intrinsic value of RDD Options exercised was approximately $27,000 during the year ended December 31, 2021. There were no RDD Options exercised during the year ended December 31 2022.

The following table summarizes stock option activity for the RDD Options:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	49,295	$12.60	$343,486	3.3
Options granted	—
Options forfeited	—
Options exercised	—
Outstanding at December 31, 2022	49,295	$12.60	$8,269	2.3
Exercisable at December 31, 2022	49,295	$12.60	$8,269	2.3

Share-based Compensation Expense

Total share-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive loss was as follows:

	Year Ended December 31,
	2022	2021
Research and development	$950,000	$773,000
General and administrative	2,988,000	1,640,000
Total share-based compensation	$3,938,000	$2,413,000

NOTE 10: INCOME TAXES

No provision for federal and state income tax expense has been recorded for the years ended December 31, 2022 and 2021 due to the valuation allowance recorded against the net deferred tax asset and recurring losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2022	2021
Domestic tax loss and contribution carryforwards	$21,419,800	$18,656,500
Foreign tax loss carryforwards	4,531,900	5,134,700
Tax credits	3,718,100	2,534,600
Share-based compensation	3,908,000	3,647,100
Intangible assets	2,957,100	3,096,800
Accrued expenses	114,300	371,200
Section 174 - capitalized research and development	5,940,400	—
Research and development expenses	—	20,500
Other	19,200	5,900
Valuation allowance	(42,608,800)	(33,467,300)
Total deferred tax assets, noncurrent	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During the years ended December 31, 2022 and 2021, the valuation allowance increased by $9,764,900 and $6,265,600, respectively.

The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2022 and 2021, and the amount computed by applying the statutory federal income tax rate to losses before income tax (benefit) are as follows:

	2022		2021
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(9,190,900)	21.0%	$(7,726,800)	21.0%
State income taxes, net of federal tax benefit	(41,000)	0.1%	(27,900)	0.1%
Non-deductible expenses	314,900	(0.7)%	4,500	—%
Credits	(1,210,000)	2.7%	(1,176,500)	3.2%
Foreign rate differential	3,100	—%	2,400	—%
Change in state tax rate	(8,500)	—%	1,764,100	(4.8)%
Other	367,500	(0.8)%	894,600	(2.5)%
Change in valuation allowance	9,764,900	(22.3)%	6,265,600	(17.0)%
Income tax benefit	$—	—%	$—	—%

As of December 31, 2022, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $101.8 million, $102.1 million and $19.7 million respectively. Federal loss carryforwards of $3.6 million begin to expire in 2034 and $98.3 million of the federal losses carryforward indefinitely. The state loss carryforwards of $102.0 million begin to expire in 2029 and $0.1 million carryforward indefinitely. Foreign net operating losses carry forward indefinitely, and may be subject to limitation. As of December 31, 2022, the Company had contribution carryforwards of $10,300, which begin to expire in 2023. In addition, as of December 31, 2022, the Company has federal research and development credits of $3.7 million which begin to expire in 2038. Starting in 2022, the Company has federal capital loss carryforwards of $33,100, which carryforward indefinitely for foreign tax purposes.

The Company acquired a subsidiary in Israel during the year ended December 31, 2020. However, the subsidiary has a history of book losses and as such, has no undistributed earnings.

The Tax Cuts and Jobs Act subjects a US shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company has a GILTI inclusion in 2022 and 2021 and an overall net operating loss; therefore, no GILTI tax has been recorded for the years ended December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits and does not anticipate a significant change in total unrecognized tax benefits within the next 12 months.

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

The Company’s policy for recording interest and penalties is to record them as a component of interest expense and general and administrative expenses, respectively. During December 31, 2022 and 2021, the Company did not record any interest and penalties related to uncertain tax positions.
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

Periodically, the Company enters into separation and general release agreements with former executives of the Company that include separation benefits consistent with the former executives’ employment agreements. The Company recognized severance expense totaling approximately $0.4 million during the year ended December 31, 2021, which was paid in equal installments over 12 months from the date of separation. There was no accrued severance obligation as of December 31, 2022.

Office Leases

In July 2020, the Company entered into a 4-year lease for office space that expires on September 30, 2024 (the “Original Lease”). Base annual rent is $72,000, or $6,000 per month over the 4-year term. The Original Lease contains a 3-year renewal option. The Company recorded a right of use asset of $233,206 and an operating lease liability of $233,206 at the inception of the Original Lease in July 2020.

The Company estimated the present value of the lease payments over the remaining term of the lease using a discount rate of 12%, which represented the Company’s estimated incremental borrowing rate. The renewal options were excluded from the lease payments as the Company concluded the exercise of the option was not considered reasonably certain.
Operating lease cost under ASC 842 was approximately $71,520 for the years ended December 31, 2022 and 2021. Operating lease cost is included in general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the year ended December 31, 2022.

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under the Company’s lease liability were as follows:

Year ending December 31,	Operating Leases
2023	$72,000
2024	54,000
Total lease payment	126,000
Less: imputed interest	(12,858)
Total	$113,142
On October 3, 2022, the Company entered into a lease agreement (the “2023 Lease”) for its new headquarters in Raleigh, North Carolina. The landlord is required to make improvements to the facility before commencement of the 2023 Lease, which is expected to commence on or around April 1, 2023, for a term of 126 months (the “Initial Term”) and provides for rent abatement for the first six months of the Initial Term. Beginning on the seventh month of the Initial Term, base rent payments are approximately $24,000 per month ($38 per square foot), and increase each year, up to approximately $31,000 per month during the last six months of the Initial Term. The 2023 Lease may be extended for a period of five years at the option of the Company. The 2023 Lease also contains a tenant improvement allowance of $0.7 million. In accordance with ASC 842, Leases, the Company concluded that it does not control the underlying asset being constructed. As such, there is no impact to the Company’s consolidated financial statements for the year ended December 31, 2022.

Under the terms of the 2023 Lease, the Company is required to maintain a letter of credit as security for performance of lease obligations over the life of the lease. Accordingly, there is approximately $0.1 million classified as restricted cash under the letter of credit. As certain conditions are met, including the passage of time, the amount will be reduced to a minimum of $23,600, or the equivalent of approximately one month’s rent.

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

9 METERS BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: SUBSEQUENT EVENTS

1st Amendment to Amended 2022 Note

On January 12, 2023, the Company and the Holder agreed to amend the Amended 2022 Note (the “Amendment”, and together with the Amended 2022 Note, the “Amended A&R Note”) in order to reduce the outstanding principal amount to approximately $4.95 million in exchange for $16.8 million of restricted cash. In connection with the reduction of the outstanding principal amount, the Amendment also reduces the minimum liquidity requirement to no less than $0.5 million. Additionally, the definition of Conversion Floor Price was amended and relieves the Company of the requirement to raise $25 million by March 31, 2023. The Amended A&R Note is classified as current on the consolidated balance sheet as of December 31, 2022.

Except as set forth herein, the material terms of the Amended A&R Note are otherwise substantially similar to the Amended 2022 Note described in Note 6—Debt.

March 2023 Offering

On March 13, 2023, the Company entered into a securities purchase agreement (the “2023 Purchase Agreement”) with an institutional investor for the issuance and sale of 1,300,000 shares of the Company’s common stock, par value $0.0001 (the “Shares”), pre-funded warrants to purchase up to 1,825,000 shares of the Company’s common stock (the “Pre-Funded Warrants”), and accompanying warrants to purchase up to 6,250,000 shares of the Company’s common stock (the “Common Warrants”). The Shares and accompanying Common Warrants were sold at an offering price of $1.60 and the Pre-Funded Warrants and accompanying Common Warrants were sold at an offering price of $1.5999. The offering closed on March 15, 2023. The net proceeds to the Company were approximately $4.4 million, after deducting placement agent fees and other offering expenses.

The Common Warrants have an exercise price equal to $1.35, are immediately exercisable and have a term of 3.5 years following the initial issuance date. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable and can be exercised at any time after the issuance date until such Pre-Funded Warrants are exercised in full. In addition, the Company granted the placement agent warrants to purchase up to 187,500 shares of the Company’s common stock (the “Placement Agent Warrants”). The terms of the Placement Agent Warrants are substantially the same as the terms of the Common Warrants, except the Placement Agent Warrants have an exercise price of $2.00 per share.

Workforce Reduction

In March 2023, the Board implemented a cost reduction plan which included a reduction in workforce of approximately 52% of our full-time personnel. The Company expects to incur approximately $1.1 million in connection with the cost reduction plan during the twelve-month period beginning April 2023, which represents one-time employee termination benefits directly associated with the workforce reduction. In addition, the Company entered into retention agreements with certain key employees which provides for an aggregate of $0.4 million in cash retention bonuses to be paid out 50% on April 15, 2023 and 50% on December 31, 2023, provided that the employee must be employed with the Company on each date. The retention agreements provide for an aggregate of 207,232 RSUs to employees and an aggregate of 39,425 RSUs to board members that will vest 50% on April 15, 2023 and 50% on December 31, 2023. Certain employment agreements require the Company to accelerate the vesting of options that would have normally vested in the 12-month period immediately following the employees’ termination.