Form 10-K/A
period 2022-12-31
9 METERS BIOPHARMA, INC.
filed 2023-04-28
CIK 1551986

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

4509 Creedmoor Road, Suite 600
Raleigh, North Carolina 27612
(Address of principal executive offices, including zip code)
(919) 275-1933
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.              ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒

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

Auditor Firm ID: 199        Auditor Name: Mayer Hoffman McCann P.C.        Auditor Location: San Diego, California

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of 9 Meters Biopharma, Inc. (the “Company, “9 Meters,” “we,” “us” or “our”) for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 28, 2023 (the “Original Form 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At the time the Company filed the Original Form 10-K, it intended to file a definitive proxy statement for its 2023 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

Accordingly, this Amendment is being filed solely to:

•amend Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;
•delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Exchange Act. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Information about our directors, their ages as of March 28, 2023, and the expiration dates of their current terms of Board service are provided in the table below. Additional biographical descriptions are set forth in the text below the tables and include the primary individual experience, qualifications, attributes and skills of each director that led to the conclusion that such director should serve as a member of our Board at this time.

Director	Age	Class	Director Since	Current Term Expiration	Position with 9 Meters
Michael Constantino	60	Class I	2020	2025 Annual Meeting of Stockholders	Director
Lorin K. Johnson, Ph.D.	70	Class I	2018	2025 Annual Meeting of Stockholders	Director
Michael Rice	58	Class II	2021	2023 Annual Meeting of Stockholders	Director
John Temperato	58	Class II	2020	2023 Annual Meeting of Stockholders	President, CEO, Director
Mark Sirgo, Pharm.D.	69	Class III	2020	2024 Annual Meeting of Stockholders	Director and Chairman of the Board
Samantha Ventimiglia	50	Class III	2021	2024 Annual Meeting of Stockholders	Director

Michael Constantino

Mr. Constantino joined our Board in June 2020. Mr. Constantino is a retired Ernst & Young LLP assurance partner who served in the Research Triangle Park Region of North Carolina for over 30 years. From 2009 to 2012, he served as the Office Managing Partner for the combined Raleigh/Greensboro office. He was responsible for leading a growing practice that included assurance, advisory and tax services focused on public and privately held entrepreneurial companies representing many industries. During his career with the firm, he worked with several companies including life sciences companies (biotechnology, medical device and pharmaceuticals), contract research organizations, technology, manufacturing and transportation companies, and large SEC registrants. Mr. Constantino assisted clients with over 20 initial public offerings, debt offerings, mergers and acquisition transactions, and private equity offerings. He worked closely with companies across the development continuum from start-up to mature public entities and assisted management teams and boards of directors with SEC compliance matters, Sarbanes-Oxley internal controls, global operations and strategic planning. Currently, he is the Chair of the Audit Committee of Humacyte (Nasdaq: HUMA), a biotechnology company that is pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues. Mr. Constantino holds a B.A. in both Accounting and Business Management from NC State University and is a North Carolina CPA.

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

Michael Rice

Mr. Rice joined our Board in February 2021. Mr. Rice is president and co-founder of LifeSci Advisors, LLC, a life sciences investor relations consultancy, and co-founder of LifeSci Capital, a research-driven investment bank, positions he has held since March 2010. Mr. Rice is also a founding member of LifeSci Communications, LLC, a corporate communications and public relations firm. From June 2019 to December 2020, Mr. Rice also served as Chief Operating Officer and a member of the board of LifeSci Acquisition Corp. until its merger with Vincerx Pharma, Inc. (f/k/a Vincera Pharma, Inc.). Prior to co-founding LifeSci Advisors and LifeSci Capital, Mr. Rice was the co-head of health care investment banking at Canaccord Adams from April 2007 to November 2008, where he was involved in debt and equity financing. Mr. Rice was also a Managing Director at ThinkEquity Partners from April 2005 to April 2007, where he was responsible for managing Healthcare Capital Markets. Prior to that, from August 2003 to March 2005, Mr. Rice served as a Managing Director at Bank of America, serving large hedge funds and private equity healthcare funds. Previously, he was a Managing Director at JPMorgan/Hambrecht & Quist. Mr. Rice has been a director of Navidea Biopharmaceuticals Inc. (NYSEA: NAVB) since May 2016 and served as a director of RDD Pharma Ltd. (“RDD”) from January 2016 until the Company’s merger with RDD in May 2020. Mr. Rice received his B.A. from the University of Maryland and holds Series 7, 24, 63, and 79 licenses.

We believe Mr. Rice’s long-running healthcare investment and advisory experience qualifies him to serve on our Board.

John Temperato

Mr. Temperato joined our Board in April 2020 leading the creation of 9 Meters through a merger of three companies: Innovate Biopharmaceuticals, Inc., RDD, and Naia Rare Diseases, Inc in May of 2020. Prior to the merger, Mr. Temperato served as the Chief Executive Officer of RDD from March 2019 until April 2020. Prior to joining RDD, Mr. Temperato held various leadership roles, including most notably U.S. President & Chief Operating Officer with Atlantic Healthcare, President & Chief Operating Officer/Chief Commercial Officer with Melinta Therapeutics, Inc., and Senior Vice President of Sales and Managed Markets with Salix Pharmaceuticals, Inc., a specialty pharmaceutical company specializing in gastrointestinal products. Notably, at Salix Pharmaceuticals, Mr. Temperato played a critical role in the successful commercialization and growth of their broad GI portfolio and executed over ten launches during his tenure at the company driving growth of company revenues from $119 million in 2004 to $2 billion in 2015. Across his career, Mr. Temperato has been instrumental in defining and executing capital efficient go-to-market strategies, business development strategy and overseeing the commercialization and life-cycle management for small molecules, devices, and biologics. Additionally, he has developed strategies for reimbursement and external healthcare policy. He holds a Bachelor of Science degree from the University of Bridgeport in Bridgeport, Connecticut.

We believe that Mr. Temperato’s extensive executive experience in the pharmaceutical and healthcare industries qualifies him to serve on our Board.

Mark Sirgo, Pharm.D.

Dr. Sirgo joined our Board in April 2020 upon completion of the Company’s merger with RDD and was appointed as Chairman of the Board of Directors. Since January 2023, Dr. Sirgo has served as Chief Executive Officer and a member of the Board of Directors of Corium Pharma Solutions, Inc., a full-service contract development and manufacturing organization specializing in novel drug delivery technologies. Previously, from January 2019 to April 2022, Dr. Sirgo served as Chief Executive Officer and a member of the Board of Directors of ArunA Bio, Inc., a private development-stage company focused on central nervous system and neurodegenerative disorders. Prior to that, he was President and Chief Executive Officer of BioDelivery Sciences International, Inc. (Nasdaq: BDSI) (“BDSI”) from January 2005 to January 2018. He joined BDSI in August 2004 as Senior Vice President of Commercialization and Corporate Development upon its acquisition of Arius Pharmaceuticals, Inc., of which he was a co-founder and Chief Executive Officer. Dr. Sirgo served as a director of BDSI from August 2005 until the sale of the Company in March 2022. Dr. Sirgo has over 30 years of experience in the pharmaceutical industry, including senior and/or executive positions in research and development, business development, sales, marketing and business operations. Dr. Sirgo spent 16 years in a variety of positions of increasing responsibility in both clinical development and marketing at Glaxo, Glaxo Wellcome, and GlaxoSmithKline, including Vice President of International OTC Development and Vice President of New Product Marketing. From 1996 to 1999, Dr. Sirgo was Senior Vice President of Global Sales and Marketing at Pharmaceutical Product Development, Inc. (Nasdaq: PPDI), a leading contract service provider to the pharmaceutical industry. Dr. Sirgo served on the Board of Directors and as Chairman of the Compensation Committee of Salix Pharmaceuticals, Inc. (Nasdaq: SLXP), a specialty pharmaceutical company specializing in gastrointestinal products, from 2008 until its sale in 2015. Dr. Sirgo has served as the Chair of the Board of Directors of Genenta Science (Nasdaq: GNTA), a clinical-stage biotechnology company developing hematopoietic stem progenitor cell immuno-gene therapy for cancer, since April 2022, and he has also served on the Board of Directors of Biomerica, Inc. (Nasdaq: BMRA), a gastrointestinal diagnostics and therapeutic company, since 2016. Dr. Sirgo received his BS in Pharmacy from The Ohio State University and his Doctorate from Philadelphia College of Pharmacy and Science.

We believe that Dr. Sirgo’s extensive executive level experience in the pharmaceutical industry, including leading both public and private companies and served on multiple boards of directors, qualifies him to serve on our Board.

Samantha Ventimiglia

Ms. Ventimiglia joined our Board in October 2021. Since December 2011, Ms. Ventimiglia has served in various leadership roles at Vertex Pharmaceuticals, Inc., a global biotechnology company, and is currently Senior Vice President, U.S. Public Affairs, responsible for developing and overseeing the company’s policy, government affairs and patient advocacy strategy, including building relationships with state and federal government officials, industry organizations, patient groups and other stakeholders. From February 2008 until December 2010, Ms. Ventimiglia was government affairs director at Astellas Pharma US, a multinational pharmaceutical company, and from April 2004 until February 2008, she was a principal consultant at Jeffrey J. Kimbell & Associates, a federal government affairs firm representing clients in the healthcare community who are seeking legislative and regulatory solutions to problems related to product approval, coverage and reimbursement and marketing practices. Prior to that, Ms. Ventimiglia was a policy director at the Pharmaceutical Research & Manufacturers of America (PhRMA) and the National Governors Association (NGA) where she played a pivotal role in developing the associations’ policy and legislative agenda on Medicare, Medicaid, private sector healthcare and U.S. Food & Drug Administration issues. She also held legislative positions in the offices of U.S. Senator Olympia J. Snowe and U.S. Congressman Elton Gallegly. Ms. Ventimiglia received a B.A. from Catholic University of America and a Master of Public Policy from Georgetown University.

We believe that Ms. Ventimiglia’s years of experience seeking legislative and regulatory solutions in the healthcare industry qualifies Ms. Ventimiglia to serve on our Board.
Executive Officers

The information required by this Item concerning our executive officers is set forth at the end of Part I, Item 1 of the Original Form 10-K.

Family Relationships

There is no family relationship between any director, executive officer or person nominated to become a director or executive officer of our Company.

Committees of the Board of Directors

The following table provides membership information of our non-employee directors serving on each committee of our Board of Directors as of March 28, 2023.

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Michael Constantino	µ		☑
Lorin K. Johnson, Ph.D.	☑	µ	☑
Michael Rice		☑	µ
Mark Sirgo, Pharm.D.	☑	☑	☑
Samantha Ventimiglia			☑

µ = Committee Chair
☑ = Member

Our audit committee consists of Mr. Constantino (Chair) and Drs. Johnson and Sirgo. Each of Mr. Constantino and Drs. Johnson and Sirgo satisfy the independence requirements of Rules 5605(a)(2) and 5605(c)(2) of the Nasdaq Stock Market listing rules and Section 10A(m)(3) of the Exchange Act. The audit committee met five times during 2022. Our Board of Directors has determined that Mr. Constantino is an “audit committee financial expert,” as that term is defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act, and possesses financial sophistication, as defined under applicable Nasdaq rules. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable SEC and Nasdaq rules. To arrive at these determinations, our Board has examined each audit committee member’s scope of experience and the nature of his experience in the corporate finance sector.

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

Additionally, we adopted an insider trading policy to establish guidelines for our employees, officers, directors, and consultants regarding transactions in our securities and the disclosure of our material nonpublic information. The Company’s insider trading policy prohibits our directors, officers and employees from engaging in any hedging activity in our securities or pledging any of our securities as collateral for loans or margin accounts.

Item 11. Executive Compensation.

Summary Compensation Table

This Executive Compensation section describes the material elements of our compensation program for our “named executive officers” during 2022. Our named executive officers consisted of three individuals, our principal executive officer and the two individuals that served as our principal financial officer during 2022 (the “NEOs”); there were no other executive officers of the Company during 2022. Our named executive officers for 2022 were:

•John Temperato, who has served as our President and Chief Executive Officer (our “CEO”) since April 2020;
•Bethany Sensenig, who has served as our Chief Financial Officer (our “CFO”) since January 2022; and
•Edward J. Sitar, who served as our Chief Financial Officer (our “Former CFO”) from June 2019 through January 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-equity Incentive Plan Compensation(3) ($)	All Other Compensation ($)	Total ($)
John Temperato	2022	$553,213	$—	$—	$1,108,892	$—	$—	$1,662,105
President and Chief Executive Officer	2021	$537,100	$—	$—	$1,435,854	$214,840	$—	$2,187,794

Bethany Sensenig(4)	2022	$457,294	$—	$—	$753,998	$—	$50,002	$1,261,294
Chief Financial Officer	2021	$—	$—	$—	$—	$—	$—	$—

Edward J. Sitar(5)	2022	$40,963	$—	$—	$558,907	$—	$397,956	$997,826
Chief Financial Officer	2021	$371,500	$—	$—	$523,489	$118,880	$—	$1,013,869

(1)The amount in the “Stock Awards” column reflects the grant date fair value of restricted stock units granted during the calendar year computed in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. The grant date fair value, which is based on the value of the underlying common stock on the date of grant, does not reflect the actual economic value that will be realized by the NEO upon the vesting of the restricted stock units or the sale of the common stock underlying the award.
(2)The amounts in the “Option Awards” column reflect the aggregate Black-Scholes grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The assumptions that were used to calculate the value of these awards are discussed in Notes 1 and 9 to the consolidated financial statements included in our Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.
(3)During February 2022 and March 2023, the compensation committee determined the non-equity incentive plan compensation to certain executives and senior employees for the prior year’s performance. See section entitled “Employment Agreements with Our Named Executive Officers” below for further details of non-equity incentive plan compensation that may be awarded under those agreements.
(4)Ms. Sensenig was appointed as Chief Financial Officer, effective January 15, 2022. All other compensation consists of a one-time relocation reimbursement of $50,002.
(5)Mr. Sitar served as Chief Financial Officer until his separation from the Company, effective January 14, 2022. All other compensation consists of separation payments pursuant to a separation and consulting agreement with Mr. Sitar, effective January 14, 2022, the terms of which are described below under “Employment Agreements with Our Named Executive Officers.”

Narrative Disclosure to Summary Compensation Table
The primary elements of compensation for our NEOs consisted of base salary, equity-based compensation awards and other compensation such as discretionary bonuses and annual non-equity incentive bonuses. Our NEOs are also able to participate in employee benefit plans and programs that we offer to our other full-time employees on the same basis. Each of our NEOs is (or was) compensated by us pursuant to an executive employment agreement, the terms of which are described below under “Employment Agreements with Our Named Executive Officers.”
Base Salary
The base salary payable to our NEOs was intended to provide a fixed component of compensation that reflected the executive’s skill set, experience, role and responsibilities.
Bonus
Pursuant to their respective employment agreements, each NEO is (or was) eligible for an annual non-equity incentive award, based on goals established by the Board. In 2022 and 2021, the Board set goals related to various operational and financial objectives. In March 2023, the compensation committee determined that the financial position of the Company did not permit the compensation committee to recommend any payment of bonuses at that time and the committee decided that 0% of target bonus amounts for cash and equity grants would be paid out for the year ended December 31, 2022.
Equity Awards
The Company has three stock option plans in existence: the 2012 Omnibus Incentive Plan, as amended (the “Omnibus Plan”), the Innovate 2015 Stock Incentive Plan (the “Private Innovate Plan”) and the 2022 Plan. We will no longer award options under the Private Innovate Plan or the Omnibus Plan. In addition, pursuant to the RDD Merger Agreement, we assumed previously issued option grant agreements awarded to RDD employees upon consummation of the RDD Merger on April 30, 2020. For information about stock option awards granted to our NEOs, see the “Outstanding Equity Awards at Year-end” table below. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention by incentivizing executives to continue employment during the vesting period.
Health, Welfare and Additional Benefits
Each of our NEOs is (or was) eligible to participate in our employee benefit plans and programs, including medical, dental and vision benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

2022 Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity awards held by our NEOs as of December 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Temperato	12,338	(1)	—	$14.80	4/30/2025
CEO	37,501	(2)	12,499	$14.04	4/30/2030
	7,344	(3)	8,174	$12.43	7/6/2030
	19,323	(4)	12,660	$21.40	11/27/2030
	15,574	(4)	16,928	$21.40	11/27/2030
	30,013	(5)	35,470	$36.20	2/4/2031
	—	(6)	123,954	$13.00	2/21/2032

Bethany Sensenig	—	(7)	65,001	$16.89	1/18/2032
CFO

Edward J. Sitar (10)	17,501	(8)	—	$23.30	7/1/2029
Former CFO	8,808	(9)	—	$12.00	4/24/2030
	6,251	(2)	—	$14.04	4/30/2030
	27,502	(3)	—	$12.43	7/6/2030
	11,252	(3)	—	$12.43	7/6/2030
	23,874	(5)	—	$36.20	2/4/2031
(1)This option was granted by RDD Pharma, Ltd. and was assumed by the Company pursuant to the RDD Merger Agreement upon consummation of the RDD Merger on April 30, 2020.
(2)This option was granted under the Omnibus Plan, and 25% of these options vested on April 30, 2020, with the remainder vesting monthly over the next 48 months.
(3)This option was granted under the Omnibus Plan, and 25% of these options vested on July 6, 2021, with the remainder vesting monthly over the next 36 months.
(4)This option was granted under the Omnibus Plan and began vesting upon satisfaction of certain performance criteria previously set by the Board. The Compensation Committee determined that the performance criteria was met and vesting began on January 1, 2021, with 25% vesting on January 1, 2022 and the remainder vesting over the next 36 months.
(5)This option was granted under the Omnibus Plan, and 25% of these options vested on February 4, 2022, with the remainder vesting monthly over the next 36 months.
(6)This option was granted under the Omnibus Plan, and 25% of these options vested on February 21, 2023, with the remainder vesting monthly over the next 36 months.
(7)This option was granted under the Omnibus Plan, and 25% of these options vested on January 18, 2023, with the remainder vesting monthly over the next 36 months.
(8)This option was granted under the Omnibus Plan, and 7.5% vested on December 31, 2019. The remainder of the options vesting was accelerated upon completion of the RDD Merger on April 30, 2020.
(9)This option was granted under the Omnibus Plan, and was fully vested on the date of grant, April 24, 2020.
(10)Mr. Sitar was serving as an independent consultant for the three months following the January 14, 2022 separation date. The material terms of Mr. Sitar’s previously granted equity awards subject to time-based vesting remained unchanged and continued to vest during the consulting period. Following the end of the consulting period, the remaining unvested equity awards previously granted to Mr. Sitar subject to time-based vesting were accelerated and became fully vested with the exercise period being extended to ten years from the issuance date.

Employment Agreements with Our Named Executive Officers

John Temperato

We entered into an executive employment agreement with Mr. Temperato, effective April 30, 2020, as amended on July 12, 2021. Pursuant to the executive employment agreement with Mr. Temperato, he receives an initial base salary of $450,000 per year, subject to review and adjustment by the Board from time to time. Effective January 1, 2021, Mr. Temperato’s salary was increased to $537,100. Upon execution of the employment agreement, the Board approved an option grant to Mr. Temperato to purchase 50,000 shares of common stock, which vested 25% upon grant, with the remainder vesting in 48 equal month installments, provided that Mr. Temperato remains an employee of the Company as of each such vesting date. Mr. Temperato is eligible to receive an annual non-equity incentive cash award with a target amount of 40% of his base salary, as determined by the Board in its sole discretion (and pro-rated for 2020). Mr. Temperato is also eligible to participate in the Company’s other employee benefit plans in effect from time to time on the same bases as are generally made available to other senior executive employees of the Company.

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

Effective November 27, 2020, the Board cancelled certain stock option awards to Mr. Temperato that were intended to be granted to Mr. Temperato on July 6, 2020 (collectively, the “Original Stock Options”) under the 2012 Plan. The purpose of the cancellation was to correct an inadvertent error that occurred when the Company included a number of shares in the Original Stock Options that exceeded the previous annual individual award limit under the Omnibus Plan of 75,000 shares of common stock. The individual award limit was increased by the Board in November 2020 to 200,000 shares of Company common stock. Following the increase of the individual award limit, and in lieu of the Original Stock Options that were granted in excess of the prior individual award limit, the Board granted Mr. Temperato the following new stock awards: 31,983 shares of common stock, subject to time-based vesting, and 32,500 shares of common stock, subject to performance-based vesting, each at an exercise price of $21.40. Additionally, the Board granted Mr. Temperato 10,184 shares of restricted stock, vesting on November 25, 2021, contingent upon his continued relationship with the Company, in order to compensate him for the lost value of the Original Stock Options due to the increased exercise price of the new options. The portion of the Original Stock Options relating to 15,518 shares of common stock that were not in excess of the prior individual award limit remain in effect. Prior option grants made to Mr. Temperato in April 2020 and June 2020 also remain in effect.

As part of a retention program approved by the Board, on March 23, 2023, the Company entered into Retention Bonus Agreements (each, a “Retention Agreement”) with certain employees, which include cash bonuses and grants of RSUs, to be paid out or vested upon certain time-based milestones. The Retention Agreement for John Temperato provides for a cash payment of $85,000 and a RSU grant for 68,815 shares. Half of the cash bonus will be earned and half of the RSU grant will vest on April 15, 2023, with the remaining half being paid out and vesting on December 31, 2023, provided that Mr. Temperato must be employed with the Company on such dates. If Mr. Temperato’s employment terminates for any reason other than by the Company for “Cause” or due to “Disability” (each as defined in the Retention Agreement), he will not earn any portion of the retention bonus. If Mr. Temperato is employed with the Company through the effective date of a “Change in Control” (as defined in the Retention Agreement) occurring prior to December 31, 2023, the remaining portion of the cash bonus will be paid out and the RSU grant will immediately vest upon such Change in Control.

Bethany Sensenig

We entered into an executive employment agreement with Ms. Sensenig effective January 15, 2022. Pursuant to the executive employment agreement with Ms. Sensenig, Ms. Sensenig receives an annual base salary of $425,000, subject to periodic increase as the Company may determine. Ms. Sensenig is eligible to receive a discretionary annual bonus, with a target amount of 40% of her base salary. Ms. Sensenig’s employment agreement provided that Ms. Sensenig would receive an initial grant of options to purchase up to 65,000 shares of the Company’s common stock, which will vest 25% one year from the vesting commencement date, with the remainder vesting in 36 equal monthly installments, provided that Ms. Sensenig remains an employee of the Company as of each such vesting date. Further the options will vest in full if Ms. Sensenig’s employment is terminated by the Company other than for “Cause” (as defined in the employment agreement) within six months of a change of control of the Company. If the employment of Ms. Sensenig is terminated by the Company without “Cause,” Ms. Sensenig will be eligible to receive six months of her then-current salary. All separation benefits are subject to Ms. Sensenig entering into and not revoking a separation agreement in a form acceptable to the Company. Ms. Sensenig is also generally eligible to participate in employee benefit programs established by us from time to time that are applicable to our executives.

As part of a retention program approved by the Board, on March 23, 2023, the Company entered into a Retention Agreement with Ms. Sensenig, which provides for a cash payment of $108,000 and a RSU grant of 50,177 shares. Half of the cash bonus will be earned and half of the RSU grant will vest on April 15, 2023, with the remaining half paid out and vesting on December 31, 2023, provided that Ms. Sensenig must be employed with the Company on such dates. If Ms. Sensenig’s employment terminates for any reason other than by the Company for “Cause” or due to “Disability” (each as defined in the Retention Agreement), she will not earn any portion of the retention bonus. If Ms. Sensenig is employed with the Company through the effective date of a “Change In Control” (as defined in the Retention Agreement) occurring prior to December 31, 2023, the remaining portion of the cash payment will be paid out and the RSU grant will immediately vest upon such Change in Control.

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

In January 2022, the Company entered into a separation and consulting agreement with Mr. Sitar, effective January 14, 2022 (the “Separation Date”). Pursuant to the separation and consulting agreement, Mr. Sitar served as an independent consultant for three months following the Separation Date (the “Consulting Period”). In connection with his separation, and following his non-revocation of a general release of claims, as provided in his employment agreement, Mr. Sitar received: (i) separation pay in an amount equal to 12 months of his regular base salary, minus applicable withholdings, paid in accordance with the Company’s normal payroll practices; (ii) payment of his 2021 annual bonus, as determined by the Company’s Board of Directors; and (iii) payment of his 2022 annual bonus prorated for his period of service prior to the Separation Date and during the Consulting Period. The material terms of Mr. Sitar’s previously granted equity awards subject to time-based vesting remained unchanged and continued to vest during the Consulting Period. Following the end of the Consulting Period, the remaining unvested equity awards previously granted to Mr. Sitar subject to time-based vesting were accelerated and became fully vested with an extension of the exercise period to ten years from the issuance date.
Director Compensation
The following table provides compensation information regarding our non-employee directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash (1) ($)	Option Awards (2) ($)	Total ($)
Mark Sirgo, Pharm.D.	$93,750	$25,949	$119,699
Michael Constantino	$56,250	$25,949	$82,199
Lorin K. Johnson, Ph.D.	$58,750	$25,949	$84,699
Michael Rice	$52,500	$25,949	$78,449
Samantha Ventimiglia	$41,250	$25,949	$67,199

(1)Fees earned or paid in cash reflect the non-employee director compensation earned or paid in cash during the year ended December 31, 2022.
(2)The amounts in the “Option Awards” column reflect the aggregate Black-Scholes grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The assumptions that were used to calculate the value of these awards are discussed in Notes 1 and 9 to the consolidated financial statements included in our Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the directors upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.

The table below shows the aggregate number of option awards (vested and unvested) held as of December 31, 2022 by each of our non-employee directors who was serving as of that date.

Name	Aggregate Options Outstanding as of December 31, 2022
Mark Sirgo, Pharm.D.	31,464
Michael Constantino	19,126
Lorin K. Johnson, Ph.D.	37,951
Michael Rice	14,626
Samantha Ventimiglia	14,626

Non-Employee Director Compensation Policy

As of May 1, 2020, our non-employee directors receive the following annual retainers, to be paid quarterly:

Position	Retainer
Board member	$37,500
Chairman of the Board	35,000
Audit Committee Chair	15,000
Audit Committee member	7,500
Compensation Committee Chair	10,000
Compensation Committee member	7,500
Nominating and Corporate Governance Chair	7,500
Nominating and Corporate Governance member	3,750

Under the policy, each non-employee director who is initially elected or appointed to the Board of Directors on any date other than the date of the Annual Meeting will be granted options to purchase 7,500 shares of our common stock. The initial equity awards will vest monthly over a period of three years, subject to continued service on our Board. In addition, each non-employee director who serves on the Board as of the date of any Annual Meeting will be granted an option on the date of such Annual Meeting, with the number of options and vesting period to be determined by the Compensation Committee. For 2023, in lieu of the Annual Meeting grant, the Board granted each non-employee director RSUs representing 7,885 shares of common stock. Half of the RSU grant vested on April 15, 2023, with the remaining half vesting on December 31, 2023. The vesting of the December 31, 2023 RSUs will accelerate upon a change in control prior to December 31, 2023.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides aggregate information as of December 31, 2022, with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,408,743	$21.06	565,120
Equity compensation plans not approved by security holders (2)	49,295	$12.60	-
Total	1,459,457	$20.77	565,120

(1) Consists of (i) 179,630 shares of common stock issuable upon exercise of outstanding options under the Innovate 2015 Stock Incentive Plan, with a weighted-average exercise price of $29.88, (ii) 1,192,233 shares of common stock issuable upon exercise of outstanding options under the Omnibus Plan, with a weighted-average exercise price of $20.22, and (iii) 36,880 shares of common stock issuable upon exercise of outstanding options under the 2022 Plan, with a weighted-average exercise price of $5.27. As of December 31, 2022, there were 565,120 shares remaining for future issuance under the 2022 Plan.

(2) Pursuant to the merger agreement with RDD (the “RDD Merger Agreement”), upon consummation of the merger with RDD on April 30, 2020 (the “RDD Merger”), the Company assumed outstanding option grant agreements that were awarded to RDD employees. There were 49,295 assumed RDD options outstanding as of December 31, 2021, with a weighted-average exercise price of $12.60 per share.

Security Ownership of Certain Beneficial Owners and Management
The following table and the related notes present information on the beneficial ownership of shares of our common stock as of April 24, 2023 (except where otherwise indicated) by:
•each person, or group of affiliated persons, who are known by us to beneficially own more than 5% of the outstanding shares of our capital stock;
•each of our directors;
•each of our named executive officers; and
•all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 24, 2023, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each stockholder listed is c/o 9 Meters Biopharma, Inc., 4509 Creedmoor Road, Suite 600, Raleigh, NC 27612.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Outstanding(1)
Principal Stockholders:
Sabby Volatility Warrant Master Fund, Ltd.(2)	1,460,563	9.99%
Directors and Named Executive Officers:
John Temperato (3)	304,431	2.1%
Bethany Sensenig (4)	48,110	*
Mark Sirgo, Pharm.D. (5)	120,836	*
Lorin K. Johnson, Ph.D. (6)	43,916	*
Michael Constantino (7)	19,637	*
Michael Rice (8)	11,944	*
Samantha Ventimiglia (9)	10,486	*
Edward J. Sitar (10)	105,045	*
All current directors and executive officers as a group (7 persons) (11)	559,360	3.8%

* Represents beneficial ownership of less than 1% of the shares of common stock outstanding

(1)	The percentage of beneficial ownership is based on 14,459,690 shares of common stock outstanding as of April 24, 2023.

(2)	Following the Company’s March 13, 2023 registered direct offering, Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) held 1,300,000 shares of common stock, pre-funded warrants to purchase 1,825,000 shares of common stock, and common warrants to purchase 6,250,000 shares of common stock. All of the warrants held by Sabby are subject to beneficial ownership limitations of either 4.99% or 9.99%, which prohibit Sabby from exercising any portion of any warrant to the extent that, following such exercise, Sabby’s ownership of common stock would exceed the relevant beneficial ownership limitation. The beneficial ownership limitations, taken as a whole, cap Sabby’s ownership at 9.99% of the Company’s outstanding shares, other than to the extent Sabby were to acquire additional shares on the open market. Consequently, Sabby is not able to exercise all of its warrants due to the aforementioned beneficial ownership limitations, which is reflected in the table above. The address of Sabby is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Caymen KY1-9007, Cayman Islands.

(3)	Consists of (i) 105,785 shares of common stock held by Mr. Temperato, (ii) options to purchase 185,076 shares of common stock held by Mr. Temperato that are exercisable within 60 days of April 24, 2023, and (iii) warrants to purchase up to 13,570 shares of common stock.

(4)	Consists of (i) 25,089 shares of common stock held by Ms. Sensenig and (ii) options to purchase 23,021 shares of common stock that are exercisable within 60 days of April 24, 2023.

(5)	Consists of (i) 81,965 shares of common stock held by Dr. Sirgo, (ii) 1,075 shares of common stock held by Dr. Sirgo’s spouse; (iii) options to purchase 25,076 shares of common stock exercisable within 60 days of April 24, 2023, and (iv) warrants to purchase up to 12,720 shares of common stock.

(6)	Consists of (i) 8,183 shares of common stock held by Dr. Johnson, (ii) options to purchase 31,493 shares of common stock that are exercisable within 60 days of April 24, 2023, and (iii) warrants to purchase up to 4,240 shares of common stock.

(7)	Consists of (i) 6,969 shares of common stock held by Mr. Constantino and (ii) options to purchase 12,668 shares of common stock that are exercisable within 60 days of April 24, 2023.

(8)	Consists of (i) 3,943 shares of common stock held by Mr. Rice and (ii) options to purchase 8,001 shares of common stock that are exercisable within 60 days of April 24, 2023.

(9)	Consists of (i) 3,943 shares of common stock held by Ms. Ventimiglia and (ii) options to purchase 6,543 shares of common stock that are exercisable within 60 days of April 24, 2023.

(10)	Consists of (i) 6,467 shares of common stock held by Mr. Sitar, (ii) options to purchase 95,188 shares of common stock that are held by Mr. Sitar that are exercisable within 60 days of April 24, 2023, and (iii) warrants to purchase up to 3,390 shares of common stock.

(11)	Consists of (i) 236,952 shares of common stock, (ii) options to purchase 291,878 held by the Company’s current directors and executive officers that are exercisable within 60 days of April 24, 2023, and (iii) warrants to purchase up to 30,530 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item-404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, in which the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. Notwithstanding anything therein to the contrary, the policy is to be interpreted only in such a manner as to comply with Item 404 of Regulation S-K.

Certain Related Person Transactions

Described below is each transaction occurring since January 1, 2021, and any currently proposed transaction to which we were or are to be a participant, respectively, and in which:

•The amounts involved exceeded or will exceed the lesser of (a) $120,000 or (b) 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•Any person (i) who since January 1, 2021 served as a director or executive officer of the Company or any member of such person’s immediate family that had or will have a direct or indirect material interest, other than compensation, termination and change of control arrangements that are described under the section titled “Executive Compensation” or (ii) who, at the time when a transaction in which such person had a direct or indirect material interest occurred or existed, was a beneficial owner of more than 5% of our outstanding common stock or any member of such person’s immediate family.

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

Agreement with LifeSci Advisors

Mr. Rice, a member of our Board since March 2021, is a Founding Partner of LifeSci Advisors, LLC and LifeSci Communications, LLC. Prior to his becoming a director, on April 1, 2020 we entered into a master services agreement with both LifeSci Advisors, LLC and LifeSci Communications, LLC, to provide investor relations and public relations services, respectively. During the year ended December 31, 2022, we incurred expenses of approximately $0.3 million with LifeSci Advisors, LLC and $0.2 million with LifeSci Communications, LLC. During the year ended December 31, 2021, we incurred expenses of approximately $0.3 million with LifeSci Advisors, LLC and $0.3 million with LifeSci Communications, LLC.

Independence of Directors
Our common stock is listed on The Nasdaq Capital Market. Under Nasdaq rules, independent directors must comprise a majority of the Board of Directors, and each member of our audit committee, compensation committee and nominating and corporate governance committee must be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that director does not have a relationship that would interfere with such director’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that each of Michael Constantino, Lorin Johnson, Ph.D., Michael Rice, Mark Sirgo, Pharm.D., and Samantha Ventimiglia, does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under applicable Nasdaq rules. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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
Item 14. Principal Accountant Fees and Services.

Summary of Fees

Our audit committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages an independent registered public accounting firm, our audit committee pre-approves the engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year. Pre-approval may also be given as part of our audit committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service.

The following table summarizes the aggregate fees billed for professional services rendered to us by our independent registered public accounting firm, Mayer Hoffman McCann P.C. (“MHM”), in 2022 and 2021. A description of these various fees and services follows the table.

	Fiscal Year Ended
	2022	2021
	(in thousands)
Audit Fees	$453	$253
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$453	$253

All services giving rise to the fees described above were pre-approved by our audit committee. Substantially all of MHM personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

Audit Fees

Audit Fees billed to us by MHM for the years ended December 31, 2022 and 2021, were related to the annual audits of our financial statements included in our Annual Reports on Form 10-K, for the reviews of our financial statements included in our Quarterly Reports on Form 10-Q, the issuance of consent and comfort letters in connection with registration statement filings, and all other services that are normally provided by the accounting firm in connection with statutory and regulatory filings and engagements. Audit fees billed were $453,000 and $253,000 for the years ended December 31, 2022 and 2021, respectively.

Audit-Related Fees

There were no audit-related fees billed to us by Mayer Hoffman McCann P.C. for professional services rendered to us by Mayer Hoffman McCann P.C. during the years ended December 31, 2022 and 2021.

Tax Fees

There were no tax fees billed to us by Mayer Hoffman McCann P.C. for professional services rendered to us by Mayer Hoffman McCann P.C. during the years ended December 31, 2022 and 2021.

All Other Fees

There were no other fees billed to us by Mayer Hoffman McCann P.C. for professional services rendered to us by Mayer Hoffman McCann P.C. during the years ended December 31, 2022 and 2021.

Pre-Approval Policies and Procedures

Our audit committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages an independent registered public accounting firm, our audit committee pre-approves the engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year. All other permitted non-audit services are required to be pre-approved by our audit committee on an engagement-by-engagement basis.

The Audit Committee has determined that the rendering of services other than audit services by Mayer Hoffman McCann P.C. is compatible with maintaining the principal accountant’s independence.

PART IV
 Item 15. Exhibits and Financial Statement Schedules.

(b)    Exhibits
EXHIBIT INDEX

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE

2.1	*	Agreement and Plan of Merger and Reorganization, dated October 6, 2019, by and among the Company, INNT Merger Sub 1 Ltd., RDD Pharma, Ltd., and Orbimed Israel Partners, Limited Partnership.		8-K	2.1	October 7, 2019
2.1.1	*	First Amendment to Agreement and Plan of Merger and Reorganization, dated December 17, 2019, by and among the Company, INNT Merger Sub 1 Ltd., RDD Pharma, Ltd., and Orbimed Israel Partners, Limited Partnership.		8-K	2.1	December 17, 2019
2.2	*	Agreement and Plan of Merger, dated April 30, 2020, among Innovate Biopharmaceuticals, Inc., Naia Merger Sub, Inc., Second Naia Merger Sub LLC, and Naia Rare Diseases, Inc.		8-K	2.1	May 4, 2020
2.3	*	Asset Purchase Agreement between 9 Meters Biopharma, Inc. and Lobesity, LLC, dated July 19, 2021.		10-Q	2.1	November 15, 2021
3.1		Amended and Restated Certificate of Incorporation of the Company, as amended.		10-Q	3.1	November 8, 2022
3.1.1		Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.		8-K	3.1	May 4, 2020
3.2		Amended and Restated Bylaws of the Company.		8-K	3.1	December 10, 2018
4.1		Form of Share Certificate.		10-K	4.1	March 14, 2018
4.2		Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.		10-K	4.2	March 28, 2023
4.3		Form of Warrant.		8-K	4.1	February 2, 2018
4.4		Form of Common Stock Purchase Warrant.		8-K	4.1	May 1, 2019
4.5		Form of Placement Agent Warrant.		8-K	4.2	May 1, 2019
4.6		Form of Series A Convertible Preferred Stock Warrant.		8-K	4.1	May 4, 2020
10.1	†	Sublicense Agreement, dated February 19, 2016, between the Company and Alba Therapeutics Corporation.		10-K/A	10.1	June 29, 2018
10.2	†	License Agreement, dated License Agreement, dated February 26, 2016, by and between the Company and Alba Therapeutics Corporation.		10-K/A	10.2	June 29, 2018
10.3	†	Asset Purchase Agreement, dated December 23, 2014, by and between the Company and Repligen Corporation.		10-K	10.3	March 14, 2018
10.4	†	Master Services Agreement dated August 20, 2018, by and between the Company and Amarex Clinical Research, LLC.		10-Q	10.1	November 13, 2018
10.5	#	Form of Director Indemnification Agreement.		8-K	10.3	February 2, 2018
10.6	#	2012 Innovate Omnibus Incentive Plan, as amended.		8-K	10.1	June 30, 2020
10.6.1	#	Amendment to the 2012 Omnibus Incentive Plan, dated November 27, 2020.		8-K	10.1	November 27, 2020
10.7	#	Form of Option Agreement and Option Grant Notice under the 2012 Omnibus Incentive Plan.		S-1	10.2	November 10, 2015

10.8	#	Form of Restricted Stock Award Agreement and Notice of Grant of Restricted Stock Award under the 2012 Omnibus Incentive Plan.	S-1	10.3	November 10, 2015
10.9	#	Form of Restricted Stock Unit Award Agreement and Notice of Grant of Restricted Stock Unit Award under 2012 Omnibus Incentive Plan.	S-1	10.4	November 10, 2015
10.10	#	Innovate Biopharmaceuticals Inc. 2015 Stock Incentive Plan, as amended.	10-K	10.11	March 14, 2018
10.11	#	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan.	10-K	10.12	March 14, 2018
10.12	#	Form of Nonstatutory Stock Option Agreement under the 2015 Stock Incentive Plan	10-K	10.13	March 14, 2018
10.13	#	Form of Restricted Stock Purchase Agreement under the 2015 Stock Incentive Plan.	10-K	10.14	March 14, 2018
10.14	*	Securities Purchase Agreement, dated April 29, 2020, between Innovate Biopharmaceuticals, Inc. and the investors named therein.	8-K	10.1	May 4, 2020
10.15	*	Registration Rights Agreement, dated April 29, 2020, between Innovate Biopharmaceuticals, Inc. and the investors named therein.	8-K	10.2	May 4, 2020
10.16	#	Employment Agreement dated April 30, 2020, between Innovate Biopharmaceuticals, Inc. and John Temperato.	8-K	10.6	May 4, 2020
10.16.1	#	First Amendment dated July 12, 2021, to Employment Agreement dated April 30, 2020, between 9 Meters Biopharma, Inc. (formerly Innovate Biopharmaceuticals, Inc.) and John Temperato.	10-K	10.17.1	March 23, 2022
10.17	*	Amended and Restated Exclusive License Agreement, dated February 10, 2020, between Cedars-Sinai Medical Center and Naia Rare Diseases, Inc.	10-Q	10.7	August 13, 2020
10.18	*	Side Letter, dated May 1, 2020, between Amunix Pharmaceuticals, Inc. and Naia Rare Diseases, Inc.	10-Q	10.8	August 13, 2020
10.19	*	Second Amended and Restated License Agreement, dated May 1, 2020, between Amunix Pharmaceuticals, Inc. and Naia Rare Diseases, Inc.	10-Q	10.9	August 13, 2020
10.20	*	Amended and Restated License Agreement, dated May 1, 2020, between Amunix Pharmaceuticals, Inc. and Naia Rare Diseases, Inc.	10-Q	10.10	August 13, 2020
10.21	#	Form of RDD Pharma, Ltd. Notice of Option Grant.	10-Q	10.11	August 13, 2020
10.22	#	Employment Agreement between 9 Meters Biopharma, Inc. and Bethany Sensenig.	8-K	10.1	January 18, 2022
10.23	#	Separation and Consulting Agreement, dated January 14, 2022, between 9 Meters Biopharma, Inc. and Edward J. Sitar.	8-K	10.2	January 18, 2022
10.24	#	9 Meters Biopharma, Inc. 2022 Stock Incentive Plan.	8-K	10.1	June 22, 2022
10.25	#	Form of 9 Meters Biopharma, Inc. Notice of Stock Option Grant and Award Agreement.	8-K	10.2	June 22, 2022
10.26		Form of Securities Purchase Agreement.	8-K	10.1	June 30, 2022
10.27		Form of Senior Secured Convertible Note.	8-K	10.2	June 30, 2022
10.27.1		Form of Amended and Restated Senior Secured Convertible Note.	10-Q	10.1	November 8, 2022
10.28	*	Exclusive License Agreement between 9 Meters Biopharma, Inc. and EBRIS srl.	10-Q	10.1	August 15, 2022
10.29		Lease Agreement by and between 9 Meters Biopharma, Inc. and Crabtree Terrace Holdings, LLC, dated October 3, 2022.	8-K	10.1	October 6, 2022
10.30		Form of Retention Bonus Agreement.	10-K	10.30	March 28, 2023
21.1		List of Subsidiaries of Registrant.	10-K	21.1	March 22, 2021
23.1		Consent of Mayer Hoffman McCann P.C.	10-K	23.1	March 28, 2023
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	March 28, 2023

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		10-K	31.2	March 28, 2023
31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	32.1	March 28, 2023
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	32.2	March 28, 2023
101.INS	Inline XBRL Instance Document.		10-K	101.INS	March 28, 2023
101.SCH	Inline XBRL Taxonomy Extension Schema Document.		10-K	101.SCH	March 28, 2023
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		10-K	101.CAL	March 28, 2023
101.DEF	Inline XBRL Taxonomy Extension Definition Document.		10-K	101.DEF	March 28, 2023
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		10-K	101.LAB	March 28, 2023
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		10-K	101.PRE	March 28, 2023
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Management contract or other compensatory plan.
*
Certain confidential portions and/or the schedules and attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5), 601(b)(2), or 601(b)(10), as applicable, of Regulation S-K. The Company will furnish copies of the unredacted exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 28, 2023	9 Meters Biopharma, Inc.

		By:	/s/ Bethany Sensenig
Bethany Sensenig
Chief Financial Officer
(Principal Financial Officer)

22