Form 10-Q
period 2023-03-31
9 METERS BIOPHARMA, INC.
filed 2023-05-15
CIK 1551986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
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

As of May 12, 2023, the registrant had 14,459,690 shares of common stock, par value $0.0001 per share, issued and outstanding. On October 17, 2022, the Company effected a 1-for-20 reverse stock split. All share amounts and references to stock prices, except par value, have been retroactively restated to reflect the reverse split.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

9 METERS BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,938,991	$12,646,282
Prepaid expenses and other current assets	1,573,725	3,358,917
Restricted cash	684,587	17,012,650
Total current assets	9,197,303	33,017,849

Property and equipment, net	9,084	10,413
Right-of-use asset	97,670	112,302
Other assets	8,980	7,280
Total assets	$9,313,037	$33,147,844

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,231,034	$5,053,073
Accrued expenses	5,757,675	4,379,773
Convertible note payable, net	5,071,143	19,616,313
Derivative liability	454,000	1,585,000
Lease liability, current portion	63,617	61,746
Total current liabilities	15,577,469	30,695,905
Lease liability, net of current portion	34,773	51,396
Total liabilities	15,612,242	30,747,301
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock $0.0001 par value per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 (unaudited) and December 31, 2022	—	—
Common stock $0.0001 par value per share, 550,000,000 shares authorized as of March 31, 2023 (unaudited) and December 31, 2022; 14,336,356 and 13,036,356 shares issued and outstanding as of March 31, 2023 (unaudited) and December 31, 2022, respectively	1,434	1,304
Additional paid-in capital	220,174,900	215,006,321
Accumulated deficit	(226,475,539)	(212,607,082)
Total stockholders’ equity (deficit)	(6,299,205)	2,400,543
Total liabilities and stockholders’ equity (deficit)	$9,313,037	$33,147,844

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$9,799,291	$8,368,478
General and administrative	2,988,200	2,995,771
Total operating expenses	12,787,491	11,364,249

Loss from operations	(12,787,491)	(11,364,249)

Other income (expense):
Interest income, net	164,787	12,814
Interest expense	(752,820)	(304)
Loss on extinguishment of convertible note payable	(414,291)	—
Change in fair value of derivative liability	(78,642)	—
Total other income (expense), net	(1,080,966)	12,510

Loss before income taxes	(13,868,457)	(11,351,739)
Income tax benefit	—	—

Net loss	$(13,868,457)	$(11,351,739)

Net loss per common share, basic and diluted[1]	$(1.02)	$(0.88)

Weighted-average common shares, basic and diluted[1]	13,591,912	12,911,776

1 Amounts have been retroactively restated to reflect the 1-for-20 reverse stock split effected on October 17, 2022 (see Note 1)

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Three Months Ended March 31, 2023
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2022	13,036,356	$1,304	$215,006,321	$(212,607,082)	$2,400,543
Share-based compensation	—	—	737,000	—	737,000
Stock issuance costs	—	—	(568,291)	—	(568,291)
Issuance of common stock and warrants	1,300,000	130	4,999,870	—	5,000,000
Net loss	—	—	—	(13,868,457)	(13,868,457)
Balance as of March 31, 2023	14,336,356	$1,434	$220,174,900	$(226,475,539)	$(6,299,205)

Three Months Ended March 31, 2022
	Common Stock Shares[1]	Common Stock Amount[1]	Additional Paid-in Capital[1]	Accumulated Deficit	Total
Balance as of December 31, 2021	12,911,776	$1,291	$210,442,689	$(168,840,667)	$41,603,313
Share-based compensation	—	—	690,000	—	690,000
Net loss	—	—	—	(11,351,739)	(11,351,739)
Balance as of March 31, 2022	12,911,776	$1,291	$211,132,689	$(180,192,406)	$30,941,574

1 Amounts have been retroactively restated to reflect the 1-for-20 reverse stock split effected on October 17, 2022 (see Note 1)

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(13,868,457)	$(11,351,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	737,000	690,000
Amortization of debt discount	578,898	—
Depreciation	1,329	1,627
Change in fair value of derivative liabilities	78,642	—
Loss on extinguishment of convertible note payable	414,291	—
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	1,783,492	1,146,448
Accounts payable	(822,039)	(522,659)
Accrued expenses and other liabilities	1,347,168	287,992
Net cash used in operating activities	(9,749,676)	(9,748,331)
Cash flows from investing activities
Purchase of property and equipment	—	(2,842)
Net cash used in investing activities	—	(2,842)
Cash flows from financing activities
Payments of convertible notes with restricted cash	(16,748,001)	—
Proceeds from issuance of common stock and warrants	5,000,000	—
Payment of offering costs	(537,677)	—
Net cash used in financing activities	(12,285,678)	—
Net decrease in cash, cash equivalents and restricted cash	(22,035,354)	(9,751,173)
Cash, cash equivalents and restricted cash as of beginning of period	29,658,932	46,993,285
Cash, cash equivalents and restricted cash as of end of period	$7,623,578	$37,242,112
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$173,922	$—
Supplemental disclosure of non-cash financing activities
Stock issuance costs included in accrued expenses	$30,614	$—
Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$6,938,991	$37,242,112
Restricted cash included in current assets	$684,587	$—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,623,578	$37,242,112

See accompanying notes to these condensed consolidated financial statements.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

9 Meters Biopharma, Inc. (the “Company”) is a clinical-stage company pioneering novel treatments for people with rare digestive diseases, gastrointestinal conditions with unmet needs, and debilitating disorders in which the biology of the gut is a contributing factor. The Company’s pipeline includes drug candidate vurolenatide, a proprietary long-acting GLP-1 agonist for the orphan-designated disease short bowel syndrome (“SBS”), and a pipeline of early-stage candidates including NM-136, a novel humanized monoclonal antibody antagonist glucose-dependent insulinotropic polypeptide (“GIP”) for the treatment of obesity.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023, as amended on April 28, 2023.

On October 17, 2022, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split did not change the number of authorized shares of capital stock or cause an adjustment to the par value of the Company’s capital stock. The Company has retroactively restated the unaudited condensed consolidated financial statements to reflect the effect of the reverse stock split made effective on October 17, 2022. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable and outstanding to the Company’s stock options and warrants. The number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been adjusted proportionately to reflect the reverse stock split. The Company retroactively restated such adjustment in the notes to the unaudited condensed consolidated financial statements for the three months ended March 31, 2022.

Except as noted below under the section entitled “Recently Issued Accounting Standards—Accounting Pronouncements Adopted,” there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies disclosed in Note 1 of the Company’s financial statements for the years ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K, as amended. However, the following accounting policies are the most critical in fully understanding the Company’s financial condition and results of operations.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 22, 2020, the Company filed a prospectus supplement and associated sales agreement (the “Sales Agreement”) related to an “at-the-market” offering pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through Truist Securities, Inc., previously SunTrust Robinson Humphrey (“Truist”), as sales agent, for general corporate purposes (the “2020 ATM”). In October 2020, the Company entered into an amendment to the Sales Agreement to reflect the termination of the prior registration statement and effectiveness of the Shelf Registration Statement. During the three months ended March 31, 2023 and 2022, the Company did not sell any shares under the Sales Agreement.

Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is currently only able to issue a limited number of shares under its Shelf Registration Statement, including the 2020 ATM, which aggregate to no more than one-third of its public float.

Business Risks

The Company faces risks, including those associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, risks related to the inability of the Company to obtain sufficient additional capital to continue to advance these product candidates and its preclinical programs, including in light of current stock market conditions; risks related to the Company’s ability to successfully implement its strategic plans; risks related to leveraging the Company by borrowing money under the debt facility and compliance with its terms; uncertainties associated with the clinical development and regulatory approval of product candidates, including reliance on blinded data; uncertainties in obtaining successful clinical results for product candidates and unexpected costs that may result therefrom, including the Company’s reliance on its lead product candidate; risks related to the failure to realize any value from product candidates and preclinical programs being developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market; intellectual property risks; delays in enrollment and timing of clinical trials; uncertainties regarding the effect of the reverse stock split and our continued listing on Nasdaq; reliance on collaborators; reliance on research and development partners; risks related to cybersecurity and data privacy; risks related to the COVID-19 pandemic, and risks associated with acquiring and developing additional compounds.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Areas of the financial statements where estimates may have the most significant effect include fair value measurements, accrued expenses, share-based compensation, and management’s assessment of the Company’s ability to continue as a going concern. The Company considered the impact of the COVID-19 pandemic on its estimates and assumptions, and concluded there was not a material impact to its condensed consolidated financial statements as of and for the three months ended March 31, 2023. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents are stated at cost and consist primarily of money market account and commercial paper.

Restricted Cash

The terms of the convertible note further described in Note 4—Debt require the Company to maintain a minimum liquidity balance of $500,000. The restricted amount is maintained in a reserve account with the Company’s financial banking institution, and funds are periodically released from restriction as the balance of outstanding principal decreases. As of March 31, 2023, there was approximately $0.5 million classified as restricted cash under the convertible note.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, under the terms of the lease agreement further described in Note 8—Commitments and Contingencies, we are required to maintain a letter of credit as security for performance of lease obligations over the life of the lease. Accordingly, as of March 31, 2023, there was approximately $0.2 million classified as restricted cash under the letter of credit. If certain conditions are met, including the passage of time, the amount will be reduced to a minimum of $23,600, or the equivalent of approximately one month’s rent.

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

Accrued expenses consisted of the following:

	March 31, 2023 (Unaudited)	December 31, 2022
Accrued compensation and benefits	$1,570,885	$427,196
Accrued clinical expenses	4,086,503	3,833,282
Other accrued expenses	100,287	119,295
Total	$5,757,675	$4,379,773

Derivative Liability

The Company accounts for derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the condensed consolidated balance sheet at fair value. The Company’s derivative financial instruments consists of embedded features in the Company’s convertible note. The embedded derivatives include provisions that provide the noteholder with certain conversion and put rights at various conversion or redemption values as well as certain call options for the Company. See Note 4—Debt for further details.

Warrants

The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, to determine whether the warrants should be classified as equity or liabilities. Warrants classified as equity are recorded at relative fair value as of the date of issuance as a component of additional-paid-in capital on the Company’s condensed consolidated balance sheet. Warrants that are classified as liabilities are recorded at fair value on the date of issuance and are subsequently re-measured to fair value at each balance sheet date until the warrant liabilities are exercised or settled. Changes in the fair value of warrant liabilities are recognized as a non-cash component of other income and expense in the accompanying condensed consolidated statements of operations and comprehensive loss. All of the Company’s outstanding warrants are classified as equity. See Note 6—Stockholder’s Equity (Deficit) for additional discussion regarding the Company’s warrants.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Manufacturing Risk

The Company relies on a small number of third-party contract manufacturing organizations (“CMOs”) for the manufacturing of drug product candidates for the Company’s research and development activities, including supply of clinical trial drug supply. Significant delays or interruption in the supply of materials necessary to manufacture the Company’s product candidates could adversely affect the Company’s research and development activities. One CMO accounted for outstanding accounts payable of approximately $0.6 million and $2.7 million as of March 31, 2023 and December 31, 2022, respectively.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the embedded derivatives issued in connection with the convertible note, further described in Note 4—Debt, were determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with each note. As part of the MCS valuation, a discounted cash flow (“DCF”) model was used to value the debt on a stand-alone basis and determine the discount rate to utilize in both the DCF and MCS models. The significant estimates used in the DCF model include the time to maturity of the convertible debt and calculated discount rate, which includes an estimate of the Company’s specific risk premium. The MCS methodology calculates the theoretical value of an option based on certain parameters, including: (i) the threshold of exercising the option, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, (vii) an estimated probability of subsequent financing as defined in the 2022 Convertible Note (which is no longer a requirement upon amendment of the note on January 12, 2023), and (viii) an estimated probability of an event of default.

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The fair value estimates may not be indicative of the amounts that would be realized in a market exchange. Additionally, there may be inherent uncertainties or changes in the underlying assumptions used, which could significantly affect the current or future fair value estimates. Generally, a significant increase (decrease) in the probability of an event of default would have resulted in a significantly higher (lower) fair value measurement. Changes in other inputs such as expected term and price of the underlying common stock will have a directionally similar impact as the event of default probability on fair value measurement.

The table below summarizes the valuation inputs into the MCS model for the derivative liability associated with the convertible note on the date of issuance, July 15, 2022, the date of amendment, January 12, 2023, and the end of the period, March 31,2023.

	July 15, 2022	December 31, 2022	January 12, 2023	March 31, 2023
Discount rate	24.0%	20.1%	20.1%	23.9%
Expected stock price volatility	102.5%	100.0%	100.0%	102.0%
Risk-free interest rate	3.1%	4.2%	4.2%	3.9%
Expected term	3.0 years	2.5 years	2.5 years	0.5 years
Price of the underlying common stock	$4.87	$1.26	$2.42	$1.39

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of March 31, 2023.

	March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$(454,000)	$(454,000)
Total liabilities at fair value	—	—	(454,000)	(454,000)

The following table summarizes the fair value hierarchy of financial assets and liabilities measured at fair value as of December 31, 2022 and January 12, 2023 upon the amendment to the convertible note further discussed in Note 4—Debt.

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liability	$—	$—	$(1,585,000)	$(1,585,000)
Commercial paper	—	6,965,646	—	6,965,646
Total liabilities at fair value	—	6,965,646	(1,585,000)	5,380,646

The following table summarizes the changes in fair value of the derivative liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

March 31, 2023
Beginning balance as of December 31, 2022	$1,585,000
Extinguishment of derivative liability	(1,209,642)
Change in fair value of derivative liability	78,642
Ending balance as of March 31, 2023	$454,000

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the fair value liabilities still held at the end of the period	$(78,642)

The cumulative unrealized loss relating to the change in fair value of the derivative liability of approximately $0.1 million for the three months ended March 31, 2023 is included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of March 31, 2023 and December 31, 2022, the recorded values of cash and cash equivalents, restricted cash, accounts payable, accrued expenses, and convertible notes payable approximated their fair values due to the short-term nature of the instruments.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs included in general and administrative expenses were approximately $107,000 and $181,000 for the three months ended March 31, 2023 and 2022, respectively.

Net Loss Per Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all potentially dilutive shares that were outstanding during the reporting period. Shares of the Company’s common stock underlying the Pre-Funded Warrants are included in the calculation of basic and diluted earnings per share. Because the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same. For the three months ended March 31, 2023 and 2022, 14.8 million and 2.7 million shares, respectively, underlying potentially dilutive warrants and stock options issued and outstanding, and shares of common stock expected to be issued under our convertible note have been excluded from the computation of diluted weighted-average shares outstanding because the effect would be anti-dilutive. The potentially dilutive securities consisted of the following:

	March 31,
	2023	2022
Options outstanding under the 2015 Stock Incentive Plan	110,201	265,067
Options outstanding under the 2012 Omnibus Incentive Plan, as amended	1,109,580	1,195,922
Options outstanding under the 2022 Stock Incentive Plan	36,880	—
Options outstanding under the Option Grant Agreements granted to RDD Employees	49,295	49,295
Warrants outstanding at an exercise price of $50.80	112	112
Warrants outstanding at an exercise price of $63.60	5,702	5,702
Warrants outstanding at an exercise price of $11.7880	1,146,397	1,146,397
Pre-Funded Warrants outstanding at an exercise price of $0.0001	1,825,000	—
Common Warrants outstanding at an exercise price of $1.35	6,250,000	—
Placement Agent Warrants outstanding at an exercise price of $2.00	187,500	—
Shares issuable upon conversion of convertible debt (Note 4)	3,794,634	—
Restricted stock units subject to vest	246,657	—
Total	14,761,958	2,662,495

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2023, the Company had unrestricted cash and cash equivalents of approximately $6.9 million, which includes net proceeds of approximately $4.4 million from the closing of a registered direct offering in March 2023 further described in Note 1—Summary of Significant Accounting Policies. Without additional sources of funding, the Company’s unrestricted cash and cash equivalents are not sufficient for the Company to continue as a going concern for a period of at least one year from the date of filing this Quarterly Report on Form 10-Q. The Company expects to incur substantial losses in the future as it progresses its current product pipeline, seeks regulatory approval for product candidates and prepares for commercialization.

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

NOTE 3: RELATED PARTY TRANSACTIONS

Michael Rice, a member of our Board since March 2021, is a Founding Partner of LifeSci Advisors, LLC and LifeSci Communications, LLC. Prior to his becoming a director, on April 1, 2020 the Company entered into a master services agreement with both LifeSci Advisors, LLC and LifeSci Communications, LLC, to provide investor relations and public relations services, respectively. The Company incurred expenses with LifeSci Advisors, LLC of approximately $79,000 and $64,000 during the three months ended March 31, 2023 and 2022, respectively. The Company incurred expenses with LifeSci Communications, LLC of approximately $6,000 and $74,000 during the three months ended March 31, 2023 and 2022, respectively.

NOTE 4: DEBT

2022 Convertible Note

On June 30, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the purchase of senior secured convertible notes with an institutional investor (the “Holder”). The purchase price of the initial note issued on July 15, 2022 and maturing July 1, 2025, is $21.0 million (the “2022 Convertible Note”), and carries an original issuance discount (“OID”) of 5% or $1.1 million, with an option for the Company to issue additional convertible notes to the Holder with principal amounts of up to an aggregate of $70.0 million, subject to certain limitations. The 2022 Convertible Note bears interest equal to the three-month benchmark rate plus 5% (with a floor of 6% and 18% upon default). The Company paid debt issuance costs of approximately $1.1 million during the year ended December 31, 2022. The Company’s accounting policy is to amortize the debt discount and OID over the estimated life of the debt, which was approximately 2.5 years for the 2022 Convertible Note.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 7, 2022, the Company amended and restated the 2022 Convertible Note (the “Amended 2022 Note”) in order to, among other things, reduce the minimum liquidity requirement from 110% of the outstanding principal amount to 80% of the outstanding principal amount, which released approximately $6.3 million from restricted cash upon the effective date of the Amended 2022 Note. Additionally, the Amended 2022 Note removed the provisions related to accelerated principal payments and instead established scheduled equity amortization payments beginning in November 2022. On the first day of each month through June 1, 2023, the Company will make an amortization payment equal to $1.68 million, to be paid in shares of the Company’s common stock (unless the Company elects to pay in cash), to the Holder, subject to certain conditions, including the equity conditions (as defined in the original 2022 Convertible Note). Such amortization payment may be optionally decreased by the Company, or if agreed to in writing by the Holder and the Company, increased. On the first day of each month on or after July 1, 2023, the Company will make an amortization payment equal to $882,000 in cash (unless the Company elect to pay in shares of common stock, subject to certain conditions, including the equity conditions). Such amortization payment may be optionally increased by the Company, if agreed to in writing by the Holder and the Company. The Amended 2022 Note also amends the definition of the Conversion Floor Price, Subsequent Financing, Subsequent Financing Requirement and Required Reserve Amount.

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

On January 12, 2023, the Company and the Holder agreed to amend the Amended 2022 Note (the “2023 Amendment”, and together with the Amended 2022 Note, the “Amended A&R Note”) in order to reduce the outstanding principal amount, including premium, to approximately $5.1 million in exchange for $16.8 million of restricted cash. In connection with the reduction of the outstanding principal amount, the 2023 Amendment also reduces the minimum liquidity requirement to no less than $0.5 million. Additionally, the definition of Conversion Floor Price was amended and relieves the Company of the requirement to raise $25 million by March 31, 2023. The 2023 Amendment was accounted for as a debt modification and the Company derecognized a proportionate amount of the derivative liability and unamortized debt discount and OID in conjunction with the repayment of $16.8 million.

The Amended A&R Note ranks senior to all outstanding and future indebtedness of the Company and its subsidiaries over the three-year term. The Amended A&R Note also contains customary affirmative and negative covenants, including limitations on incurring indebtedness, the creation of additional liens on the Company’s assets, and entering into investments. The Company is required to have shares reserved of at least 200% of then outstanding principal and accruable interest divided by the Holder’s conversion rate. The Holder can elect to convert at the Holder’s conversion rate, which was reduced to $4.64 per share subsequent to the degressive issuance in the 2023 March Offering.

The Company can elect to make principal or interest payments in common stock instead of cash at an amount equal to 92% of the lowest daily volume weighted-average price (“VWAP”) of the Company’s common stock during the three-trading day period immediately prior to payment date, subject to a floor price of $3.00 per share.

The Holder can redeem the Amended A&R Note in cash upon (i) a “fundamental change” as defined in the Amended A&R Note, (ii) cessation of vurolenatide clinical development while the Company’s total market capitalization is less than $100 million for a period of five consecutive trading days (the “Clinical Development Cessation”), (iii) an event of default as defined in the Amended A&R Note, or (iv) if the resale registration statement is withdrawn. The Holder’s cash redemption price ranges from 5% to 15% of then-outstanding principal and unpaid interest. If the Holder redeemed the Amended A&R Note at March 31, 2023 under the redemption options (i) through (iii) above, the Company would settle the Amended A&R Note in cash at a price of approximately $5.7 million. Redemption option (iv) would result in a cash redemption payment of approximately $5.2 million. The Company can elect to redeem the Amended A&R Note in cash at an amount equal to the greater of (A) the fixed conversion value (as defined in the note) plus accrued and unpaid interest and (B) if before the first year anniversary of the issuance date, 125% of then-outstanding principal and interest. If the Company elected to redeem the 2022 Convertible Note as of March 31, 2023, the Company would have settled the Amended A&R Note in cash for approximately $6.2 million. If the Company elected to convert the Amended A&R Note at March 31, 2023, the Company would have issued 4,215,605 shares with a fair value of $1.39 per share. A decrease in the Company’s share price of $1.00 would result in an increase of 10,268,782 shares issued.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company made principal payments in cash of $16.7 million and interest payments in cash of approximately $0.2 million during the three months ended March 31, 2023. The various conversion and redemption features contained in the Amended A&R Note are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value of $2.0 million. Amortization of the debt discount and accretion of the OID for the Amended A&R Note, recorded as interest expense using an effective interest rate of 59.8%, was approximately $0.6 million for the three ended March 31, 2023. The unamortized discount and OID is approximately $0.1 million, which is expected to be amortized over approximately 6 months.

Future maturities of the Amended A&R Note, which is classified as current as of March 31, 2023, consisted of:

March 31,
2023
Convertible note payable	$21,945,000
Less: principal payments of debt	(16,748,001)
Less: unamortized debt discount and OID	(125,856)
Total convertible notes payable, net	$5,071,143

Events of defaults include, but are not limited to, failure to make timely payments, failure to maintain the minimum liquidity requirement, failure to comply with the minimum listing requirements of Nasdaq, failure to timely deliver certain notices (including notice of a fundamental change or the Clinical Development Cessation) and filing for bankruptcy. As of March 31, 2023, the Company is in default of the Amended A&R Note due to failure to maintain the minimum listing maintenance requirements of Nasdaq (the “Existing Default”). On April 26, the Company entered into a forbearance agreement with the Holder (the “Forbearance Agreement”) pursuant to which the Holder agreed to waive the event of default in exchange for a partial acceleration of the Amended A&R Note, further described in Note 9—Subsequent Events.

NOTE 5: LICENSE AGREEMENTS

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

On April 11, 2022, the Company entered into an exclusive license agreement (the “EBRIS License Agreement”) with EBRIS pursuant to which the Company granted to EBRIS an exclusive license to study the Company’s product incorporating larazotide as its sole active pharmaceutical ingredient (the “Product”) for the treatment of MIS-C and, potentially, multisystem inflammatory syndrome in adults (“MIS-A”). In turn, the Company will have an option to license from EBRIS any new intellectual property resulting from such development for purposes of developing, manufacturing, or commercializing products incorporating larazotide or any analog or derivative thereof for the treatment of MIS-C or MIS-A(the “Option”).

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Milestone Fees

There were no milestone fees incurred during the three months ended March 31, 2023 and 2022.

6: STOCKHOLDERS’ EQUITY (DEFICIT)

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

There were no shares of preferred stock issued and outstanding as of March 31, 2023 or December 31, 2022.

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

There were 14,336,356 and 13,036,356 shares of common stock outstanding as of March 31, 2023 and December 31, 2022, respectively. The Company had reserved shares of common stock for future issuance as follows:

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2023 (Unaudited)	2022
Outstanding stock options	1,305,956	1,458,038
Warrants to purchase common stock	9,414,711	1,152,211
Restricted stock units subject to vesting	246,657	—
Shares reserved for issuance upon conversion of convertible debt (Note 4)	7,231,143	27,717,921
For possible future issuance under the 2022 Plan	401,116	565,120
Total common shares reserved for future issuance	18,599,583	30,893,290

The Company entered into the Sales Agreement dated July 22, 2020, as amended on October 2, 2020, with Truist relating to the 2020 ATM. During the three months ended March 31, 2023 and 2022, there were no shares sold under the 2020 ATM. Pursuant to the sales agreement, the Company will pay Truist a commission rate of 3.0% of the gross proceeds from the sale of any shares of common stock under the 2020 ATM.

March 2023 Offering

On March 13, 2023, the Company entered into a securities purchase agreement (the “2023 Purchase Agreement”) with an institutional investor for the issuance and sale of 1,300,000 shares of the Company’s common stock, par value $0.0001 (the “Shares”), pre-funded warrants to purchase up to 1,825,000 shares of the Company’s common stock (the “Pre-Funded Warrants”), and accompanying warrants to purchase up to 6,250,000 shares of the Company’s common stock (the “Common Warrants”). The Shares and accompanying Common Warrants were sold at an offering price of $1.60 per share and the Pre-Funded Warrants and accompanying Common Warrants were sold at an offering price of $1.5999. The offering closed on March 15, 2023 and the net proceeds to the Company were approximately $4.4 million after deducting placement agent fees and other offering expenses (the “March 2023 Offering”).

The Common Warrants have an exercise price of $1.35 per share, are immediately exercisable and have a term of 3.5 years following the initial issuance date. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable and can be exercised at any time after the issuance date until such Pre-Funded Warrants are exercised in full. In addition, the Company granted the placement agent warrants to purchase up to 187,500 shares of the Company’s common stock (the “Placement Agent Warrants”). The terms of the Placement Agent Warrants are substantially the same as the terms of the Common Warrants, except the Placement Agent Warrants have an exercise price of $2.00 per share.

The Company assessed the Pre-Funded Warrants, Common Warrants and Placement Agent Warrants (collectively, the “2023 Warrants”) to determine the appropriate classification as equity or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The holders of the 2023 Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the Company’s common stock outstanding immediately after giving effect to such exercise. The 2023 Warrants provide the holder with an option to receive a net cash settlement which can only be exercised upon the occurrence of a fundamental transaction that is within the control of the Company. Upon the occurrence of a fundamental transaction that is not within the control of the Company, the holder of the 2023 Warrants would only receive the same form of consideration that a holder of the Company’s common stock would receive.

The Pre-Funded Warrants are freestanding instruments that do not meet the definition of a liability or a derivative and are indexed to the Company’s common stock and meet all other conditions for equity classification. The Common Warrants and Placement Agent Warrants are freestanding instruments that meet the definition of a derivative, are indexed to the Company’s common stock and meet all other conditions for equity classification. Accordingly, each of the 2023 Warrants were classified in equity as a component of additional-paid-in capital at the time of issuance. The Company allocated the net proceeds from the March 2023 Offering to the Shares and the 2023 Warrants on a relative fair value basis on the date of issuance. As of March 15, 2023, the fair value of the Common Warrants and Placement Agent warrants was approximately $3.2 million and $0.1 million, respectively, which was determined using a Monte Carlo simulation model.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the 2023 Purchase Agreement, the Company is prohibited for a period of 75 days after the closing, from entering into any agreement to issue or announcing any issuance or proposed issuance of common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive common stock, subject to certain exceptions as described in the 2023 Purchase Agreement.

NOTE 7: SHARE-BASED COMPENSATION

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

Private Innovate Plan

As of March 31, 2023, there were 110,201 stock options outstanding under the Private Innovate Plan. Since 2018, the Company has not issued, and does not intend to issue, any additional awards from the Private Innovate Plan.

The following table summarizes stock option activity under the Private Innovate Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	179,630	$29.88	$—	2.7
Options granted	—	—
Options forfeited	(69,429)	10.19
Options exercised	—	—
Outstanding at March 31, 2023	110,201	42.29	—	4.0
Exercisable at March 31, 2023	110,201	42.29	—	4.0

There were no options granted under the Private Innovate Plan during the three months ended March 31, 2023 and 2022. All of the options granted under the Private Innovate Plan are fully vested and as such, there were no stock options vested during the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was no unrecognized compensation cost related to unvested stock-based compensation arrangements under the Private Innovate Plan.

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

As of March 31, 2023, there were options to purchase 1,109,580 shares of the Company’s common stock outstanding under the Omnibus Plan. The Omnibus Plan expired on April 30, 2022 and no new awards will be granted under the Omnibus Plan but any awards outstanding under the Omnibus Plan will remain subject to the Omnibus Plan. On June 22, 2022, the Company’s stockholders approved the adoption of the 2022 Plan previously approved by the Board. Any shares subject to outstanding awards under the Omnibus Plan that subsequently expire, terminate or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2022 Plan.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The range of assumptions used in estimating the fair value of the options granted under the Omnibus Plan using the Black-Scholes option pricing model for the periods presented were as follows:

	Three Months Ended March 31,
	2023	2022
Expected dividend yield	0%	0%
Expected stock-price volatility	0%	79%
Risk-free interest rate	0.0% - 0.0%	1.4% - 1.9%
Expected term of options (in years)	0	6.1 years

The following table summarizes stock option activity under the Omnibus Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	1,192,233	$20.22	$—	8.1
Options granted	—	—
Options forfeited	(82,653)	18.46
Options exercised	—	—
Outstanding at March 31, 2023	1,109,580	20.35	—	7.5
Exercisable at March 31, 2023	677,072	22.01	—	7.0
Vested and expected to vest at March 31, 2023	1,083,795	$20.43	$—	7.5

The weighted-average grant date fair value of options granted under the Omnibus Plan was $10.10 during the three months ended March 31, 2022. There were no options granted under the Omnibus Plan during the three months ended March 31, 2023. There were no options exercised during the three months ended March 31, 2023 and 2022.

The total fair value of stock option awards vested under the Omnibus Plan was approximately $1.7 million and $1.3 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $4.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Omnibus Plan. This cost is expected to be recognized over a weighted average period of 2.3 years.

2022 Stock Incentive Plan

The 2022 Plan was approved by the Company’s stockholders on June 22, 2022. The 2022 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, or other stock awards. Upon adoption of the 2022 Plan, there were 600,000 shares of the Company’s common stock reserved for issuance.

As of March 31, 2023, there were options to purchase 36,880 shares of the Company’s common stock outstanding under the 2022 Plan and 401,116 shares available for issuance under the 2022 Plan.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the 2022 Plan:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	36,880	$5.27	$—	9.5
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding at March 31, 2023	36,880	5.27	—	9.2
Exercisable at March 31, 2023	8,910	5.29	—	9.2
Vested and expected to vest at March 31, 2023	35,281	$5.27	$—	9.2

There were no options granted under the 2022 Plan during the three months ended March 31, 2023 and 2022. There were no options exercised under the 2022 Plan during the three months ended March 31, 2023. The total fair value of stock options vested under the 2022 Plan was $10,815 during the three months ended March 31, 2023. As of March 31, 2023, there was approximately $0.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the 2022 Plan which is expected to be recognized over a weighted-average period of 2.3 years.

During the three months ended March 31, 2023, the Board granted 246,657 RSUs pursuant to retention agreements with employees and Board members with a weighted average grant date fair value of $1.34 that vest 50% on April 15, 2023 and 50% on December 31, 2023, further described in Note 8—Commitments and Contingencies. If a “change in control” occurs prior to December 31, 2023, as defined in the RSU agreements, the unvested portion of the RSUs will immediately vest upon such change in control, subject to continued service through the change in control. There were 246,657 unvested RSUs as of March 31, 2023 and no unvested RSUs as of March 31, 2022. The Company recognized share-based compensation expense for RSUs of approximately $38,000 during the three months ended March 31, 2023 and there was no share-based compensation expense for RSUs during the three months ended March 31, 2022. As of March 31, 2023, there was approximately $0.3 million of total unrecognized compensation cost related to unvested RSUs under the 2022 Plan which is expected to be recognized over a weighted-average period of 0.8 years.

RDD Option Grants

Pursuant to the RDD Merger Agreement, the Company assumed 50,714 option grant agreements awarded to RDD employees upon consummation of the merger with RDD (the “RDD Options”) on April 30, 2020. There were 49,295 RDD Options outstanding as of March 31, 2023 at a weighted-average exercise price of $12.60 per share. All of the RDD Options are fully vested and there were no RDD Options vested during the three months ended March 31, 2023 and 2022. There were no options exercised during the three months ended March 31, 2023 and 2022.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the RDD Options:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	49,295	$12.60	$8,269	2.3
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding at March 31, 2023	49,295	$12.60	9,229	2.1
Exercisable at March 31, 2023	49,295	$12.60	9,229	2.1

Share-based Compensation Expense

Total share-based compensation expense recognized in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$270,000	$178,000
General and administrative	467,000	512,000
Total share-based compensation	$737,000	$690,000

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

Periodically, the Company enters into separation and general release agreements with former executives of the Company that include separation benefits consistent with the former executives’ employment agreements. During the three months ended March 31, 2023, the Company recognized severance expense of approximately $0.9 million associated with a reduction in force effected in late March 2023. There was no severance expense recognized during the three ended March 31, 2022. The accrued severance obligation was approximately $0.9 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively. In addition, the Company entered into retention agreements with certain key employees which provides for an aggregate of $0.4 million in cash retention bonuses to be earned 50% on April 15, 2023 and 50% on December 31, 2023, provided the employee remains employed with the Company on each date. The retention agreements provide for an aggregate of 207,232 RSUs to employees and an aggregate of 39,425 RSUs to board members that will vest 50% on April 15, 2023 and 50% on December 31, 2023. Certain employment agreements require the Company to accelerate the vesting of options that would have normally vested in the 12-month period immediately following the employees’ termination.

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Operating lease cost under ASC 842 was approximately $18,000 for the three months ended March 31, 2023 and 2022. Operating lease cost is included in general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The total cash paid for amounts included in the measurement of the operating lease liability and reported within operating activities was less than $0.1 million during the three months ended March 31, 2023.
Future minimum payments under the Company’s lease liability were as follows:

Year ending December 31,	Operating Leases
2023	$54,000
2024	54,000
Total lease payment	108,000
Less: imputed interest	(9,610)
Total	$98,390
On October 3, 2022, the Company entered into a lease agreement (the “2023 Lease”) for its new headquarters in Raleigh, North Carolina. The landlord is required to make improvements to the facility before commencement of the 2023 Lease, which commenced on April 10, 2023 for a term of 126 months (the “Initial Term”) and provides for rent abatement for the first six months of the Initial Term. Beginning on the seventh month of the Initial Term, base rent payments are approximately $24,000 per month ($38 per square foot), and increase each year, up to approximately $31,000 per month during the last six months of the Initial Term. The 2023 Lease may be extended for a period of five years at the option of the Company. The 2023 Lease also contains a tenant improvement allowance of $0.7 million. In accordance with ASC 842, Leases, the Company concluded that it does not control the underlying asset being constructed. As such, there is no impact to the Company’s consolidated financial statements for the three months ended March 31, 2023 or the year ended December 31, 2022.

Under the terms of the 2023 Lease, the Company is required to maintain a letter of credit as security for performance of lease obligations over the life of the lease. Accordingly, there is approximately $0.1 million classified as restricted cash under the letter of credit. If certain conditions are met, including the passage of time, the amount will be reduced to a minimum of $23,600, or the equivalent of approximately one month’s rent.

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

9 METERS BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: SUBSEQUENT EVENTS

Forbearance Agreement

On April 26, 2023, the Company entered into the Forbearance Agreement with the Holder, pursuant to which the Holder agreed to forbear from enforcing its full remedies related to the Existing Default until the earliest of (i) May 16, 2023, (ii) the occurrence of a default (other than the Existing Default) under the Amended A&R Note, or (iii) the occurrence of a breach by the Company or its subsidiary of any of the representations, warranties, agreements or covenants. In exchange for the Holder entering into the Forbearance Agreement, the Company agreed to pay to the Holder a partial acceleration amount of approximately $3.1 million in cash, the restricted amount maintained in a reserve account under the terms of the Amended A&R Note was increased by $1.1 million to $1.6 million, and the default interest rate of 18.0% will apply until further notice by the Holder. Except as set forth herein, all other terms, conditions and rights of the Amended A&R Note remain in full force and effect.

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

These forward-looking statements are based on our current expectations and beliefs and necessarily involve significant risks and uncertainties that may cause our actual results, performance, prospects and opportunities in the future to differ materially from those expressed or implied by such forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of various risks and uncertainties, which include, without limitation: our need to raise additional capital to fund our operations for at least the next 12 months as a going concern and to advance our product candidates and preclinical programs, including in light of current stock market conditions; risks related to our ability to successfully implement our strategic plans, including reliance on our lead product candidate; risks related to leveraging the Company by borrowing money under the debt facility and compliance with its terms; uncertainties associated with the clinical development and regulatory approval of product candidates and unexpected costs that may result therefrom; risks related to the failure to realize any value from product candidates and preclinical programs being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market; intellectual property risks; risks related to delays in enrollment in and timing of clinical trials; risks related to our continued listing on Nasdaq; reliance on collaborators; reliance on research and development partners; risks related to cybersecurity and data privacy; risks associated with acquiring and developing additional compounds; and other risks described in greater detail in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023, as amended on April 28, 2023. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update or revise them to reflect new events or circumstances except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context otherwise requires, as used in this report, the words “we,” “us,” “our,” the “Company” and “9 Meters” refer to 9 Meters Biopharma, Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K, filed with the SEC on March 28, 2023, as amended on April 28, 2023.

Overview

9 Meters is a clinical-stage company pioneering novel treatments for people with rare digestive diseases, gastrointestinal conditions (“GI”) with unmet needs, and debilitating disorders in which the biology of the gut is a contributing factor. Our pipeline includes vurolenatide, a proprietary Phase 2 long-acting GLP-1 agonist, for short bowel syndrome (“SBS”) and a robust pipeline of early-stage candidates including NM-136 for obesity. Our current product development pipeline is described in the table below:

Vurolenatide for the Treatment of Short Bowel Syndrome

Vurolenatide is a long-acting injectable GLP-1 receptor agonist being developed for SBS, a debilitating orphan disease with an underserved market. In September 2022, we announced the results from our multi-center, double-blind, double-dummy, randomized, placebo-controlled Phase 2 trial of vurolenatide for the treatment of SBS, called VIBRANT (VurolenatIde for short Bowel syndrome Regardless of pArenteral support requiremeNT). The trial included four parallel treatment arms: vurolenatide 50 mg every two weeks (“Q2W”), vurolenatide 50 mg every week (“QW”), vurolenatide 100 mg Q2W, and placebo. The primary efficacy endpoint for the VIBRANT study was change from baseline in mean 24-hour total stool output (“TSO”) volume over the six-week post-randomization observation period.

The mean 24-hour TSO change for the vurolenatide 50 mg Q2W arm was a 30% decrease versus an increase of 32% in the placebo arm, for a relative reduction compared to placebo of 62%. This group showed a rapid (at one week) and sustained TSO reduction over the six-week post-randomization period. Importantly, TSO reduction from baseline was observed in 16 of the 18 weeks of the observation period in the 50 mg Q2W treatment group. These results, coupled with the most favorable adverse event and optimal pharmacokinetic profile, contributed to our decision to move this dose regimen forward.

The study allowed the inclusion of SBS patients both requiring and not requiring parenteral support (“PS”). Five of the eleven patients in the Phase 2 study were receiving PS prior to entering the study and all five were randomly assigned to treatment with vurolenatide. Change from baseline in PS volume, an important secondary endpoint, was also evaluated over the six-week observation period. There was a mean decrease of 17% in the PS volume of these five patients by week two which was sustained throughout the six-week observation period. Of the five patients, two remained stable and three demonstrated a mean decrease in PS volume of 28%.

Patients with SBS suffer from severe malabsorption due to the lack of sufficient intestinal surface which results directly in severe and often debilitating fluid and nutritional losses in the form of chronic, recurrent diarrhea. The vurolenatide development program will not only assess the degree to which vurolenatide can reduce weekly PS volume requirements, but it will also assess the impact of vurolenatide on malabsorptive diarrhea as measured directly by TSO volume.

To maximize the potential for vurolenatide to provide clinical benefit to the entire SBS population regardless of PS requirement, two efficacy endpoints will be used: 1) absolute change from baseline in weekly PS volume which was the established primary efficacy outcome measure to support the approval of the GLP-2 agonist Gattex® (teduglutide) for treatment of SBS patients with a PS dependence; and 2) absolute change from baseline in mean TSO volume, which assesses TSO volume over the entire treatment period and incorporates specific FDA recommendations around the inclusion of nutrition and hydration parameters to help establish the clinical relevance of this novel endpoint.

NM-136 Anti-GIP Humanized Monoclonal Antibody

On July 19, 2021, we entered into and closed an Asset Purchase Agreement with Lobesity, pursuant to which we acquired global development rights to a proprietary and highly specific humanized monoclonal antibody, now known as NM-136, which targets GIP, as well as the related intellectual property (the “Lobesity Acquisition”). We believe NM-136 is a first-in-class humanized monoclonal antibody specifically targeting and binding GIP in the systemic circulation. GIP is a hormone found in the upper small intestine that is released into circulation after food is ingested. GIP plays a critical role in promoting nutrient uptake and storage has been shown to promote fat accumulation in humans. Pre-clinical data has demonstrated that anti-GIP monoclonal antibodies can effectively produce weight loss in obese mice without affecting food consumption.

In April 2023, we received a written response from the FDA on the request for a Type B pre-IND meeting on the planned pre-clinical development of NM-136 for the treatment of obesity. Completion of this interaction with the FDA represented an important milestone and provided additional regulatory clarity and direction regarding the data needed to support an investigational new drug (“IND”) submission, which included input on the nonclinical plans and the proposed design of the Phase 1 study of NM-136. Based on the FDA response, we currently plan to submit an IND to the FDA for NM-136 in the second half of 2023 upon completion of the preclinical program. An approved IND is a prerequisite for conducting Phase 1 clinical studies in the U.S.

NM-102 Tight Junction Microbiome Modulator

NM-102, a small molecule peptide, is being developed as a potential microbiome modulator and undergoing an indication selection process. NM-102 is a long-acting, degradation-resistant peptide, believed to be gut-restricted, and presumed to prevent gut microbial metabolites and antigens from trafficking into systemic circulation. We are continuing our collaboration with Gustave Roussy, a leading cancer center in Villejuif, France, using NM-102. This collaboration adds to an initial 14-month preclinical research project initiated in March 2019, which focused on the relationship between intestinal microbiome composition and systemic responses to cancer treatments such as chemotherapy and immune checkpoint inhibitors. Preclinical testing and formulation development to support an IND are ongoing.

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

Larazotide for the Treatment of Multi-system Inflammatory Syndrome (“MIS-C”)

We entered a collaboration with the European Biomedical Research Institute of Salerno, Italy (“EBRIS”) to study larazotide for the treatment of MIS-C. MIS-C is a rare and serious complication of COVID-19 with symptoms that resemble those of Kawasaki disease, potentially including persistent fever, gastrointestinal symptoms, myocardial dysfunction, and cardiogenic shock with ventricular dysfunction in the setting of multisystem inflammation. MIS-C occurs when SARS-CoV-2 superantigens move through the tight junctions between the gut epithelial cells into the bloodstream, leading to the hyperinflammatory immune response. We believe that larazotide’s mechanism of action as a tight junction regulator may prevent SARS-CoV-2 superantigens from entering the bloodstream. Following receipt of a Study May Proceed letter from the FDA under a filed Investigator IND, EBRIS initiated a Phase 2a study in MIS-C in the fourth quarter of 2021 to evaluate the use of larazotide in a group of children through a randomized placebo-controlled trial at MassGeneral Hospital for Children led by pediatric pulmonologist Lael Yonker, M.D. In addition, a Phase 2a randomized, double-blind, placebo-controlled study has been initiated to evaluate the safety and efficacy of larazotide for use in children and young adults with symptoms of Long COVID.

Under the terms of the collaboration agreement, we will continue to supply larazotide for the ongoing clinical studies. EBRIS will be responsible for the continued execution of the Phase 2a trials inclusive of all associated clinical costs.

Corporate Highlights

Strategic Evaluation and Cost Reduction Measures

We continue to evaluate potential financing, business development and strategic alternatives that might be available to us to maximize stockholder value, particularly given the Company’s current liquidity position. Potential strategic transactions may include equity or debt financings, mergers and acquisitions, licensing arrangements and partnerships, co-development agreements, a sale of our Company, a combination of these, or other strategic transactions. We currently have no commitments to engage in any specific strategic transaction and there can be no assurance that we will be able to complete additional financings; business development transactions or other strategic alternatives.

In March 2023, our Board approved a cost reduction plan to extend our cash runway, which reduced operating expenses and further aligned our workforce with immediate business needs. The reduction in workforce represents approximately 52% of our full-time personnel, which includes eleven full-time employees and eight consultants and contractors.

We incurred approximately $1.0 million in one-time employee termination benefits directly associated with the workforce reduction during the three months ended March 31, 2023. In addition, we entered into retention agreements with certain key employees, which provide for an aggregate of $0.4 million in cash retention bonuses to be earned 50% on April 15, 2023 and 50% on December 31, 2023 and an aggregate of 207,232 restricted stock units (“RSUs”) that will vest upon the same time-based milestones. In addition, in lieu of the annual option grant to our non-employee directors, each of our board members will receive 7,885 RSUs each that will vest upon the same time-based milestones. We believe these changes will provide operating efficiencies for us to continue to support our product development programs as well as any potential partnerships, collaborations or other strategic relationships we may enter into.

Headquarters

In October 2022, we entered into the 2023 Lease for our new headquarters in Raleigh, North Carolina for a term of 126 months. The 2023 Lease provides for rent abatement for the first six months, after which base rent payments of $24,000 per month are due. Base rent increases by 3% each year and the 2023 Lease may be extended for a period of five years. The 2023 Lease commenced in April 2023 and we anticipate aggregate capital expenditures of approximately $0.4 million during the next 12 months, which is expect to cover the excess of tenant improvement costs over the tenant improvement allowance for our new headquarters.

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

As of March 31, 2023, we had an accumulated deficit of $226.5 million. We incurred net losses of $13.9 million and $11.4 million during the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur significant expenses and increase our operating losses for the foreseeable future, which may fluctuate significantly between periods. We anticipate that our expenses will increase substantially as and to the extent we:

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

    As such, we will need substantial additional funding to support our operating activities. Adequate funding might not be available to us on acceptable terms, or at all. We continue to evaluate financing, business development and strategic alternatives to provide the resources necessary to complete our product development and maximize stockholder value. However, any transactions that we pursue and complete might not deliver the anticipated benefits or enhance stockholder value. Our failure to obtain sufficient funds on acceptable terms in the very near term could have a material adverse effect on our business, results of operations and financial condition.

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

Critical Accounting Policies

Areas of the financial statements where estimates may have the most significant effect include fair value measurements, accrued expenses, share-based compensation, and management’s assessment of our ability to continue as a going concern. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. There have been no material changes to our critical accounting policies described in "Critical Accounting Policies and Use of Estimates" of the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023, as amended on April 28, 2023.

Recently Issued Accounting Pronouncements

For details of recent Accounting Standards Updates and our evaluation of their adoption on our condensed consolidated financial statements, see “Note 1—Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our consolidated financial statements in “Part V. Financial Information - Item I. Financial Statements” included in our Annual Report on Form 10-K. There were no new accounting pronouncements adopted or being evaluated that are anticipated to have an impact on our condensed consolidated financial statements during the three months ended March 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth the key components of our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$9,799,291	$8,368,478	$1,430,813	17%
General and administrative	2,988,200	2,995,771	(7,571)	—%
Total operating expenses	12,787,491	11,364,249	1,423,242	13%

Loss from operations	(12,787,491)	(11,364,249)	(1,423,242)	13%
Total other income (expense), net	(1,080,966)	12,510	(1,093,476)	(8,741)%
Net loss	$(13,868,457)	$(11,351,739)	$(2,516,718)	22%

Research and Development Expense

Research and development expense for the three months ended March 31, 2023, increased approximately $1.4 million, or 17%, as compared to the three months ended March 31, 2022. The increase was driven primarily by an increase of approximately $4.0 million associated with IND preparation for NM-136. In addition, personnel costs and benefits for our research and development personnel increased by approximately $0.4 million, and non-cash stock compensation expense increased by approximately $0.1 million. These increases were offset by a decrease of approximately $1.6 million associated with the discontinuation of our Phase 3 clinical trial of larazotide for celiac disease and a decrease of approximately $0.7 million for development of vurolenatide in SBS due to completion of our Phase 2 study. In addition, development costs for NM-102 decreased by approximately $0.9 million.

	Three Months Ended March 31,
	2023	2022
Research and development expenses:
Vurolenatide - Short Bowel Syndrome	$3,125,601	$3,826,934
NM-136 - Obesity Disorder	4,817,107	775,542
NM-102 - Orphan Indication	43,453	926,495
Larazotide - Celiac Disease	30,261	1,651,492
Other research and development expenses	1,782,869	1,188,015
Total research and development expenses	$9,799,291	$8,368,478

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2023, increased by less than $0.1 million as compared to the three months ended March 31, 2022. Personnel costs and benefits for our general and administrative personnel increased by approximately $0.2 million and professional services increased by $0.2 million. These increases were offset by a decrease in general corporate costs of approximately $0.3 million and costs associated with operating as a public company of $0.1 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2023, changed by approximately $1.1 million as compared to the three months ended March 31, 2022. The change in other income (expense), net is primarily due to the increase in interest expense associated with the Amended A&R Note of approximately $0.5 million, loss on fair value of derivative liability of approximately $0.1 million, and the loss on extinguishment of debt of approximately $0.4 million. This increase in expense was offset by an increase in interest income of approximately $0.2 million.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2023, we had cash and cash equivalents of approximately $7.6 million (of which $0.7 million was restricted), compared to approximately $29.7 million (of which $17.0 million was restricted) as of December 31, 2022. The decrease in cash and cash equivalents was primarily due to partial repayment of the Amended A&R Note of $16.8 million and expenditures for business operations, research and development and clinical trial costs.

On March 15, 2023, we completed the March 2023 Offering with an institutional investor for the issuance and sale of 1,300,000 shares of our common stock (the “Shares”), pre-funded warrants to purchase up to 1,825,000 shares of our common stock (the “Pre-Funded Warrants”), and accompanying warrants to purchase up to 6,250,000 shares of our common stock (the “Common Warrants”). The Shares and accompanying Common Warrants were sold at an offering price of $1.60 and the Pre-funded Warrants and accompanying Common Warrants were sold at an offering price of $1.5999. The March 2023 Offering closed on March 15, 2023. The net proceeds to us were approximately $4.4 million, after deducting placement agent fee and other offering expenses.

On April 26, 2023, we entered into the Forbearance Agreement with the Holder, pursuant to which the Holder agreed to forbear from enforcing its full remedies related to the Existing Default until the earliest of (i) May 16, 2023, (ii) the occurrence of a default (other than the Existing Default) under the Amended A&R Note, or (iii) the occurrence of a breach by us or our subsidiary of any of the representations, warranties, agreements or covenants. In exchange for the Holder entering into the Forbearance Agreement, we agreed to pay to the Holder a partial acceleration amount of approximately $3.1 million in cash, the restricted amount maintained in a reserve account under the terms of the Amended A&R Note was increased by $1.1 million to $1.6 million, and the default interest rate of 18.0% will apply until further notice by the Holder.

To date, we have not generated revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We expect to incur substantial expenditures in the foreseeable future for the continued development and clinical trials of our product candidates. We will continue to require additional financing to develop and eventually commercialize our product candidates. Our future liquidity and capital requirements will depend on a number of factors, including the outcome of our clinical trials and our ability to complete the development, approval and commercialization of our products. There are a number of variables beyond our control including the timing, success and overall expense associated with our clinical trials. As such, there can be no assurance that we will be able to achieve our objectives without additional funding. If we are unable to raise additional funds as needed in the very near term, our ability to develop our product candidates will be impaired. We may also be required to delay, reduce or terminate some or all of our development programs and clinical trials.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash used in:
Operating activities	$(9,749,676)	$(9,748,331)
Investing activities	—	(2,842)
Financing activities	(12,285,678)	—
Net decrease in cash and cash equivalents and restricted cash	$(22,035,354)	$(9,751,173)

Operating Activities

For the three months ended March 31, 2023, our net cash used in operating activities of approximately $9.7 million primarily consisted of a net loss of $13.9 million, offset by the adjustment for non-cash share-based compensation of approximately $0.7 million, non-cash loss on extinguishment of debt of approximately $0.4 million, non-cash amortization of debt discount of approximately $0.6 million, non-cash loss on fair value of derivative liability, and the net change in operating assets and liabilities of approximately $2.3 million.

For the three months ended March 31, 2022, our net cash used in operating activities of approximately $9.7 million primarily consisted of a net loss of $11.4 million offset by the adjustment for non-cash share-based compensation of approximately $0.7 million and the net change in operating assets and liabilities of approximately $0.9 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 represents the purchase of property and equipment of approximately $3,000. There was no cash used in investing activities for the three months ended March 31, 2023.

Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities consisted of payments of convertible note of approximately $16.7 million and payments of offering costs of approximately $0.6 million offset by gross proceeds from the issuance of common stock and warrants in the March 2023 Offering of approximately $5.0 million. For the three months ended March 31, 2022, there was no net cash provided by financing activities.

Contractual Obligations and Commitments

Leases

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

In October 2022, we entered into the 2023 Lease for our new headquarters in Raleigh, North Carolina for a term of 126 months. The 2023 Lease provides for rent abatement for the first six months, after which base rent payments of $24,000 per month are due. Base rent increases by 3% each year and the 2023 Lease may be extended for a period of five years. The 2023 Lease commenced in April 2023. In accordance with ASC 842, Leases, we concluded that we did not control the underlying asset during the construction period prior to commencement in April. As such, there was no impact to our consolidated financial statements for the three months ended March 31, 2023.

Warrants

In the March 2023 Offering, we issued 1,825,000 Pre-Funded Warrants, 6,250,000 Common Warrants and 187,500 Placement Agent Warrants to purchase shares of our common stock. Upon the occurrence of a fundamental transaction that is within the control of the Company, the 2023 Warrants provide the holder with the option to require net cash settlement equal to the Black Scholes Value of the unexercised warrant. If the fundamental transaction is not within our control, the holder is only entitled to receive the same form of consideration that is being offered to our common stockholders in the fundamental transaction, whether it be cash, stock or a combination thereof, based on the Black Scholes Value of the unexercised warrant. See Note 6—Stockholder’s Equity (Deficit) for further discussion of the 2023 Warrants.

Cost Reduction Plan

In March 2023, the Board implemented a cost reduction plan which included a reduction in workforce of approximately 52% of our full-time personnel. We recognized severance expense totaling $0.9 million during the three months ended March 31, 2023. Severance payments will be made in equal installments over 12 months from the date of separation. The accrued severance obligation as of March 31, 2023 was approximately $0.9 million. In addition, the Board awarded retention bonuses of approximately $0.4 million for our remaining personnel for their continued service through December 31, 2023. The accrued bonus obligation as of March 31, 2023 was approximately $0.2 million.

License Agreements

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. In general, the amount and timing of sub-license fees and the achievement and timing of development and commercialization milestones are not probable and estimable, and as such, these commitments have not been included on the accompanying consolidated balance sheets. There were no development milestone fees incurred during the three months ended March 31, 2023 and 2022.

Other

We also enter into agreements in the normal course of business with contract research organizations and other third parties with respect to services for clinical trials, clinical supply manufacturing and other operating purposes that are generally terminable by us with thirty to ninety days advance notice.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Management identified a material weakness in internal control over financial reporting in connection with the review of our unaudited condensed consolidated financial statements for the three months ended September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is a result of certain control deficiencies related to the precision of our review over the initial valuation and subsequent remeasurement of the non-cash embedded derivative liability recognized as a part of the convertible debt financing in July 2022. In response to this material weakness, we have enhanced the documentation of our controls to include evidence of our review of the valuation provided by our third-party specialist. We also engaged a third-party accounting specialist to oversee the review of the valuation of our derivative liabilities. This oversight included the valuations of the derivative liability on the original note as of November 7, 2022, the date of amendment, valuation of the derivative liability of the 2022 Amended Note on November 7, 2022 and December 31, 2022, and valuation of the derivative liability of the Amended A&R Note on March 31, 2023. Due to the additional controls added to our oversight of the valuations of the non-cash embedded derivative liabilities, management believes this material weakness has been remediated as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, there were no material changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal or governmental regulatory proceedings, nor is our management aware of any pending or threatened legal or government regulatory proceedings proposed to be initiated against us, in each case that would have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023, as amended on April 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	HEREWITH	FORM	EXHIBIT	FILING DATE
4.1	Form of Common Warrant.		8-K	4.1	March 15, 2023
4.2	Form of Pre-Funded Warrant.		8-K	4.2	March 15, 2023
4.3	Form of Placement Agent Warrant.		8-K	4.3	March 15, 2023
10.1	First Amendment to the Amended and Restated Senior Secured Convertible Note due 2025.		8-K	10.1	January 13, 2023
10.2	Form of Securities Purchase Agreement.		8-K	10.1	March 15, 2023
10.3	Form of Retention Bonus Agreement.		10-K	10.30	March 28, 2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

9 METERS BIOPHARMA, INC.
a Delaware corporation

Date:	May 15, 2023	By:	/s/ Bethany Sensenig
Bethany Sensenig
Chief Financial Officer (Principal Financial and Principal Accounting Officer)